Form 10KSB
period 1997-02-28
KELLYS COFFEE GROUP INC
filed 1998-05-19
CIK 833209

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB


 X       Annual Report Under Section 13 or 15(d) of The Securities Exchange
         Act of 1934 (Fee Required) for the Fiscal Year Ended February 28, 1997
                                                              -----------------

         Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 (No Fee Required) for the Transition Period from ________ to ________

                        Commission file number 33-2128-D
                                               ---------

                           KELLY'S COFFEE GROUP, INC.
                           --------------------------
                 (Name of Small Business Issuer in its Charter)

              Colorado                                       84-1062062
    ------------------------------                        ------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)

                             647 Seventeenth Avenue
                          Longmont, Colorado 80502-1539
                          -----------------------------
               (Address of principal executive office) (Zip Code)

         Issuer's telephone number, including area code: (303) 772-1784

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                      Name of each Exchange
      Title of each Class                              on Which Registered
      -------------------                              -------------------
           None                                                None

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     Registrant's  revenues  for  the  fiscal  year  ended  February  28,  1997:
$1,702,226

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on May 14, 1998 was approximately $118,000.

     The number of shares outstanding of the Registrant's common stock on May 14, 1998 was 12,000,666.

     Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     Part I

Item 1.  Description of Business

     (a) Business Development. Kelly's Coffee Group, Inc., the Registrant (the "Company"), was incorporated under the laws of the State of Colorado on April 20, 1987. The Company has undergone several name changes since its organization. The Company has also been involved in several business activities, most of which have been discontinued. The Company's principal business activity is the manufacture of store fixtures and showcases and other specialty items for jewelers and other retailers. The Company commenced these business activities in December 1995.

     In March, 1994, the Company acquired all of the stock of Kelly's Specialty Group, Inc. ("Kelly's Specialty"). Kelly's Specialty operated directly, or through franchise arrangements, specialty food retail stores offering principally coffee and coffee-related products, gourmet fudge and related confectionery products. These operations were discontinued in November 1996.

     In two separate asset purchase agreements, each dated December 15, 1995, the Company, through a newly formed subsidiary, Kelly-Berg Corporation of Colorado, Inc. ("Kelly-Berg"), acquired substantially all of the assets of Berg Selector Distributors, Inc. ("Selector") and Berg Showcase Manufacturing ("Showcase"). Showcase was acquired by assumption of a secured obligation from Norwest Bank in the amount of $384,000 and the issuance of a promissory note in the principal amount of $313,696. The purchase price for Selector was the issuance of 15% of the outstanding stock of Kelly-Berg Corporation of Colorado, Inc. to Terry Irby, a principal owner of Selector. A dispute subsequently arose with the former owners of Selector and Showcase. See Item 3. All references in this Report to the Company include Kelly-Berg Corporation of Colorado, Inc., unless the context requires otherwise.

     Since the 1995 fiscal year, primarily as a result of the Company's changes in operations and management, the Company failed to file the required reports and other filings required to be filed with the Securities and Exchange Commission in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends to become current with regard to its reporting requirements pursuant to the applicable provisions of the Exchange Act, and through continued emphasis on its current sales and manufacturing operations, the Company believes that it will be able to sustain its business operations. However, the Company has suffered recurring losses from operations and has a net capital deficiency. These factors have been noted in the report of the auditors in Item 7.

     The principal offices of the Company are located at 647 Seventeenth Avenue, Longmont, Colorado 80502-1539; and its telephone number is (303) 772-1784.

     This Report  includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Exchange Act. All statements other than statements of historical fact included in this Report, including without limitation, the statements in Items 1, 6 and 7 regarding the Company's financial statements and liquidity, the Company's operations and proposed operations, and other matters, may be deemed forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance such expectations will prove to have been correct.

     (b) Business of the Company. The Company is engaged in the design, manufacture, installation and marketing of customized, high-end retail store fixtures. The fixtures include lighted display cases, wall cases, counters, cashier and wrapping stations, moving (motion) and display products, portable (traveler) display cases, tables, stools and replacement parts for those items. All of the Company's products are designed and manufactured on a customized basis per the customer's needs in terms of size, color of materials, lighting options, as well as mall and store requirements. The Company's predecessor, Berg Showcase Manufacturing, was started in Madison, Wisconsin by Mr. Benjamin Berg in the 1950's. Mr. Berg operated an outfitting store that sold, among other items, fishing tackle. Mr. Berg wanted to display several hundred fishing lures, hand-tied flies and other related items in a limited amount of space. He invented and designed a display with moving shelves that rotate forward or backward at the flick of a switch, allowing the customer the selection option. This case provided a tremendous amount of display area in a minimal amount of space. This product, as it is known today as the A Model, was developed, and later patented, and is still manufactured by the Company.

     Production of the A Model began in 1952, and Mr. Berg's company was soon recognized as a leading manufacturer of quality display cases. Mr. Berg later sold his company, but development was continued of innovative fabrication and design technologies.

     The Company currently manufactures six different lines of display fixtures with approximately 15 different sizes in each. The Company also manufactures on request matching/contrasting benches, chairs, stools and tables for sales personnel. The Company also provides signage and graphics, and has built freestanding stores (kiosks) for its customers. The Company provides retail decorative pieces from glass, mirror, wood and metal. The Company's longstanding strength has been its ability to custom manufacture solutions for problems of its customers and to provide a unique stylized signature for each customer, allowing an individuality of expression.

     The Company employs an exclusive "rail system" in its showcases. Instead of using standard commercial grade aluminum angle and channel, the Company's patented "rail system" provides an "interlocking" construction with all of its panel pieces (wood, glass, metal). This "rail system" (extruded aluminum) is larger, more aesthetically appealing, and provides much more structural integrity to the finished product. The Company believes that this provides for greater stability and durability, as well as a longer lasting product.

     The Company's fixtures are designed to be rugged, attractive, versatile and secure. The Company's goal is to provide store fixtures that give the most visibility to the merchandise displayed and that remain attractive and serviceable for a longer time than fixtures offered by its competitors. The Company was a pioneer in the use of motion to attract attention to high profit items. As a result, the Company's showcases are purchased primarily by jewelers and watch dealers.

     The Company also specializes in the manufacture and installation of kiosks. The Company's kiosk is rated non-combustible for use in most shopping mall corridor locations. Many municipalities have adopted ordinances requiring free-standing kiosks to be constructed of completely non-combustible materials. Stringent requirements can be met by the Company with little to no compromise in the exterior appearance and aesthetic appeal that is important in the retail market. The Company offers several free-standing sizes and configurations for mall, lobby or in-store locations. Modular design and construction allows the Company to address individual needs and incorporate specific features into each customer's kiosk. Customized options include full choice of display heights, laminate, specialty laminate, or mirrored panel finishes, manual or electrically operated security gates, motion display units and custom center island work stations.

     The Company's manufacturing facility includes a custom glass and mirror shop to accommodate the Company's manufacture of retail display cases. Because of the exacting nature and equipment needs of the glass and mirror business, the Company has also determined that there is demand for wholesaling glass and mirror products to small retail shops in Colorado which are unable to fabricate, polish, engrave, or bevel and need to outsource this work. Approximately 23% of the Company's sales are derived from this activity.

     Substantially all of the Company's sales are "factory direct." The Company maintains an in-house sales staff which is responsible for contacting existing and prospective customers. A substantial portion of the Company's business is "repeat" business from existing customers who are replacing existing display cases or other fixtures, or expanding their existing locations or into new locations. The Company also uses the services of one distributor who markets the Company's products in the southern California area. From time to time, the Company advertises in trade magazines and attends trade shows. The Company's marketing activities have been limited due to financial constraints.

     The Company competes with numerous manufacturers of store fixtures, specialty items and kiosks. There are several companies with which the Company competes in the design, manufacture and sale of display cases. The Company's display cases are typically priced higher than its major competitors. The Company believes that it offers a more attractive product. The major competitive factors in the sale of store fixtures are price in relation to quality and appearance, the utility of the product, customer lead time and ability to respond to requests for special features. Certain customers are more price sensitive than others, but all customers expect on-time, damage-free delivery. In most instances, the Company installs the store fixtures it has manufactured. The Company does not stock pre-built display cases, but instead manufactures all of its products to the customized requirements of the customer.

     The Company's principal competitors have greater financial and other resources than the Company, and offer broader product lines. Competitive pressures could result in increased price competition or in the introduction of new products by the Company's competitors, which could have a material adverse effect on the Company's results of operations.

     Although the Company designs and markets a variety of display cases and fixtures, as well as kiosks, the majority of the Company's business emanates from the sale of customized jewelry display cases, principally to jewelry shops and stores featuring watches. Until additional products are developed or acquired, the Company is subject to the risks that demand for its existing products may be diminished by changing market conditions, customer preferences or competition, which could have a material adverse effect on the Company's results of operations.

     The Company's products are currently sold in several specific geographic markets in the United States. Although the Company desires to expand to other markets, the Company's expansion may meet market resistance. The Company also desires to expand its direct sales force, as well as other marketing efforts, but the Company's financial condition and liquidity issues may preclude these efforts.

     Principal components used by the Company in the production of display cases, store fixtures and kiosks are typically readily available from multiple sources. The Company uses a substantial amount of aluminum, and attempts to maintain a sufficient amount of aluminum to meet anticipated customer demand, as aluminum suppliers can sometime delay shipments during periods of heavy demand. However, due to financial limitations, the Company may not be able to maintain a sufficient inventory of aluminum or other materials.

     The Company's customers include Movado, Lillie Rubin, Cartier, Piaget, Citizen, Guess and Omega. The Company's principal customers during the fiscal year ended February 28, 1997 were Lillie Rubin and Cartier, which accounted for 30% and 12%, respectively, of the Company's sales. Lillie Rubin has filed a petition under Chapter XI of the U.S. bankruptcy laws and may not be a viable customer of the Company.

     The Company has no long-term contracts with any of its customers. The Company depends on "repeat" orders from its major customers to sustain its operations. The Company believes that, if it continues to provide these customers with high-quality display cases and other products, it will continue to attract business from these customers. The loss of any of the Company's major customers would have a material adverse effect on the Company's results of operations.

     Inasmuch as the Company's major customers are involved in the retail sale of jewelry and watches, which sales tend to be higher during major holiday seasons, such as Christmas and Valentine's Day, the Company's business may be affected by seasonal factors. Quarterly revenue levels are subject to substantial fluctuations and are often difficult to predict.

     The Company relies on two key patents in connection with the sale of its products. Although the Company is not aware of any existing or threatened patent infringement claims asserted against it and does not believe that its products infringe the proprietary rights of any third parties, there can be no assurance that infringement claims will not be asserted against the Company. Regardless of the validity or the successful assertion of such claims, the Company would incur significant costs and diversion of resources with respect to the defense thereof.

     It is the Company's goal to use its construction and design experience to eventually "build out" Company-owned coffee stores under the name, "Kelly's Coffee House." The Company has leased retail space in Denver, Colorado, hired an architect and employed a graphic artist to design a store at that location. The Company's ability to carry out its plan to engage again in a coffee-related business is subject to substantial risk. See Item 6.

     The Company's operations are subject to various federal, state and local laws and regulations with respect to environmental matters. The Company believes that it is in substantial compliance with present laws and regulations and that there are no material liabilities related to such items.

     The Company currently employs 32 persons, most of whom are engaged in manufacturing operations. The Company has no collective bargaining agreements with respect to any of its employees. The Company believes that its employee relations are satisfactory.

Item 2.  Description of Property.

     The Company owns no real property. The Company leases an administrative and sales office in Longmont, Colorado, and a manufacturing plant in Longmont, Colorado. The Company's leases are with non-affiliates. The Company believes that its current manufacturing facility is in satisfactory condition and is adequate for its current needs.

Item 3.  Legal Proceedings.

     The Company was named as a defendant, together with Stuart A. Benson, a former officer and director of the Company, in an action brought by Sherman, Nathanson & Miller, a law firm which alleges it performed services on behalf of the Company and Mr. Benson. The action was commenced in June 1996 in the Superior Court of the State of California for the County of Los Angeles-Central District. The plaintiff also alleges that the Company was a mere instrumentality through which defendant Benson conducted his personal financial affairs. The Company has informed the plaintiff that it does not believe that it should be responsible for the fees and expenses of the law firm, as those should be the responsibility of Mr. Benson. The Company is unaware of the disposition, if any, of this action.

     In  March  1997,  the  Company  and  Terrence  A.  Buttler,  the  Company's
President,  filed an action  against  Mr.  Benson,  and  certain  relations  and associated entities of Mr. Benson. The action was filed in the United States District Court for the District of Colorado. No entry of appearance or responsive pleading was filed by or on behalf of any of the defendants. The Clerk of the Court entered default on June 30, 1997. The defendants filed a motion to set aside default and for leave to file answer in July 1997, which was denied by the Court in November 1997 as to Mr. Benson and certain of the other defendants. Action with respect to the other defendants is pending. In the Complaint, the Company and Mr. Buttler contend that while Mr. Benson was an officer and director of the Company, he misused company funds for his personal benefit. The Company and Mr. Buttler also contend that Mr. Benson has not surrendered certain corporate records to the Company and that Mr. Benson was unjustly enriched at the expense of the Company and Mr. Buttler. The Company and Mr. Buttler seek damages and an accounting from Mr. Benson and his relations.
The Company has engaged in settlement discussions with certain of the defendants, but no definitive settlement has been reached. The Company is preparing materials regarding claims for damages to submit to the court. The Company is uncertain as to whether it will recover any funds pursuant to this litigation, or if such funds are recovered, whether they will be material.

     In December 1995, the Company purchased the assets of Showcase. The former owners of Showcase attempted to rescind the agreement in March of 1996 claiming non-performance by the Company and its former officers who signed as guarantors. The dispute was submitted to binding arbitration. The arbitrators awarded $775,270 to the former owners, but did not rescind the transaction. The Company and its officers who signed as guarantors were held jointly and severally liable for this amount. The entire amount has been recorded as a liability on the Company's balance sheet because collection from the former officers is uncertain. See Item 7.

Item 4.  Submission of Matters to a Vote of Securityholders.

     No matter was submitted during the fourth quarter of the fiscal year covered by this Report to a vote of securityholders, and therefore, this item is inapplicable.

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     The Company's common stock is quoted on the Electronic Bulletin Board under the symbol, KLYS. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended February 28, 1997 and 1996 are as follows:

       Quarter Ended               High Bid          Low Bid
       -------------               --------          -------

     February 28, 1997               $.06             $.01
     November 30, 1996                .10              .06
     August 31, 1996                  .28              .13
     May 31, 1996                     .35              .13
     February 28, 1996                .35              .15
     November 30, 1995               1.00              .38
     August 31, 1995                 1.75              .56
     May 31, 1995                    1.75              .56

     In March, 1998, the number of holders of record of the Company's common stock was 317. No cash dividends were paid during the fiscal years February 28, 1997 and 1996.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

     In the next 12 months, the Company , through its operating subsidiaries, intends to increase its revenue base by offering additional products and services to its existing customer base. The Company also intends to increase its marketing efforts through an increase in its sales staff and by attending trade shows. Subject to the availability of sufficient funds, the Company intends to reestablish its presence in the coffee retail store business. The Company has plans to open one retail coffee store in Denver, Colorado and is considering the possibility of acquiring small, currently operating coffee shops.

     The ability to conduct these operations will depend on the Company's ability to obtain sufficient funding. The Company is considering raising capital through sales of equity or debt securities. The Company does not have available internal sources of liquidity and it is unlikely that bank financing would be available to it in the near future. The Company has no commitments for financing from outside sources, and there can be no assurance that the Company will be able to successfully raise this capital or that, if it does, it will be able to operate profitably.

     During the next 12 months, the Company plans to realize operating efficiencies by maintaining the most experienced staff at minimum required levels. Previous job specific employees are being cross trained in multiple manufacturing areas to minimize bottlenecks. The Company has also implemented tighter inventory controls to reduce excess quantities and maximize usage of scrap. The Company has moved its facilities to an "Enterprise Zone" that yields significant tax incentives to businesses located there.

Results of Operations

     For the years ended February 28, 1997 and 1996, the Company and its 85% owned subsidiary realized net sales of $1,702,226 and 493,822 respectively. Taking into account costs of sales and expenses, the Company's net loss in these periods totaled $248,000 ($0.02 per share) and $1,685,836 ($0.23 per share), respectively.

Capital Resources

     At November 30, 1997, the Company had total current liabilities of $2,681,945 and total current assets of $615,301, for a working capital deficit of $2,066,644. The Company's cash position continues to be poor, and the Company continues to experience liquidity problems. The Company's plan to ease its liquidity concerns and improve its operations is described above. There can be no assurance that the Company's plans will be successful. Moreover, the level of the Company's indebtedness could have important consequences to the Company, including: (i) a significant amount of the Company's cash flow from operations must be dedicated to debt service and will not be available for other purposes;
(ii) the Company's ability to obtain additional financing in the future may be limited; and (iii) the Company's level of indebtedness could make it more vulnerable to economic downturns, limit its ability to withstand competitive pressures and limit its flexibility in reacting to changes in its industry and economic conditions generally. Many of the Company's competitors currently operate on a less leveraged basis and may have significantly greater operating and financial flexibility than the Company.

                                    CONTENTS




Independent Auditors' Report .....................................       F-1

Consolidated Balance Sheet .......................................       F-2

Consolidated Statements of Operations ............................       F-4

Consolidated Statements of Stockholders' Equity (Deficit) ........       F-5

Consolidated Statements of Cash Flows ............................       F-6

Notes to the Consolidated Financial Statements ...................       F-8

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

The Board of Directors
Kelly's Coffee Group, Inc. and subsidiary
Longmont, Colorado

We have audited the accompanying consolidated balance sheet of Kelly's Coffee Group, Inc. and Subsidiary as of February 28, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended February 28, 1997 and February 29, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated Financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We did not observe the physical inventories (stated at $477,216), taken as of February 29, 1996, since that date was prior to our initial engagement as auditors for the Company, and the Company's records do not permit adequate retroactive tests of inventory quantities.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to observe the physical inventories taken as of February 29, 1996, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of Kelly's Coffee Group, Inc. and Subsidiary as of February 28, 1997, and the results of their operations and their cash flows for the years ended February 28, 1997 and February 29, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jones. Jensen & Company
September 15, 1997

Item 7.  Financial Statements.



                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet


                                     ASSETS
                                     ------

                                                                    February 28,
                                                                           1997
                                                                    ------------
CURRENT ASSETS

  Inventory (Note 1)                                                  $481,869
  Accounts receivable, net (Note 1)                                     63,239
                                                                      --------

     Total Current Assets                                              545,108

FIXED ASSETS (Notes 1 and 2)                                           364,562

OTHER ASSETS

  Goodwill (Note 1)                                                     24,078
                                                                      --------

     TOTAL ASSETS                                                     $933,748
                                                                      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                     Consolidated Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                    February 28,
                                                                           1997
                                                                    ------------

CURRENT LIABILITIES

  Cash overdraft                                                    $     5,026
  Accounts payable                                                      337,495
  Accounts payable related party (Note 9)                                41,568
  Accrued expenses                                                       53,803
  Net liabilities of discontinued operations (Notes 4 and 8)          1,160,106
  Arbitration award payable (Note 7)                                    775,270
  Notes payable - current portion (Note 3)                              104,344
                                                                    -----------

     Total Current Liabilities                                        2,477,612

  Notes payable - less current portion (Note 3)                          12,634
                                                                     ----------

     TOTAL LIABILITIES                                                2,490,246
                                                                     ----------
COMMITMENTS AND CONTINGENCIES (Note 4)

MINORITY INTEREST (Note 1)                                               56,832
                                                                     ----------
STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.001 par value, 50,000 shares
   authorized, none issued and outstanding                                 --
  Common stock $0.001 par value, 100,000,000
   shares authorized 12,000,666 shares issued
   and outstanding                                                       12,001
  Additional paid-in capital                                          1,600,488
  Accumulated deficit                                                (3,225,819)
                                                                    -----------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (1,613,330)
                                                                    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $   933,748
                                                                    ===========




               Theaccompanying notes are an integral part of thee
                       consolidated financial statements.


                              KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                                Consolidated Statements of Operations

                                                                 For the Years Ended
                                                        -------------------------------------
                                                        February 28,              February 29,
                                                               1997                       1996
                                                        ------------              ------------

SALES                                                   $  1,702,226              $    493,822

COST OF SALES                                                934,319                   360,005
                                                        ------------              ------------

GROSS MARGIN                                                 767,907                   133,817
                                                        ------------              ------------

OPERATING EXPENSES

  Depreciation and amortization                               62,216                    14,102
  Rent                                                          --                      16,203
  General and administrative                               1,039,200                   284,315
                                                        ------------              ------------

     Total Operating Expenses                              1,101,416                   314,620
                                                        ------------              ------------

NET LOSS FROM OPERATIONS                                    (333,509                  (180,803)
                                                        ------------              ------------

OTHER EXPENSE

  Interest expense                                            (4,212)                  (14,779)
                                                        ------------              ------------

      Total Other Expense                                     (4,212)                  (14,779)
                                                        ------------              ------------

LOSS BEFORE DISCONTINUED OPERATIONS
AND MINORITY INTEREST                                       (337,721)                 (195,582)
                                                        ------------              ------------

DISCONTINUED OPERATIONS (Note 8)

   Loss from operations of Kelly's Specialty Group          (284,117)               (1,517,393)
   Gain on disposal of Kelly's Specialty Group               320,000                      --
                                                        ------------              ------------

GAIN (LOSS) FROM DISCONTINUED OPERATIONS                      35,883                (1,517,393)
                                                        ------------              ------------

MINORITY INTEREST IN LOSS                                     52,841                    27,139
                                                        ------------              ------------

NET LOSS                                                $   (248,997)             $ (1,685,836)
                                                        ============              ============

LOSS PER SHARE                                          $      (0.02)             $      (0.23)
                                                        ============              ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                    11,163,464                 7,347,041
                                                        ============              ============

                        The accompanying notes are an integral part of
                            these consolidatd financial statements.


                                              F-4


                                          KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                               Consolidated Statements of Stockholders' Equity (Deficit)



                                   Preferred Stock            Common Stock              Additional         Stock
                                   ---------------       ------------------------         Paid-in      Subscriptions   Accumulated
                                   Shares   Amount       Shares            Amount         Capital        Receivable       Deficit
                                   -----    ------       ------            ------         -------        ----------       -------

Balance,
 February, 28, 1995                     -      --      $ 5,052,797     $     5,053     $   691,618         (45,667)     $(1,290,986)

Common stock issued
 for services rendered                  -      --          888,933             889         110,228            --               --

Common stock issued
 for cash                               -      --        3,611,570           3,612         495,168            --               --

Collection of stock
 subscriptions receivable               -      --             --              --              --            45,667             --

Net loss for the
 year  ended
 February 29, 1996                      -      --             --              --              --              --         (1,685,836)
                                    -----     ----     -----------     -----------     -----------     -----------      -----------

Balance,
 February 29, 1996                      -      --        9,553,300           9,554       1,297,014            --         (2,976,822)

Common stock issued
 for services rendered                  -      --        2,347,366           2,347         291,074            --               --

Common stock issued
 in settlement of
 accounts payable                       -      --          100,000             100          12,400            --               --

Net loss for the
 year ended
 February 28, 1997                      -      --             --              --              --              --           (248,997)
                                    -----     ----     -----------     -----------     -----------     -----------      -----------

Balance,
 February 28, 1997                      -     $--       12,000,666     $    12,001     $ 1,600,488     $      --        $(3,225,819)
                                    =====     ====     ===========     ===========     ===========     ===========      ===========



                   The accompanying notes are an integral part of these consolidated financial statements.



                                                            F-5

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows


                                                       For the Years Ended
                                                    ---------------------------
                                                    February 28,    February 29,
                                                            1997           1996
                                                    ------------    ------------

CASH FLOWS OPERATING ACTIVITIES

  Net loss                                           $  (248,997)   $(1,685,836)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                          62,216         14,102
   Minority interest in loss                             (52,841)       (27,139)
   Common stock issued for services rendered             215,921        111,117
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable             61,167        152,715
   (Increase) decrease in inventory                       (4,653)       (14,057)
   Increase (decrease) in cash overdraft                   5,026           --
   Increase (decrease) in related party payables          41,568           --
   Increase (decrease) in accounts payable and
    accrued expenses                                      98,058         81,960
   Increase (decrease) in net liabilities of
    discontinued operations                             (251,804)       828,539
                                                     -----------    -----------

     Net Cash Used in Operating Activities               (74,339)      (538,599)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                               (63,443)          --
                                                     -----------    -----------

  Net Cash Used in Investing Activities                  (63,443)          --
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Repayment of notes payable                             (14,155)          --
  Collection of subscriptions receivable                    --           45,667
  Proceeds from notes payable                            112,500           --
  Common stock issued for cash                              --          498,780
                                                     -----------    -----------

  Net Cash Provided by Financing Activities               98,345        544,447
                                                     -----------    -----------

INCREASE (DECREASE) IN CASH                              (39,437)         5,848

CASH, BEGINNING OF YEAR                                   39,437         33,589
                                                     -----------    -----------

CASH, END OF YEAR                                    $      --      $    39,437
                                                     ===========    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Continued)

                                                        For the Years Ended
                                                     ---------------------------
                                                     February 28,   February 29,
                                                        1997            1996
                                                     -----------    -----------

SUPPLEMENTAL CASH FLOW INFORMATION

  Interest paid                                        $  4,212      $   --
  Income taxes paid                                    $   --        $   --

NONCASH FINANCING ACTIVITIES

 Common stock issued for services rendered             $215,921      $111,117
 Common stock issued for accounts payable              $ 12,500      $   --




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                     February 28, 1997 and February 29, 1996

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

     a. Organization
     ---------------

     The consolidated financial statements include those of Kelly's Coffee Group, Inc. and its 85% owned subsidiary Kelly - Berg Corporation of Colorado, Inc. (Kelly - Berg) collectively, they are referred to herein as "the Company". All intercompany accounts and transactions have been eliminated.

     Kelly's Coffee Group, Inc. (Kelly's) was incorporated under the laws of the State of Colorado on April 20, 1987. The Company was formerly named Welcom Capital, Incorporated and Great Earth Vitamin Group, Inc. Subsequent to February 28, 1994 the Company changed its name to Kelly's Coffee Group, Inc. On December 20, 1995, the Kelly's acquired an 85% interest in Kelly - Berg by assuming liabilities of Kelly - Berg (Note 7). The Company has selected the last day of February as its year end. Until November of 1996, at which time they discontinued these operations, the Company sold franchises for business which offer gourmet coffees, teas, hand-made fudge, pastries and other items to retail customers.

     Kelly - Berg was incorporated under the laws of the State of Colorado on December 19, 1995. Kelly - Berg was organized for the purpose of owning and holding the assets purchased from Berg Showcase Manufacturing Corporation, Inc. and to act as the operating entity resulting from the asset purchase agreement. Kelly - Berg manufactures store fixtures and merchandise showcases for jewelry, cosmetics and other retail items. Kelly - Berg does business as Berg Showcase Manufacturing.

     b. Per Share Information
     ------------------------

     Per share information is based upon the weighted average number of shares outstanding during the period.

     c. Income Taxes
     ---------------

     The Company follows the provisions of Financial Accounting Standards Statement #109.

     d. Goodwill
     -----------

     Goodwill resulting from the purchase of Kelly - Berg of $27,882 is amortized over a period of ten years using the straight line method. Amortization for the years ended February 28, 1997 and February 29, 1996 was $3,295 and $509 respectively.

     e. Concentrations of Credit Risk
     --------------------------------

     The Company has no significant concentrations of credit risk other than in the normal course of business.

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                     February 28, 1997 and February 29, 1996


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

     f. Property, Equipment and Depreciation
     ---------------------------------------

     Property and equipment are stated at cost. Depreciation of equipment is computed using the straight - line method over the estimated useful lives of the related assets, primarily five to seven years.

     g. Cash Equivalents
     -------------------

     The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

     h. Estimates
     ------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     i. Inventory
     ------------

     Inventory is stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or realizable value.

     j. Accounts Receivable
     ----------------------

     The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management's evaluation of periodic aging of accounts. Accounts receivable are shown net of a $43,038 allowance for doubtful accounts at February 28, 1997.

     k. Principles of consolidation
     ------------------------------

     The consolidated financial statements include the accounts of the Company and its 85% owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

                   KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                     February 28, 1997 and February 29, 1996


NOTE 2 - FIXED ASSETS

     Fixed Assets consisted of the following:                       February 28,
                                                                           1997
                                                                    ------------
     Office equipment                                                $  50,621
     Production equipment                                              353,822
     Vehicles                                                           32,633
                                                                     ---------
                                                                       437,076
     Less accumulated depreciation                                     (72,514)

     Total Fixed Assets                                              $ 364,562
                                                                     =========

     Depreciation expense was $58,921 and $13,593 for the years ended February 28, 1997 and February 29, 1996, respectively.

NOTE 3 - NOTES PAYABLE

                                                                    February 28,
                                                                           1997
                                                                    ------------
     The following is a description of the notes payable:

      Note payable, dated September 17, 1996, payable
      to a corporation owned by an officer of the Company,
      accruing interest at 12.5%, principal and interest
      due September 20, 1997 (Note 9).                               $ 100,000

      Note payable, dated January 29, 1996, accruing
      interest at 13.5%, principal and interest payments
      of $429 due monthly, maturing January 1, 2001.                    16,978
                                                                     ---------

      Total                                                           116,978

      Less Current Portion                                           (104,344)
                                                                     --------
           Total Long-Term Liabilities                               $ 12,634
                                                                     ========

      Schedule of Maturities

              1998                                                   $ 104,344
              1999                                                       3,660
              2000                                                       4,186
              2001                                                       4,788
                                                                     ---------

              Total                                                  $ 116,978
                                                                     =========

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                     February 28, 1997 and February 29, 1996

NOTE 4 - COMMITMENTS AND CONTINGENCIES

          On October 20, 1996, the Company sold the franchise rights of Kelly's Coffee & Fudge Factory to Kelly's Franchising of America, Inc. (KFA), which is controlled by a former officer of the Company, and a major creditor of the Company. The Asset Purchase Agreement transfers all obligations regarding franchise agreements, lease agreements relating to franchises and other obligations related to the operation of the franchising operations. Additionally, the obligation to the major creditor who shares control of KFA totaling $320,000 was assumed by KFA.

          It has come to the attention of the Company's management that KFA may have sold Kelly's Coffee & Fudge Franchises under the name of Kelly's Coffee Group, Inc. The Company is unaware of any claims against it as a result of these activities. (Also see Note 10).

NOTE 5 - INCOME TAXES

          As of February 28, 1997, there are no current or deferred income taxes payable. As of February 28, 1997, the Company had net operating loss carryfowards of approximately $3,225,000 which expire in 2012. No tax benefit has been reported in the financial statements because the Company is uncertain if the carry forwards will expire unused. Accordingly, the potential tax benefits are offset by a valuation account of the same amount.

NOTE 6 - BASIS OF PRESENTATION - GOING CONCERN

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. Management anticipates taking steps to reduce operating expenses, is attempting to raise additional capital, and has entered into a business combination agreement as described in Note 1.

NOTE 7 - ACQUISITIONS

          On December 20, 1995, the Company entered into an asset purchase agreement with Berg Showcase Manufacturing, Inc. (Berg) whereby, the Company assumed certain liabilities of Berg and its previous owners in exchange for the assets of Berg including trade names, patents and fixed assets.

          The former owners of Berg attempted to rescind the agreement in March of 1996 claiming non-performance by the Company and its officers who signed as guarantors. The dispute was settled through binding arbitration. The agreement was not rescinded, and Berg was awarded a settlement of $775,270. The Company and its former officers who signed as guarantors are held jointly and severally liable for this amount. The entire amount has been recorded as a liability of the Company because collection from the former officers is uncertain. The amount of the award has been recorded as the purchase price of the assets. The accompanying financial statements include the operations of Berg from December 19, 1995 forward.

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                     February 28, 1997 and February 29, 1996


NOTE 8 - DISCONTINUED OPERATIONS

          The Company decided to either sell or dispose of its franchising operations during October 1996. As a result, the assets and liabilities of those operations are being netted together as discontinued operations resulting in a balance of net liabilities at February 28, 1997. The breakout of the amounts at February 28, 1997 is summarized as follows:


                                                                    February 28,
                                                                            1997
                                                                   -------------

           Assets of Discontinued Operations                       $        97

           Liabilities of Discontinued Operations                   (1,160,203)
                                                                   -----------

           Net Liabilities of Discontinued Operations              $(1,160,106)
                                                                   ===========


          In addition, the operating results of the franchising operations are being netted together as loss on discontinued operations. The resulting gain and loss for the years ended February 28, 1997 and February 29, 1996 were $35,883 and $1,517,393, respectively. Revenues were $0 and $478,122 respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

          On September 17, 1996, the Company received a loan of $112,500 from an officer. Principal and interest payments of $16,668 were made during the year. The balance at February 28, 1997 was $100,000. During the year ended February 28, 1997, an officer made advances to the Company totaling $41,568. The Company has made no payments on these advances.

NOTE 10 - LITIGATION

          On July 14, 1995, Ronald S. Gabriel filed a law suit against the Company for past due rent and damages of approximately $60,000. The Company never occupied the space because the Lessor was not able to provide the parking necessary for the Company to be licensed to operate in the space. The Company believes that this suit has no merit and that the judgement will be in its favor.

          The Company was named as a defendant in a lawsuit filed on June 5, 1996 by former attorneys of the Company. The attorneys are seeking to collect amounts owed them by the Company totaling $90,000, which amounts have been accrued by the Company. The attorneys have also named a former officer of the Company in the lawsuit and are actively seeking to collect the amounts owed by the Company from him as he was a guarantor on the obligation.

          The Company's President has filed a lawsuit against a former officer of the Company seeking to recover tangible and intangible assets, money and business records. The outcome of this litigation is uncertain.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     (a) Identification of Directors and Executive Officers. The following table sets forth the names and ages of the directors and executive officers of the Company, all positions and offices with the Company held by such persons and the time during which each such person has served as a director of the Company.


                                             Date First
Name                        Age           Elected Director         Position with the Company
----                        ---           ----------------         -------------------------

Terrence A. Buttler         42                  1996               President and Director
Carl J. Conte               30                  1996               Treasurer and Director
Kathy S. Fox                49                  1997               Secretary and Director

     Mr. Buttler joined the Company in 1996. Prior to joining the Company, he was associated with the brokerage firm of Paramount Investments where he served as Sales Manager in 1994 and as Chief Executive Officer in 1995 and 1996. He was previously Vice President of Sales for R.B. Webster, a brokerage firm.

     Mr. Conte has served as Vice President of Operations of Genesis Media, a telecommunications firm, in Los Angeles, California, since 1997. From 1996 to 1997, he was the Sales Manager of the Company. From 1994 to 1996, he was associated with the brokerage firm of Paramount Investors.

     Ms. Fox has provided administrative and accounting services to the Company since 1996. From 1994 to 1995, she served as Operations Manager for Cool Heat, a manufacturer. From 1989 to 1995, she was materials manager for OP Children's Wear, a manufacturer, where she was responsible for product planning, product specifications and costing. In August 1996, Ms. Fox filed a petition for personal bankruptcy under the United States Bankruptcy Code.

     (b) Identification of Significant Employees. Tom Beshears, age 34, is the President of the Company's majority owned subsidiary, Kelly-Berg. Mr. Beshears has worked for Kelly-Berg in various capacities since 1986.

     (c) Family Relationships. There is no family relationship between any present director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

     (d) Involvement in Certain Legal Proceedings. No present director or executive officer of the Company has been the subject of any civil or criminal proceeding during the past five years which is material to an evaluation of his integrity or ability to serve as an officer or director, nor is any such person the subject of any order, judgment or decree of any federal or state authority which is material to an evaluation of his abilities or integrity.

Item 10.  Executive Compensation.

     During the fiscal year ended  February 28, 1997,  the Company paid Terrence
A. Buttler salary of $45,000.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth ownership of the presently issued and outstanding shares of the Company's $.001 par value common stock held by each director, individually, and all officers and directors as a group, and all persons who own 5% or more of the outstanding shares of the Company's common stock as of May 14, 1998. The Company has authorized preferred stock, but no preferred stock is issued and outstanding.

Beneficial Owner                   Number of Shares         Percent of Class
----------------                   ----------------         ----------------

Terrence A. Buttler                       2,500,000                20.8%
Carl J. Conte                                    -0-               -0-
Kathy S. Fox                                 25,000                 1.2
All  Officers  and
Directors  as a Group
(3 persons)                               2,525,000                21.0

Canton Financial Co.                      1,300,000                10.8
Robert Pallota                              900,000                 7.5

     In addition, Mitch Feinglas is the record owner of 1,400,000 shares of the Company's common stock, but the Company contests this ownership.

Item 12.  Certain Relationships and Related Transactions.

     See Notes 4, 7, 9 and 10 to the Notes to Financial Statements in Item 7.

Exhibits

(i) The following exhibits are incorporated herein by reference to the Company's Registration Statement on Form S-18 as filed with the Securities and Exchange Commission on September 16, 1988 (Commission File No. 33-22128), and are numbered in accordance with such Registration Statement, or Exhibit number:

Exhibit Number and Brief Description

3.1      Articles of Incorporation

3.3      Bylaws

4.1      Specimen Certificate of Common Stock

4.2      Proposed Form of Common Stock Purchase Warrants

4.3      Warrant Agreement

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           KELLY'S COFFEE GROUP, INC.

                                     By:  /s/  Terrence A. Buttler
                                          --------------------------------------
                                               Terrence A. Buttler, President

                                     Date:    May 18, 1998


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.


Signature                                   Title                                   Date
---------                                   -----                                   ----

/s/  Terrence A. Buttler             President, Chief Executive
------------------------             Officer and Director                        May 18, 1998
Terrence A. Buttler

/s/  Carl J. Conte                   Treasurer and Director                      May 18, 1998
------------------------
Carl J. Conte

/s/  Kathy S. Fox                    Secretary and Director                      May 18, 1998
------------------------
Kathy S. Fox
