Form 10QSB
period 1997-05-31
KELLYS COFFEE GROUP INC
filed 1998-05-19
CIK 833209

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


 X       Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
---      Act of 1934 for the Quarterly Period Ended May 31, 1997


         Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from ________ to ________


                        Commission file number 33-2128-D
                                               ---------

                           KELLY'S COFFEE GROUP, INC.
                           --------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



                Colorado                                   84-1062062
                --------                                   ----------
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

ITEM 1.  Financial Statements.

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                         May 31,    February 28,
                                                          1997           1997
                                                       ----------   ------------
                                                       (Unaudited)
CURRENT ASSETS

  Inventory                                            $  467,572     $  481,869
  Accounts receivable, net                                185,315         63,239
                                                       ----------     ----------

     Total Current Assets                                 652,887        545,108

FIXED ASSETS, net of accumulated
 depreciation                                             347,763        364,562

OTHER ASSETS

  Goodwill, net of accumulated amortization                23,381         24,078
                                                       ----------     ----------

     TOTAL ASSETS                                      $1,024,031     $  933,748
                                                       ==========     ==========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                        May 31,     February 28,
                                                         1997           1997
                                                     -----------    -----------
                                                      (Unaudited)
CURRENT LIABILITIES

  Cash overdraft                                     $    53,329    $     5,026
  Accounts payable                                       395,172        337,495
  Accounts payable related party                          32,683         41,568
  Accrued expenses                                        42,868         53,803
  Net liabilities of discontinued operations           1,160,106      1,160,106
  Arbitration award payable                              775,270        775,270
  Notes payable - current portion                         87,569        104,344
                                                     -----------    -----------

     Total Current Liabilities                         2,546,997      2,477,612

  Notes payable - less current portion                      --           12,634
                                                     -----------    -----------

     TOTAL LIABILITIES                                 2,546,997      2,490,246
                                                     -----------    -----------

MINORITY INTEREST                                         61,862         56,832
                                                     -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.001 par value, 50,000 shares
    authorized, none issued and outstanding                 --             --
  Common stock, $0.001 par value, 100,000,000
    shares authorized, 12,000,666 shares issued
    and outstanding                                       12,001         12,001
  Additional paid-in capital                           1,600,488      1,600,488
  Accumulated deficit                                 (3,197,317)    (3,225,819)
                                                     -----------    -----------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)             (1,584,828)    (1,613,330)
                                                     -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                               $ 1,024,031    $   933,748
                                                     ===========    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                         For the Three Months
                                                             Ended May 31,
                                                      -------------------------
                                                          1997          1996
                                                      -----------   -----------

NET SALES                                             $   494,701   $   996,506

COST OF SALES                                             227,078       579,627
                                                      -----------   -----------

GROSS MARGIN                                              267,623       416,879
                                                      -----------   -----------

OPERATING EXPENSES

  Depreciation and amortization                            17,496        20,400
  Rent                                                     30,004        20,304
  General and administrative                              186,943       538,419
                                                      -----------   -----------

     Total Operating Expenses                             234,443       579,123
                                                      -----------   -----------

NET INCOME (LOSS) FROM OPERATIONS                          33,180      (162,244)
                                                      -----------   -----------

OTHER INCOME (EXPENSE)

  Other income                                                352         4,810
  Interest expense                                           --         (19,534)
                                                      -----------   -----------

      Total Other Income (Expense)                            352       (14,724)

INCOME (LOSS) BEFORE DISCONTINUED
 OPERATIONS AND MINORITY INTEREST                          33,532      (176,968)

DISCONTINUED OPERATIONS

   Loss from operations of Kelly's Specialty Group           --         (94,706)
                                                      -----------   -----------

GAIN (LOSS) FROM DISCONTINUED OPERATIONS                     --         (94,706)
                                                      -----------   -----------

MINORITY INTEREST IN (GAIN) LOSS                          (5,030)        26,545

NET INCOME (LOSS)                                     $    28,502   $  (245,129)
                                                      ===========   ===========

INCOME (LOSS) PER SHARE                               $      0.00   $     (0.03)
                                                      ===========   ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                 12,000,666     9,553,300
                                                      ===========   ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                   Additional
                                      Preferred Stock                            Common Stock
                                 ----------------------                       --------------------
                                 Subscriptions  Accumulated                                              Stock          Paid-in
                                       Shares    Amount    Shares             Amount        Capital    Receivable       Deficit
                                       ------    ------    ------             ------        -------    ----------       -------
Balance,
 February 29, 1996                   --        --        9,553,300            9,554        1,297,014       --        (2,976,822)

Common stock issued
 for services rendered               --        --        2,347,366            2,347          291,074       --              --

Common stock issued
 in settlement of
 accounts payable                    --        --          100,000              100           12,400       --              --

Net loss for the
 year ended
 February 28, 1997                   --        --               --               --               --       --          (248,997)
                                 ------     -----      -----------      -----------      -----------      ----      -----------

Balance,
 February 28, 1997                   --        --       12,000,666           12,001        1,600,488       --        (3,225,819)

Net income for the
 three months ended
 May 31, 1997
 (unaudited)                         --        --              --               --               --        --            28,502
                                 ------     -----      -----------      -----------      -----------      ----      -----------

Balance,
 May 31, 1997
 (unaudited)                         --     $  --       12,000,666      $    12,001      $ 1,600,488      $--       $(3,197,317)
                                 ======     =====      ===========      ===========      ===========      ====      ===========


                                  The accompanying notes are an integral part of
                                      these consolidated financial statements.




                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                          For the Three Months
                                                               Ended May 31,
                                                         ----------------------
                                                           1997         1996
                                                         ---------    ---------
CASH FLOWS OPERATING ACTIVITIES

  Net income (loss)                                      $  28,502    $(245,129)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                            17,496       20,400
   Minority interest in loss                                 5,030      (26,545)
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable             (122,076)     (58,994)
   (Increase) decrease in inventory                         14,297         --
   (Increase) decrease in prepaids                            --        (10,177)
   Increase (decrease) in cash overdraft                    48,304         --
   Increase (decrease) in related party payables            (8,885)        --
   Increase (decrease) in accounts payable and
    accrued expenses                                        46,741       45,207
   Increase (decrease) in net liabilities of
    discontinued operations                                   --         94,706
                                                         ---------    ---------

     Net Cash Provided (Used) in Operating Activities       29,409     (180,532)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                                    --       (144,363)
                                                         ---------    ---------

  Net Cash Used in Investing Activities                       --       (144,363)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES

  Repayment of notes payable                               (29,409)
  Proceeds from notes payable                                 --        377,400

  Net Cash Provided (Used) by Financing Activities         (29,409)     377,400

INCREASE (DECREASE) IN CASH                                   --         52,505
                                                         ---------    ---------

CASH, BEGINNING OF PERIOD                                     --         39,437
                                                         ---------    ---------

CASH, END OF PERIOD                                      $            $  91,942
                                                         =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                          $    --      $  19,534
  Income taxes paid                                      $    --      $    --


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements
                       May 31, 1997 and February 28, 1997


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 1997 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 1997 audited consolidated financial statements. The results of operations for the periods ended May 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.



                 The accompanying notes are an integral part of
                    these consolidatd financial statements.

ITEM 2. Management's Discussion and Analysis and Plan of Operation
------------------------------------------------------------------

     In the next 12 months, the Company , through its operating subsidiaries, intends to increase its revenue base by offering additional products and services to its existing customer base. The Company also intends to increase its marketing efforts through an increase in its sales staff and by attending trade shows. Subject to the availability of sufficient funds, the Company intends to reestablish its presence in the coffee retail store business. The Company has plans to open one retail coffee store in Denver, Colorado and is considering opening additional stores. In addition, the Company is considering the possibility of acquiring small, currently operating coffee shops.

     The ability to conduct these operations will depend on the Company's ability to obtain sufficient funding. The Company is considering raising capital through sales of equity or debt securities. The Company does not have available internal sources of liquidity and it is unlikely that bank financing would be available to it in the near future. The Company has no commitments for financing from outside sources, and there can be no assurance that the Company will be able to successfully raise capital or that, if it does, it will be able to operate profitably.

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

Results of Operations
---------------------

     For the three months ended May 31, 1997 and 1996, the Company and its 85% owned subsidiary realized net sales of $494,701 and $996,506, respectively. Taking into account cost of sales and expenses, the Company had net income for the three months ended May 31, 1997 of $28,502 ($0.00 per share), as compared to a net loss of $245,129 ($0.03 per share) for the three months ended May 31, 1996.

Capital Resources
-----------------

     At May 31, 1997, the Company had total current liabilities of $2,546,997 and total current assets of $652,887, for a working capital deficit of $1,894,110. The Company's cash position continues to be poor, and the Company continues to experience liquidity problems. The Company's plan to ease its liquidity concerns and improve its operations is described above. There can be no assurance that the Company's plans will be successful. Moreover, the level of the Company's indebtedness could have important consequences to the Company, including: (i) a significant amount of the Company's cash flow from operations must be dedicated to debt service and will not be available for other purposes;
(ii) the Company's ability to obtain additional financing in the future may be limited; and (iii) the Company's level of indebtedness could make it more vulnerable to economic downturns, limit its ability to withstand competitive pressures and limit its flexibility in reacting to changes in its industry and economic conditions generally. Many of the Company's competitors currently operate on a less leveraged basis and may have significantly greater operating and financial flexibility than the Company.

                                     PART II

                                OTHER INFORMATION


     Not applicable.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KELLY'S COFFEE GROUP, INC.


Date:    May 18, 1998              By:  /s/  Terrence A. Buttler
                                       -----------------------------------------
                                       Terrence A. Buttler, President and Chief
                                       Financial Officer