Form 10QSB
period 1997-08-31
KELLYS COFFEE GROUP INC
filed 1998-05-19
CIK 833209

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


   X     Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
  ---    Act of 1934 for the Quarterly Period Ended August 31, 1997


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

ITEM 2.  Financials.

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                        August 31,  February 28,
                                                            1997        1997
                                                       ------------ ------------
                                                        (Unaudited)
CURRENT ASSETS

  Inventory                                               $469,461      $481,869
  Accounts receivable, net                                 151,661        63,239
                                                          --------      --------

     Total Current Assets                                  621,122       545,108

FIXED ASSETS, net of accumulated
 depreciation                                              330,964       364,562

OTHER ASSETS

  Goodwill, net of accumulated amortization                 22,684        24,078
                                                          --------      --------

     TOTAL ASSETS                                         $974,770      $933,748
                                                          ========      ========

                The accompanying notes are an integral paart of
                    these consolidated financial statements.

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                      August 31,    February 28,
                                                        1997            1997
                                                     -----------    ------------
                                                     (Unaudited)

CURRENT LIABILITIES

  Cash overdraft                                     $    11,013    $     5,026
  Accounts payable                                       452,858        337,495
  Accounts payable related party                          82,688         41,568
  Accrued expenses                                        43,683         53,803
  Net liabilities of discontinued operations           1,160,106      1,160,106
  Arbitration award payable                              738,986        775,270
  Notes payable - current portion                         83,832        104,344
                                                     -----------    -----------

     Total Current Liabilities                         2,573,166      2,477,612

  Notes payable - less current portion                      --
                                                                    -----------
                                                                         12,634

     TOTAL LIABILITIES                                 2,573,166      2,490,246
                                                     -----------    -----------

MINORITY INTEREST                                         50,547         56,832
                                                     -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.001 par value, 50,000 shares
   authorized, none issued and outstanding                  --             --
  Common stock, $0.001 par value, 100,000,000
   shares authorized, 12,000,666 shares issued
   and outstanding                                        12,001         12,001
  Additional paid-in capital                           1,600,488      1,600,488
  Accumulated deficit                                 (3,261,432)    (3,225,819)
                                                     -----------    -----------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)             (1,648,943)    (1,613,330)
                                                     -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS
      EQUITY (DEFICIT)                               $   974,770    $   933,748
                                                     ===========    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.



                                      KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                                        Consolidated Statements of Operations
                                                    (Unaudited)


                                                For the Three Months                      For the Six Months
                                                  Ended August 31,                         Ended August 31,
                                           --------------------------------        --------------------------------
                                               1997                1996               1997                1996
                                           ------------        ------------        ------------        ------------

NET SALES                                  $    349,023        $    343,888        $    843,724           1,340,394

COST OF SALES                                   216,623             167,070             443,701             746,697
                                           ------------        ------------        ------------        ------------

GROSS MARGIN                                    132,400             176,818             400,023             593,697
                                           ------------        ------------        ------------        ------------

OPERATING EXPENSES

  Depreciation and amortization                  17,496              22,807              34,992              43,207
  Rent                                           48,797                --                78,801
                                                                                                             20,304
  General and administrative                    141,537              10,542             328,480             548,961
                                           ------------        ------------        ------------        ------------

     Total Operating Expenses                   207,830              33,349             442,273             612,472
                                           ------------        ------------        ------------        ------------

NET INCOME (LOSS)
 FROM OPERATIONS                                (75,430)            143,469             (42,250)            (18,775)
                                           ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSE)

  Other income                                     --                  --                   352               4,810
  Interest expense                                 --                  --                  --               (19,534
                                           ------------        ------------        ------------        ------------


      Total Other Income (Expense)                 --                  --                   352             (14,724)
                                           ------------        ------------        ------------        ------------

INCOME (LOSS) BEFORE
 DISCONTINUED OPERATIONS
 AND MINORITY INTEREST                          (75,430)            143,469             (41,898)            (33,499)
                                           ------------        ------------        ------------        ------------
DISCONTINUED OPERATIONS

   Loss from operations of Kelly's
     Specialty Group                               --               (94,706)               --              (189,412)
                                           ------------        ------------        ------------        ------------

GAIN (LOSS) FROM DISCONTINUED
  OPERATIONS                                       --               (94,706)               --              (189,412)
                                           ------------        ------------        ------------        ------------

MINORITY INTEREST IN
  (GAIN) LOSS                                    11,315             (21,520)              6,285               5,025
                                           ------------        ------------        ------------        ------------

NET INCOME (LOSS)                          $    (64,115)       $     27,243        $    (35,613)       $   (217,886)
                                           ============        ============        ------------        ------------

INCOME (LOSS) PER SHARE                    $      (0.01)       $       0.00        $      (0.00)       $      (0.02)
                                           ============        ============        ============        ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       12,000,666          11,135,221          12,000,666          10,344,260
                                           ============        ============        ============        ============

                                 The accompanying notes are an integral part of
                                     these consolidated financial statements.

                                                       4



                               KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                       Consolidated Statements of Stockholders' Equity (Deficit)


                                                                           Additional
                               Preferred Stock                            Common Stock
                          -------------------------                  -------------------
                          Subscriptions Accumulated                                                  Stock           Paid-in
                                Shares  Amount      Shares            Amount       Capital        Receivable         Deficit
                                ------  ------      ------            ------       -------        ----------         -------

Balance,
 February 29, 1996                 --     --       9,553,300           9,554       1,297,014            --         (2,976,822)

Common stock issued
 for services rendered             --     --       2,347,366           2,347         291,074            --               --

Common stock issued
 in settlement of
 accounts payable                  --     --         100,000             100          12,400            --               --

Net loss for the
 year ended
 February 28, 1997                 --     --            --              --              --              --           (248,997)
                                 -----   -----    -----------     -----------     -----------     -----------      -----------

Balance,
 February 28, 1997                 --     --      12,000,666          12,001       1,600,488            --         (3,225,819)

Net loss for the
 six months ended
 August 31, 1997
 (unaudited)                       --     --            --              --              --              --            (35,613)
                                 -----  -----     -----------     -----------     -----------     -----------      -----------

Balance,
 August 31, 1997
 (unaudited)                       --   $ --           12,000     $    12,001     $ 1,600,488     $      --        $(3,261,432)
                                 =====  ======    ===========     ===========     ===========     ===========      ===========

                                    The accompanying notes are an integral part of
                                         these consolidated financial statements.




                                     KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                                       Consolidated Statements of Cash Flows
                                                     (Unaudited)

                                                               For the Three Months              For the Six Months
                                                                 Ended August 31,                 Ended August 31,
                                                           --------------------------        --------------------------
                                                              1997            1996              1997            1996
                                                           ----------       ---------        ---------        ---------
CASH FLOWS OPERATING ACTIVITIES

  Net income (loss)                                        $ (64,115)       $  27,243        $ (35,613)       $(217,886)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                              17,496           22,807           34,992           43,207
   Minority interest in gain (loss)                          (11,315)          21,520           (6,285)          (5,025)
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                 33,654           41,247          (88,422)         (17,747)
   (Increase) decrease in inventory                           (1,889)         164,193           12,408          164,193
   (Increase) decrease in prepaids                              --               (250)            --            (10,427)
   Increase (decrease) in cash overdraft                     (42,317)            --              5,987             --
   Increase (decrease) in related party payables              50,005             --             41,120             --
   Increase (decrease) in accounts payable and
    accrued expenses                                          58,502           57,479          105,243          102,686
   Increase (decrease) in arbitration
     award payable                                           (36,284)            --            (36,284)            --
   Increase (decrease) in net liabilities of
    discontinued operations                                     --             94,706             --            189,412
                                                           ---------        ---------        ---------        ---------

     Net Cash Provided in
      Operating Activities                                     3,737          428,945           33,146          248,413
                                                           ---------        ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                                      --               --               --           (144,363)
                                                           ---------        ---------        ---------        ---------

  Net Cash (Used) in Investing Activities                       --               --               --           (144,363)
                                                           ---------        ---------        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES

  Repayment of notes payable                                  (3,737)            --            (33,146)            --
  Proceeds from notes payable                                   --               --               --            377,400
                                                           ---------        ---------        ---------        ---------

  Net Cash Provided (Used) by
    Financing Activities                                      (3,737)            --            (33,146)         377,400
                                                           ---------        ---------        ---------        ---------

INCREASE (DECREASE) IN CASH                                     --            428,945             --            481,450

CASH, BEGINNING OF PERIOD                                       --             91,942             --             39,437
                                                           ---------        ---------        ---------        ---------

CASH, END OF PERIOD                                        $    --          $ 520,887        $    --          $ 520,887
                                                           =========        =========        =========        =========

                                    The accompanying notes are an integral part of
                                        these consolidated financial statements.




                                     KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                                  Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                   For the Three Months                    For the Six Months
                                                     Ended August 31,                        Ended August 31,
                                              ------------------------------           ----------------------------
                                                 1997                1996                1997               1996
                                              -----------          ---------           --------            --------

SUPPLEMENTAL CASH FLOW INFORMATION

  Interest paid                               $      --             $   --             $    --             $ 19,534
  Income taxes paid                           $      --             $   --             $    --             $   --

NONCASH FINANCING ACTIVITIES

 Common stock issued for
   services rendered                          $      --             $293,421           $    --             $   --






                                        The accompanying notes are an integral part of
                                           these consolidated financial statements.




ITEM 2.  Management's Discussion and Analysis and Plan of Operation
-------------------------------------------------------------------

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

Results of Operations
---------------------

     For the six months ended August 31, 1997 and 1996, the Company and its 85% owned subsidiary realized net sales of $843,724 and $1,340,394, respectively. Taking into account cost of sales and expenses, the Company's net loss in these periods totaled $35,613 ($0.00 per share) and $217,886 ($0.02 per share), respectively.

Capital Resources
-----------------

     At August 31, 1997, the Company had total current liabilities of $2,573,166 and total current assets of $621,122, for a working capital deficit of $1,952,044. The Company's cash position continues to be poor, and the Company continues to experience liquidity problems. The Company's plan to ease its liquidity concerns and improve its operations is described above. There can be no assurance that the Company's plans will be successful. Moreover, the level of the Company's indebtedness could have important consequences to the Company, including: (i) a significant amount of the Company's cash flow from operations must be dedicated to debt service and will not be available for other purposes;
(ii) the Company's ability to obtain additional financing in the future may be limited; and (iii) the Company's level of indebtedness could make it more vulnerable to economic downturns, limit its ability to withstand competitive pressures and limit its flexibility in reacting to changes in its industry and economic conditions generally. Many of the Company's competitors currently operate on a less leveraged basis and may have significantly greater operating and financial flexibility than the Company.

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