Form 10QSB
period 1997-11-30
KELLYS COFFEE GROUP INC
filed 1998-05-19
CIK 833209

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


   X     Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
 -----   Act of 1934 for the Quarterly Period Ended November 30, 1997


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

ITEM 1.  Financials.

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                                             Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                    November 30,   February 28,
                                                       1997            1997
                                                    -----------    -----------
                                                    (Unaudited)
CURRENT ASSETS

  Inventory                                           $461,865      $481,869
  Accounts receivable, net                             153,436        63,239
                                                      --------      --------

     Total Current Assets                              615,301       545,108

FIXED ASSETS, net of accumulated
 depreciation                                          314,525       364,562

OTHER ASSETS

  Goodwill, net of accumulated amortization             21,987        24,078
                                                      --------      --------

     TOTAL ASSETS                                     $951,813      $933,748
                                                      ========      ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                     November 30,   February 28,
                                                         1997          1997
                                                     -----------    -----------
                                                     (Unaudited)

CURRENT LIABILITIES

  Cash overdraft                                     $    33,852    $     5,026
  Accounts payable                                       409,552        337,495
  Accounts payable related party                          96,755         41,568
  Accrued expenses                                        43,789         53,803
  Net liabilities of discontinued operations           1,160,106      1,160,106
  Arbitration award payable                              738,986        775,270
  Notes payable - current portion                        198,905        104,344
                                                     -----------    -----------

     Total Current Liabilities                         2,681,945      2,477,612

  Notes payable - less current portion                      --           12,634
                                                     -----------    -----------

     TOTAL LIABILITIES                                 2,681,945      2,490,246
                                                     -----------    -----------

MINORITY INTEREST                                         30,787         56,832
                                                     -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, $0.001 par value, 50,000 shares
   authorized, none issued and outstanding                  --             --
  Common stock, $0.001 par value, 100,000,000
   shares authorized, 12,000,666 shares issued
   and outstanding                                        12,001         12,001
  Additional paid-in capital                           1,600,488      1,600,488
  Accumulated deficit                                 (3,373,408)    (3,225,819)
                                                     -----------    -----------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)             (1,760,919)    (1,613,330)
                                                     -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                               $   951,813    $   933,748
                                                     ===========    ===========


                 The accompanying notes are an integral part of
                    these consolidatd financial statements.

                                      KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                                        Consolidated Statements of Operations
                                                    (Unaudited)


                                              For the Three Months                        For the Nine Months
                                                 Ended November 30,                       Ended November 30,
                                          --------------------------------        --------------------------------
                                             1997                1996                 1997                1996
                                          ------------         -----------        ------------        ------------
NET SALES                                 $    305,135        $    180,916        $  1,148,859        $  1,521,310

COST OF SALES                                  231,177              93,811             674,878             840,508
                                          ------------        ------------        ------------        ------------

GROSS MARGIN                                    73,958              87,105             473,981             680,802
                                          ------------        ------------        ------------        ------------

OPERATING EXPENSES

  Depreciation and amortization                 17,560               9,505              52,552              52,712
  Rent                                           3,000                --                 9,000              20,304
  General and administrative                   185,134             245,120             586,415             794,081
                                          ------------        ------------        ------------        ------------

     Total Operating Expenses                  205,694             254,625             647,967             867,097
                                          ------------        ------------        ------------        ------------

NET INCOME (LOSS)
 FROM OPERATIONS                              (131,736)           (167,520)           (173,986)           (186,295)
                                          ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSE)

  Other income                                    --                  --                   352               4,810
  Interest expense                                --                (1,053)               --               (20,587)
                                          ------------        ------------        ------------        ------------

      Total Other Income (Expense)                --                (1,053)                352             (15,772)
                                          ------------        ------------        ------------        ------------

INCOME (LOSS) BEFORE
 DISCONTINUED OPERATIONS
 AND MINORITY INTEREST                        (131,736)           (168,573)           (173,634)           (202,072)
                                          ------------        ------------        ------------        ------------

DISCONTINUED OPERATIONS

   Gain on disposal of Kelly's
     Specialty Group                              --               320,000                --               320,000
   Loss from operations of Kelly's
     Specialty Group                              --               (94,705)               --              (284,117)
                                          ------------        ------------        ------------        ------------

GAIN (LOSS) FROM DISCONTINUED
  OPERATIONS                                      --               225,295                --                35,883
                                          ------------        ------------        ------------        ------------

MINORITY INTEREST IN
  (GAIN) LOSS                                   19,760              25,286              26,045              30,311
                                          ------------        ------------        ------------        ------------

NET INCOME (LOSS)                         $   (111,976)       $     82,008        $   (147,589)       $   (135,878)
                                          ============        ============        ============        ============

INCOME (LOSS) PER SHARE                   $      (0.01)       $       0.01        $      (0.01)       $      (0.01)
                                          ============        ============        ============        ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                      12,000,666          11,990,776          12,000,666          10,889,107
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

                                                          4


                                               KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                                       Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                   Additional
                                      Preferred Stock                             Common Stock
                                 -------------------------                     --------------------
                                 Subscriptions                 Accumulated                                   Stock        Paid-in
                                     Shares       Amount          Shares       Amount        Capital       Receivable     Deficit
                                     ------       ------          ------       ------        -------       ----------     -------

Balance,
 February 29, 1996                        --     $      --       9,553,300   $     9,554   $ 1,297,014     $    --      $(2,976,822)

Common stock issued
 for services rendered                    --            --       2,347,366         2,347       291,074          --             --

Common stock issued
 in settlement of
 accounts payable                         --            --         100,000           100        12,400          --             --

Net loss for the
 year ended
 February 28, 1997                        --            --            --            --            --            --         (248,997)
                                        ------   -----------   -----------   -----------    -----------   ----------    -----------

Balance,
 February 28, 1997                        --            --      12,000,666        12,001     1,600,488          --       (3,225,819)

Net loss for the
 nine months ended
 November 30, 1997
 (unaudited)                              --            --            --            --            --            --         (147,589)
                                        ------   -----------   -----------   -----------   -----------   -----------    -----------

Balance,
 November 30, 1997
 (unaudited)                              --     $      --      12,000,666   $    12,001   $ 1,600,488   $      --      $(3,373,408)
                                        ======   ===========   ===========   ===========   ===========   ===========    ===========


                                      The accompanying notes are an integral part of
                                           these consolidated financial statements.


                                                                    5


                                          KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                                              Consolidated Statements of Cash Flows
                                                           (Unaudited)


                                                            For the Three Months             For the Nine Months
                                                             Ended November 30,                Ended November 30,
                                                         --------------------------        --------------------------
                                                           1997              1996            1997             1996
                                                         ---------        ---------        ---------        ---------
CASH FLOWS OPERATING ACTIVITIES

  Net income (loss)                                      $(111,976)       $  82,008        $(147,589)       $(135,878)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                            17,560            9,505           52,552           52,712
   Minority interest in gain (loss)                        (19,760)         (25,286)         (26,045)         (30,311)
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable               (1,775)         120,161          (90,197)         102,414
   (Increase) decrease in inventory                          7,596           (4,653)          20,004          159,540
   Increase (decrease) in prepaids                            --               --               --            (10,427)
   Increase (decrease) in cash overdraft                    22,839           33,352           28,826           33,352
   Increase (decrease) in related party payables            14,067           41,568           55,187           41,568
   Increase (decrease) in accounts payable and
    accrued expenses                                       (43,200)        (143,265)          62,043          (40,579)
   Increase (decrease) in arbitration
     award payable                                            --               --            (36,284)            --
   Increase (decrease) in net liabilities of
    discontinued operations                                   --           (320,000)            --           (130,588)
                                                         ---------        ---------        ---------        ---------

     Net Cash Provided in
      Operating Activities                                (114,649)        (206,610)         (81,503)          41,803
                                                         ---------        ---------        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                                    (424)            --               (424)        (144,363)
                                                         ---------        ---------        ---------        ---------

  Net Cash (Used) in Investing Activities                     (424)            --               (424)        (144,363)
                                                         ---------        ---------        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES

  Repayment of notes payable                                  --               --            (33,146)            --
  Proceeds from notes payable                              115,073             --            115,073          377,400
                                                         ---------        ---------        ---------        ---------

  Net Cash Provided (Used) by
    Financing Activities                                   115,073             --             81,927          377,400
                                                         ---------        ---------        ---------        ---------

INCREASE (DECREASE) IN CASH                                   --           (206,610)            --            274,840

CASH, BEGINNING OF PERIOD                                     --            520,887             --             39,437
                                                         ---------        ---------        ---------        ---------

CASH, END OF PERIOD                                      $    --          $ 314,277        $    --          $ 314,277
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






                                     KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                                  Consolidated Statements of Cash Flows (Continued)
                                                            (Unaudited)

                                                 For the Three Months                     For the Nine Months
                                                   Ended November 30,                      Ended November 30,
                                             ------------------------------           ---------------------------
                                                1997                1996                 1997              1996
                                             -----------          ---------           ---------          --------
SUPPLEMENTAL CASH FLOW INFORMATION

  Interest paid                              $      --             $   --             $   --             $ 19,534
  Income taxes paid                          $      --             $   --             $   --             $   --

NONCASH FINANCING ACTIVITIES

 Common stock issued for
   services rendered                         $      --             $   --             $   --             $293,421

 Common stock issued for
   accounts payable                          $      --             $ 12,500           $   --             $ 12,500




                                     The accompanying notes are an integral part of
                                          these consolidated financial statemnts.


                                                              7



                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements
                     November 30, 1997 and February 28, 1997


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 1997 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with general accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 1997 audited consolidated financial statements. The results of operations for the periods ended November 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.



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

Results of Operations
---------------------

     For the nine months ended November 30, 1997 and 1996, the Company and its 85% owned subsidiary realized net sales of $1,148,859 and $1,521,310, respectively. Taking into account cost of sales and expenses, the Company's net loss in these periods totaled $147,589 ($0.01 per share) and $135,878 ($0.01 per share), respectively.

Capital Resources
-----------------

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

                                  KELLY'S COFFEE GROUP, INC.


Date:    May 18, 1998             By:  /s/  Terrence A. Buttler
                                       ----------------------------------------
                                       Terrence A. Buttler, President and Chief
                                       Financial Officer