Form 10KSB
period 1998-02-28
KELLYS COFFEE GROUP INC
filed 1999-11-19
CIK 833209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

Mark One)

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 28, 1998

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)for the transition period from to

     Commission file number: 33-2128-D

                           Kelly's Coffee Group, Inc.
                           --------------------------
                 (Name of Small Business Issuer in Its Charter)

         Colorado                                     84-1062062
     -----------------------                  ------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

       268 West 400 South, Suite 300, Salt Lake City, Utah       84101
       ---------------------------------------------------       -----
         (Address of Principal Executive Offices)             (Zip Code)

                                 (801) 575-8073
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

    Title of Each Class                Name of each Exchange on Which Registered
    -------------------                -----------------------------------------
Common Stock ($0.001 Par Value)                           None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X                   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X ].

The issuer's total consolidated revenues for the year ended February 28, 1998, were $ 0.

The aggregate market value of the registrant's Common Stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $684,336 based on the average closing bid and asked prices for the Common Stock on November 18, 1999.

At November 18, 1999, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 51,446,019.

                                TABLE OF CONTENTS

                                                                        PAGE

                                     PART I

Item 1.    Description of Business.............................................1

 Item 2.    Description of Property............................................5

Item 3.    Legal Proceedings...................................................5

Item 4.    Submission of Matters to a Vote of Security-Holders................ 6


                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters............6

Item 6.    Management's Discussion and Analysis or Plan of Operation...........7

Item 7.    Financial Statements................................................9

Item 8.    Changes  in  and  Disagreements  With  Accountants
             on Accounting and Financial Disclosure...........................10

                                    PART III

Item 9.    Directors and Executive Officer  ..................................10

Item 10.   Executive Compensation.............................................10

Item 11.   Security Ownership of Certain Beneficial Owners and Management.....11

Item 12.   Certain Relationships and Related Transactions.....................12

Item 13.   Exhibits, List and Reports on Form 8-K.............................12

           Signatures.........................................................13

                                     PART I

This Report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 1. DESCRIPTION OF BUSINESS

As used herein the term "Company" refers to Kelly's Coffee Group, Inc., a Nevada corporation and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was incorporated under the laws of the State of Colorado on April 20, 1987. The Company has undergone several name changes since its organization. The Company has also been involved in several business activities, all of which have been discontinued. The Company's principal business activity From December 1995 to February of 1998 was the manufacture of store fixtures, showcases and other specialty items for jewelers and other retailers. The Company decided to discontinue its manufacturing and distribution of store fixtures due to a lack of funding and increased losses on February 28, 1998. The Company is currently a shell company whose purpose will be to acquire operations through an acquisition or merger. For more information on the Company's prior manufacturing and distribution operations, see "Item 1. Description of Business" in the Company's February 28, 1997, Form 10KSB incorporated herein by reference.

Since the Company discontinued its operations it has attempted to identify and acquire a favorable business opportunity. The Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

To date, opportunities have been made available to the Company through its officers and directors and through professional advisors including securities broker-dealers and through members of the financial community. It is anticipated that business opportunities will continue to be available primarily from these sources.

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis regarding the quality of the other firm's management and personnel, the asset base of such firm or enterprise, the anticipated acceptability of new products or marketing concepts, the merit of the firms business plan, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

There are no plans or arrangements proposed or under consideration for the issuance or sale of additional securities by the Company prior to the identification of an acquisition candidate. Consequently, management anticipates that it may be able to participate in only one potential business venture, due primarily to the Company's limited capital. This lack of diversification should be considered a substantial risk, because it will not permit the Company to offset potential losses from one venture against gains from another.

Selection of a Business

The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on "word of mouth", the Company may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

Pursuant to the Financial Consulting Agreement between the Company and Hudson Consulting Group, Inc. Hudson may be entitled to 10% of the Company's issued and outstanding shares after reorganization in addition to an undetermined amount of cash to cover costs, expenses and fees. Hudson is a majority shareholder of the Company whose officers and directors are the same as the Company's.

The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances the management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company.

The analysis of new businesses will be undertaken by or under the supervision of the officers and directors. In analyzing prospective businesses, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company's control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company's participation, and other circumstances.

Acquisition of a Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

In connection with the Company's acquisition of a business, the present shareholders of the Company, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of the Company's Common Stock held by them at a significant premium over their original investment in the Company. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Although the Company's present shareholders did not acquire their shares of Common Stock with a view towards any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the amount of shares held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such shares after the business reorganization. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

In the event sales of shares by present shareholders of the Company, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company.

The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so- called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax- free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders, immediately prior to the transaction, will experience a significant reduction in their percentage of ownership in the Company.

Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

     The Company's operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired. The Company is unable to predict whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

Governmental Regulation

It is impossible to predict the government regulation, if any, to which the Company may be subject to until it has acquired an interest in a business. The use of assets and/or conduct of businesses which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable investments.

Employees

The Company is a development stage company and currently has no employees. Executive officers, who are not compensated for their time contributed to the Company, will devote only such time to the affairs of the Company as they deem appropriate, which is estimated to be approximately 20 hours per month per person. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

ITEM 2.       DESCRIPTION OF PROPERTY

The Company owns no real property. The Company currently uses the offices, office equipment and support staff of Hudson Consulting Group, Inc. at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101. The Company currently no written lease agreement.

ITEM 3.       LEGAL PROCEEDINGS

Irby Industries, Inc. f/k/a Berg Showcase Manufacturing, Inc., Berg Selector Distributors, Inc. and Terry Irby vs. Mitchel Feinglas, Kelly's Coffee Group, Inc., Kelly-Berg Corporation of Colorado, Inc. and Stuart Benson, Case No. 97-CV-649-3 - In December 1995, the Company purchased the assets of Showcase. The former owners of Showcase attempted to rescind the agreement in March of 1996 claiming non-performance by the Company and its former officers who signed as guarantors. The dispute was submitted to binding arbitration. The arbitrators awarded $775,270 to the former owners, but did not rescind the transaction. The Company and its officers who signed as guarantors were held jointly and severally liable for this amount. The entire amount has been recorded as a liability on the Company's balance sheet because collection from the former officers is uncertain. On July 21, 1999, the Company entered into a Settlement Agreement in which the Company was released from all liabilities relating to the dispute in exchange for a $20,000 cash payment.

In March 1997, the Company and Terrence A. Buttler, the Company's President, filed an action against Mr. Benson, and certain relations and associated entities of Mr. Benson. The action was filed in the United

States District Court for the District of Colorado. No entry of appearance or responsive pleading was filed by or on behalf of any of the defendants. The Clerk of the Court entered default on June 30, 1997. The defendants filed a motion to set aside default and for leave to file answer in July 1997, which was denied by the Court in November 1997 as to Mr. Benson and certain of the other defendants. Action with respect to the other defendants is pending. In the Complaint, the Company and Mr. Buttler contend that while Mr. Benson was an officer and director of the Company, he misused company funds for his personal benefit. The Company and Mr. Buttler also contend that Mr. Benson has not surrendered certain corporate records to the Company and that Mr. Benson was unjustly enriched at the expense of the Company and Mr. Buttler. The Company has taken no further action on this claim based upon a subjective cost/benefit analysis.

Denver  Pavilions,  L. P. v.  Kelly's  Coffee  Group,  Inc. On January 11, 1999,
Denver Pavilions, a Colorado limited partnership filed this cause of action against the Company in the District Court, City and County of Denver Colorado, Civil Action No. 99CV 0203. Service was not made on the suit until October 5, 1999. The Company has entered into discussions to determine the basis upon which the suit can be settled. At present, Denver Pavilions has agreed to delay the filing of an answer by the company while settlement discussions take place. The only offer of the Plaintiffs to settle has been in exchange for a payment in the amount of $50,000, the Company has countered and is awaiting a response from Denver Pavilions.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fiscal year covered by this Report to a vote of security holders, and therefore, this item is inapplicable.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Electronic Bulletin Board under the symbol, KLYS. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended February 28, 1998 and 1997 are as follows:

               Quarter           High              Low
               -------           ----              ---
               5/31/96           $0.35            $0.13
               8/31/96           $0.28            $0.13
               11/30/96          $0.10            $0.06
               2/28/97           $0.06            $0.01

                Quarter           High              Low
                -------           ----              ---
               5/31/97           $0.21             $0.07
               8/31/97           $0.15             $0.04
               11/30/97          $0.065            $0.02
               2/28/98           $0.035            $0.01




In October, 1999, the number of holders of record of the Company's common stock was 331. No cash dividends were paid during the fiscal years February 28, 1998 and 1997.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the next 12 months, the Company intends locate an operating business through an acquisition or merger. The Company will also attempt to settle all remaining liabilities at a substantial discount through the issuance of stock.

Results of Operations

The Company recorded $0 in sales for the fiscal year ended February 28, 1998 and $1,702,226 for the year ended February 28, 1997. The Company discontinued its operations for the year ended February 28, 1998.

Income / Losses

Net losses for the year ended February 28, 1998 increased to $1,297,007 from $248,997 for the year ended February 28, 1997. The increase in losses was attributable to discontinued operations.

The Company expects to continue to incur losses until such time as it acquires profitable operations.

Expenses

Selling, general and administrative expenses for the year ended February 28, 1998, were $0 compared to $1,039,200 for the year ended February 28, 1997. The decrease in selling general and administrative expenses was the result of the Company discontinuing its operations.

The Company had no depreciation and amortization expenses for the year ended February 28, 1998 compared with $62,216 in depreciation and amoritazion expenses for the year ended February 28, 1997.

Cost of Sales

The Company had no cost of sales for the year ended February 28, 1998 compared with $934,319 for the year ended February 28, 1997.

Impact of Inflation

The Company believes that inflation may have a negligible effect on future operations. The Company believes that it may be able to offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow generated from financing activities was $280,001 for the year ended February 28, 1998 and $98,345 for the year ended February 28, 1997.

The Company plans to liquidate its marketable securities in order to maintain its corporate status and settle certain liabilities over the next 12 months. In addition, the Company may issue its securities to raise capital to find an acquisition or merger.

Year 2000 Implications

Many current installed computer systems and software may be coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. As a result, many software and computer systems may need to be upgraded or replaced. Because the Company currently has no operations and no computer systems, the Company does not anticipate that the year 2000 will have any significant effect on the Company. However, the Company is relying on consultants and other professionals in the preparation of its financials which include the use of equipment, software and content, including non-information technology systems, such as security systems, building equipment and systems with embedded micro-controllers that may not be Year 2000 compliant.

The Company has taken steps to analyze its technical relationships and ensure that its third party consultants and other professionals the Company depends on are also compliant. These include but are not limited to its relationship with Hudson Consulting Group, Inc., its accountants and attorneys. The Company has received verification that Hudson Consulting Group, Inc. is compliant. Not all of the Company's third party distributors have given adequate assurances that they are or are not compliant and therefore may or may not experience problems relating to the Year 2000 issues.

Failure of third-party equipment, software or content to operate properly with regard to the Year 2000 issue could require the Company to incur unanticipated expenses to remedy problems, which could have a material adverse effect on its financial condition.

Year 2000 Contingency Plan

No contingency plan is in place due to the fact that the Company has no operations which would justify such a plan.

ITEM 7.       FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended February 28, 1998 are attached hereto as pages F-1 through F-11









                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                 CONTENTS

Independent Auditors' Report ................................................F-2

Consolidated Balance Sheet...................................................F-3

Consolidated Statements of Operations .......................................F-4

Consolidated Statements of Stockholders' Equity (Deficit)....................F-5

Consolidated Statements of Cash Flows........................................F-6

Notes to the Consolidated Financial Statements ..............................F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Kelly's Coffee Group, Inc. and Subsidiary
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Kelly's Coffee Group, Inc. and Subsidiary (a development stage company) as of February 28, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended February 28, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of Kelly's Coffee Group, Inc. and Subsidiary (a development stage company) as of February 28, 1998, and the results of their operations and their cash flows for the years ended February 28, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   /S/

Jones, Jensen & Company
Salt Lake City, Utah
September 9, 1999

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS

                                                                   February 28,
                                                                        1998
                                                                 ---------------
CURRENT ASSETS                                                   $            -

     Total Current Assets                                                     -

     TOTAL ASSETS                                                $            -
                                                                  ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Net liabilities of discontinued operations (Note 5)           $    2,310,870
                                                                  --------------

     Total Current Liabilities                                        2,310,870
                                                                  --------------
     TOTAL LIABILITIES                                                2,310,870
                                                                  --------------
COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $0.001 par value, 50,000 shares
    authorized, none issued and outstanding                                   -
   Common stock, $0.001 par value, 100,000,000
    shares authorized, 21,716,736 shares issued and
    outstanding                                                          21,717
   Additional paid-in capital                                         2,190,299
   Accumulated deficit                                               (4,522,886)
                                                                  --------------

     Total Stockholders' Equity (Deficit)                            (2,310,870)
                                                                  --------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $           -
                                                                   =============



        The accompanying  notes are an  integral  part of these
                   consolidated financial statements.

                                     KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                                       Consolidated Statements of Operations






                                                                For the Years Ended
                                                                  February 28,
                                                            1998                  1997
                                                      ------------------   ------------------
SALES                                                 $           -        $       1,702,226

COST OF SALES                                                     -                  934,319
                                                       ------------------   ------------------
GROSS MARGIN                                                      -                  767,907
                                                       ------------------   ------------------
OPERATING EXPENSES

  Depreciation and amortization                                   -                   62,216
  General and administrative                                      -                1,039,200
                                                      ------------------   ------------------

     Total Operating Expenses                                     -                1,101,416
                                                      ------------------   ------------------

LOSS FROM OPERATIONS                                              -                  (33,509)
                                                      ------------------   -------------------

OTHER EXPENSE

      Interest expense                                            -                  (4,212)
                                                      ------------------   ------------------

        Total Other Expense                                       -                  (4,212)
                                                      ------------------   ------------------

LOSS BEFORE DISCONTINUED OPERATIONS
  AND MINORITY INTEREST                                           -                (337,721)
                                                      ------------------   ------------------

DISCONTINUED OPERATIONS (Note 5)

   Loss from Operations of Kelly's Specialy Group            (725,052)             (284,117)
   Loss from disposal of Kelly's Specialy Group              (572,015)              320,000
                                                      ------------------   ------------------
GAIN (LOSS) FROM DISCONTINUED
 OPERATIONS                                                (1,297,067)               35,883
                                                      ------------------   ------------------
MINORITY INTEREST IN LOSS                                         -                  52,841
                                                      ------------------   ------------------

NET LOSS                                              $    (1,297,067)       $     (248,997)
                                                      ==================   ==================

 LOSS PER SHARE                                       $         (0.07)       $        (0.02)
                                                      ==================   ==================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                    19,303,497             11,163,464
                                                      ==================   ==================


                              The accompanying notes are an integral part of
                                these consolidated financial statements.

                                                   KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                                          Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                     Additional        Stock
                                  Preferred Stock              Common Stock            Paid-in       Subscriptions     Accumulated
                                Shares       Amount        Shares         Amount       Capital        Receivable         Deficit
Balance,
 February 28, 1995               -         $  -           5,052,797    $    5,053   $     691,618   $   (45,667)     $   (1,290,986)

Common stock issued for
 services rendered               -            -             888,933           889         110,228           -                 -

Common stock issued for
 cash                            -            -           3,611,570         3,612         495,168           -                 -

Collection of stock
 subscriptions receivable        -            -                -                -          -             45,667            -

Net loss for the year ended
 February 29, 1996               -            -              -              -              -               -             (1,685,836)
                              ---------   ----------   ------------    -----------   ------------   --------------    --------------

Balance, February 29, 1996       -            -          9,553,300          9,554      1,297,014           -             (2,976,822)

Common stock issued for
 services rendered              -             -          2,347,366          2,347        291,074           -                  -

Common stock issued for
 settlement of accounts
 payable                         -            -            100,000            100         12,400           -                    -


Net loss for the year ended
 February 28, 1997               -            -              -              -              -               -               (248,997)
                              ---------   ----------   ------------    -----------   ------------   --------------     -------------

Balance, February 28, 1997       -        $   -         12,000,666     $   12,001   $  1,600,488    $      -             (3,225,819)

Common stock issued for
  services at $0.03 per share    -            -          6,165,430          6,165        178,797           -                     -

Common stock issued for
  note payable at $0.03
  per share                     -             -          2,268,800          2,269         65,795           -                     -

Common stock issued for
  note payable at $0.07
  per share                     -             -            150,000            150         10,350           -                     -

Common stock issued for
  cash at $0.09 per share       -             -            331,840            332         29,669           -                     -

Common stock issued for
  property at $0.07 per share   -             -            800,000            800         55,200           -                     -
                             ---------   ----------   ------------    -----------   ------------    --------------     -------------

Balance Forward                 -        $   -          21,716,736     $   21,717   $  1,940,299    $      -         $   (3,225,819)

Contributed capital             -            -               -                -          250,000           -                     -

Net loss for the year
  ended February 28, 1998       -            -               -                -            -               -             (1,297,067)
                             ---------   ----------   ------------    -----------   ------------    -------------     -------------

Balance, February 28, 1998      -           -           21,716,736    $    21,717    $ 2,190,299    $      -         $   (4,522,886)
                             =========   ==========   ============    ===========   ============    =============     ==============


                               The accompanying notes are an integral part of
                                   these consolidated financial statements.


                                     KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                                         Consolidated Statements of Cash Flows






                                                                 For the Years Ended
                                                                    February 28,
                                                            1998                  1997
                                                      ------------------   ---------------
CASH FLOWS OPERATING ACTIVITIES

  Net loss                                              $ (1,297,067)       $    (248,997)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                              67,061               62,216
   Allowance for bad debt                                    (43,038)                   -
   Minority interest in loss                                       -              (52,841)
   Loss in disposition of assets                             572,015                    -
   Common stock issued for services rendered                 184,962              215,921
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                      -               61,167
   (Increase) decrease in inventory                                -               (4,653)
   Increase (decrease) in cash overdraft                           -                5,026
   Increase (decrease) in related party payables                   -               41,568
   Increase (decrease) in accounts payable and
     accrued expenses                                              -               98,058
   Increase (decrease) in net liablities of
     discontinued operations                                 236,066             (251,804)
                                                        ----------------    -------------
     Net Cash Used in Operating Activites                   (280,001)             (74,339)
                                                        ----------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                                         -              (63,443)
                                                        ----------------    --------------
  Net Cash Used in Financing Activities                            -              (63,443)
                                                        ----------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Contributed capital                                        250,000                -
  Repayment of notes payable                                       -              (14,155)
  Collection of subscriptions receivable                           -                    -
  Proceeds from notes payable                                      -              112,500
  Common stock issued for cash                                30,001                    -
                                                       ----------------      ------------

  Net Cash Provided by Financing Activites                   280,001               98,345
                                                       ---------------       ------------
INCREASE (DECREASE) IN CASH                                        -              (39,437)

CASH, BEGINNING OF YEAR                                            -               39,437
                                                        ----------------    --------------
CASH, END OF YEAR                                       $          -         $         -
                                                        ================    ==============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                                     KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                                  Consolidated Statements of Cash Flows (Continued)




                                                                For the Years Ended
                                                                   February 28,
                                                            1998                  1997
                                                      ------------------   ---------------
SUPPLEMENTAL CASH FLOW
 INFORMATION

  Interest paid                                         $      -            $     4,212
  Income taxes paid                                     $      -            $        -

NONCASH FINANCING ACTIVITIES

 Common stock issued for property                       $   56,000          $       -
 Common stock issued for services rendered              $  184,962          $   215,921
 Common stock issued for accounts payable               $      -                 12,500
 Common stock issued for notes payable                  $   78,564                  -




                        The accompanying notes are an integral part of these
                                  consolidated financial statements.

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY

                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements

                           February 28, 1999 and 1998

NOTE 1 -      SUMMARY OF ACCOUNTING POLICIES

              a. Organization

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


              b. Basic Loss Per Share

              Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

              c. Income Taxes

              As of February 28, 1998, the Company had a net operating loss carryforward for federal income tax purposes of approximately $4,500,000 that may be used in future years to offset taxable income. The net operating loss carryforward will begin to expire in 2013. The tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

              d. Concentrations of Credit Risk

              The Company has no significant concentrations of credit risk other than in the normal course of business.



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           February 28, 1999 and 1998


NOTE 1 -      SUMMARY OF ACCOUNTING POLICIES (Continued)

              e. Estimates

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

              f. Principles of Consolidation

              The consolidated financial statements include the accounts of the Company and its 85% owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

              NOTE 2 -      COMMITMENTS AND CONTINGENCIES

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

NOTE 3 -      BASIS OF PRESENTATION - GOING CONCERN

              The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           February 28, 1999 and 1998


NOTE 4 -      FAILED ACQUISITIONS

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

NOTE 5 -      DISCONTINUED OPERATIONS

              On February 28, 1998, the Board of Directors of the Company decided to discontinue the manufacturing and distribution of store fixtures and merchandise showcases due to a lack of funding and increased losses. The following is a summary of the loss from discontinued operations.

                                                                     For the
                                                                   Year Ended

                                                               February 28, 1998
                                                               -----------------
              NET SALES                                       $       1,209,148

              COST OF PRODUCTS SOLD                                     415,150
                                                               -----------------
                 Gross Profit                                           793,998
                                                               -----------------
              EXPENSES

                 General and administrative                             581,037
                 Salaries and wages                                     827,455
                 Depreciation and amortization                           67,061
                 Bad debt expense                                        43,497
                 Loss on disposal of assets                             572,015
                                                               -----------------

                   Total Expenses                                     2,091,065
                                                               -----------------
              LOSS BEFORE INCOME TAXES                               (1,297,067)

              INCOME TAX EXPENSE                                         -
                                                               -----------------
              NET LOSS                                        $      (1,297,067)
                                                               =================

              BASIC LOSS PER SHARE OF COMMON STOCK            $           (0.07)
                                                               =================

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           February 28, 1999 and 1998


NOTE 5 -      DISCONTINUED OPERATIONS (Continued)

              The Company had liabilities of $2,310,870 which are associated with the discontinued operations. No income tax benefit has been attributed to the loss from discontinued operations.

NOTE 6 -      SUBSEQUENT EVENT

              The company was reclassifed as development stage company on March 1,1998 due to the Company discontinuing their operations described in Note 5.






                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants or disagreements between the Company and its accountants.

                                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name                     Age                     Position(s) and Office(s)

----                     ---                     -------------------------
Richard Surber            26                      President and Director
Barry Denslow             53                      Secretary and Director

Richard Surber was appointed as the Company's president and director on May 6, 1999. Since 1991, Mr. Surber has been a professional consultant for various public and private companies. Mr. Surber is a graduate of the University of Utah College of Law where he obtained his Juris Doctorate. Mr. Surber also obtained a Bachelors of Science degree in Finance from the University of Utah School of Business. Mr. Surber is also a director of several other public and private corporations, including Canton Financial Service Corporation and Hudson Consulting Group, Inc.

Barry Denslow was appointed the Company's secretary and director on October 29, 1999. Mr. Denslow has worked in the construction industry for the past 28 years as a field tradesman to a project manager. Mr. Denslow has served as the Vice President, Secretary & Treasurer of Cottonwood Development of K.C., Inc. He has managed the building of homes on tribal owned property and both large and small subdivisions.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended February 28, 1998 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM  10.         EXECUTIVE COMPENSATION

Executive Compensation

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 1998 and 1997. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Richard Surber, the Company's chief executive officer for the past three years.

                                             SUMMARY COMPENSATION TABLE

                                 Annual Compensation                               Long Term Compensation
                                                                                Awards                        Payouts

                                                                      Restricted     Securities

Name and                                             Other Annual        Stock       Underlying       LTIP         All Other
Principal         Year       Salary      Bonus       Compensation      Award(s)        Options       payouts     Compensation
Position                      ($)         ($)             ($)             ($)          SARs(#)         ($)            ($)
--------                      ---         ---             ---             ---          -------         ---            ---

Terry Buttler     1999         -           -               -             -               -             -                 -
President         1998         -           -               -             -               -             -                 -
                  1997      $ 45,000       -               -             -               -             -                 -
                  1996

Richard Surber    1999                     -               -             -               -             -                 -
President

Compensation of Directors

         The Company's directors are not currently compensated.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's Common Stock as of October 6, 1999, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of November 18, 1999, there were 51,446,019 shares of Common Stock issued and outstanding.

CAPTION>

                                                                     Amount and Nature of
      Title of Class         Name and Address of Beneficial          Beneficial Ownership          Percent of class
                                        Owner
      --------------         ------------------------------          --------------------          ----------------

       Common Stock                 Terrence Buttler(1)                    1,417,570                    2.7%
    ($0.001 par value)         121-16 Ocean Promenade #1E
                                 Rockaway Park, New York
                                          11694

       Common Stock            Richard Surber, President(2)               24,072,570                   46.8%
    ($0.001 par value)        268 West 400 South, Suite 306
                               Salt Lake City, Utah 84101

       Common Stock            Oasis International Hotel &                 8,500,000                   15.9%
    ($0.001 par value)                   Casino
                              268 West 400 South ,Suite 300
                               Salt Lake City, Utah 84101

       Common Stock           Hudson Consulting Group, Inc.                5,817,570                   10.9%
    ($0.001) par value        268 West 400 South, Suite 300
                               Salt Lake City, Utah 84101

       Common Stock             CyberAmerica Corporation                     605,000                    1.1%
    ($0.001) par value        268 West 400 South, Suite 300
                               Salt Lake City, Utah 84101

       Common Stock          Canton Financial Services Corp                1,150,000                    2.2%
    ($0.001) par value        268 West 400 South, Suite 300
                               Salt Lake City, Utah 84101

       Common Stock              Directors and Executive                  24,072,570                   46.8%
    ($0.001) par value             Officers as a Group

--------
    (1) Terrence Buttler is included as a beneficial owner by virtue of holding the positions of Chief Executive Officer and President through May 6, 1999 at which time he resigned both positions.

     (2) Richard Surber may be deemed a beneficial owner of 24,072,570 shares of the Company's common stock by virtue of his position as an officer and director of Hudson Consulting Group, Inc., Canton Financial Services Corporation, CyberAmerica Corporation, and Oasis International Hotel & Casino, Inc. Of these 24,072,570 common shares, Mr. Surber personally owns 8,000,000 shares, issued to him on November 1, 1999 for services rendered.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 1, 1997, the Company entered into a Consulting Agreement with Canton Financial Services Corporation pursuant to which the Company issued 1,150,000 shares of it common stock for services rendered in connection with the location of business opportunities, assistance with the preparation of periodic financial reports with the Securities and Exchange Commission and other miscellaneous services. The Company's current president, Richard Surber is also the President of Canton Financial Services Corporation. At the time the Company entered into the Consulting Agreement, Richard Surber was not an officer or director of the Company. Consequently, the transaction may not have been deemed at arms length.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 13 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. No report on Form 8K have been filed during the periods covered by this Form 10- KSB.



                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of November 1999.

Kelly's Coffee Group, Inc.

-------------------------------------------
Richard Surber, President and sole director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                             Date
---------                    -----                             ----


    /s/
  ---------------            President and Director            November 18, 1999
  Richard Surber


    /s/
  ---------------            Secretary and Director            November 18, 1999
  Barry Denslow


    /s/
  -------------              Controller                        November 18, 1999
  Wayne Newton



                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                Index to Exhibits

EXHIBIT    PAGE
NO.         NO.    DESCRIPTION

3(i)        *      Articles of Incorporation of the Company (incorporated herein by reference from Exhibit No.3(i) to the Company's Form S-18 as filed with the Securities and Exchange Commission on September 16, 1988 ).

3(ii)       *      Bylaws of the Company, as  amended  (incorporated  herein  by reference  from  Exhibit  3(ii) of the Company's Form S-18 as
                   filed  with  the   Securities  and   Exchange  Commission  on
                   September 16, 1988 ).

4(a)        *      Form  of  certificate  evidencing shares of "Common Stock" in the Company (incorporated  from Exhibit 4(a) to the Company's
                   Form   S-18  as  filed  with  the   Securities  and  Exchange
                   Commission on September 16, 1988).

27         15      Financial Data Schedule "CE"




                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]