Form 10KSB
period 1999-02-28
KELLYS COFFEE GROUP INC
filed 1999-11-19
CIK 833209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

Mark One)

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 28, 1999

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

The issuer's total consolidated revenues for the year ended February 28, 1999, were $ 0.

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

Item 2.    Description of Property.............................................5

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


                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters............6

Item 6.    Management's Discussion and Analysis or Plan of Operation...........7

Item 7.    Financial Statements................................................9

Item 8.    Changes  in  and  Disagreements  With  Accountants
              on Accounting and Financial Disclosure..........................10

                                    PART III

Item 9.    Directors and Executive Officers ..................................10

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

The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances the management of such a venture will not have proved its ability, the eventual market of such a venture's product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

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

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Electronic Bulletin Board under the symbol, KLYS. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended February 28, 1999 and 1998 are as follows:

               Quarter           High              Low
               -------           ----              ---
               5/31/97           $0.21             $0.07
               8/31/97           $0.15             $0.04
               11/31/97          $0.065            $0.02
               2/28/98           $0.035            $0.01

               Quarter           High              Low
               -------           ----              ---
               5/31/98           $0.045            $0.02
               8/31/98           $0.06             $0.02
               11/31/98          $0.02             $0.011
               2/28/99           $0.045            $0.012


               Quarter           High              Low
               -------           ----              ---
               5/31/99           $0.08             $0.02
               8/31/99           $0.09             $0.031

In October, 1999, the number of holders of record of the Company's common stock was 331. No cash dividends were paid during the fiscal years February 28, 1999 and 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the next 12 months, the Company intends locate an operating business through an acquisition or merger. The Company will also attempt to settle all remaining liabilities at a substantial discount through the issuance of stock.

Results of Operations

The Company recorded $0 in sales for the fiscal year ended February 28, 1999 and 1998. The Company discontinued its operations for the year ended February 28, 1998.

Income / Losses

Net losses for the year ended February 28, 1999 decreased to $350,228 from $1,297,007 for the year ended February 28, 1998. The substantial decrease in losses was attributable the Company's decision to discontinue operations and from the disposal of all the assets relating to the Company's operations in 1998.

The Company expects to continue to incur losses until such time as it acquires profitable operations.

Expenses

Selling, general and administrative expenses for the year ended February 28, 1999, were $350,228 compared to $0 for the year ended February 28, 1998. The increase in selling general and administrative expenses was the result of the Company's issuances of its common stock for services.

The Company had no depreciation and amortization expenses for the year ended February 28, 1999. During the year ended February 28, 1998. depreciation and amortization was $67,061.

Cost of Sales

The Company had no cost of sales for the years ended February 28, 1999 or February 28, 1998.

Impact of Inflation

The Company believes that inflation may have a negligible effect on future operations. The Company believes that it may be able to offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

The Company had no operations for the years ended February 28, 1999 and 1998, consequently there were no cash flows generated for these periods.

Cash flow generated from financing activities was $0 for the year ended February 28, 1999 and $280,001 for the year ended February 28, 1998.

The Company plans to liquidate its marketable securities in order to maintain its corporate satus and settle certain liabilities over the next 12 months. In addition, the Company may issue its securities to raise capital to find an acquisition or merger.

Year 2000 Implications

Many current installed computer systems and software may be coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. As a result, many software and computer systems may need to be upgraded or replaced. Because the Company currently has no operations and no computer systems, the Company does not anticipate that the year 2000 will have any significant effect on the Company. However, the Company is relying on consultants and other professionals in the preparation of its financials which includes the use of equipment, software and content, including non-information technology systems, such as security systems, building equipment and systems with embedded micro-controllers that may not be Year 2000 compliant.

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

ITEM 7.       FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended February 28, 1999 are attached hereto as pages F-1 through F-11









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

Consolidated Statements of Cash Flows........................................F-6

Notes to the Consolidated Financial Statements ..............................F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Kelly's Coffee Group, Inc. and Subsidiary
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Kelly's Coffee Group, Inc. and Subsidiary (a development stage company) as of February 28, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended February 28, 1999 and 1998 and from inception of the development stage on March 1, 1998 through February 28, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of Kelly's Coffee Group, Inc. and Subsidiary (a development stage company) as of February 28, 1999, and the results of their operations and their cash flows for the years ended February 28, 1999 and 1998 and from inception of the development stage on March 1, 1998 through February 28, 1999 in conformity with generally accepted accounting principles.

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

   /S/

Jones, Jensen & Company
Salt Lake City, Utah
September 9, 1999

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY

                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS

                                                                   February 28,
                                                                        1999

CURRENT ASSETS

   Marketable securities - available for sale (Note 1)           $      304,942
                                                                  --------------

     Total Current Assets                                               304,942

     TOTAL ASSETS                                                $      304,942
                                                                  ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Net liabilities of discontinued operations (Note 5)           $    2,310,870
                                                                  --------------

     Total Current Liabilities                                        2,310,870
                                                                  --------------
     TOTAL LIABILITIES                                                2,310,870
                                                                  --------------
COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY (DEFICIT)

    Preferred stock, $0.001 par value, 50,000 shares
    authorized, none issued and outstanding                                   -

    Common stock, $0.001 par value, 100,000,000 shares
    authorized, 43,555,736 shares issued and outstanding
                                                                         43,556

   Additional paid-in capital                                         2,823,630
   Accumulated deficit                                               (4,522,886)
   Accumulated deficit from inception of development
    stage on March 1, 1998                                             (350,228)
                                                                  --------------

     Total Stockholders' Equity (Deficit)                            (2,005,928)
                                                                  --------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $      304,942
                                                                   =============



        The accompanying  notes are an  integral  part of these
                   consolidated financial statements.

                                     KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY

                                           (A Development Stage Company)
                                       Consolidated Statements of Operations

                                                                                                       From
                                                                                                    Inception of
                                                                                                     Development
                                                                                                      Stage on
                                                                                                      March 1,
                                                                For the Years Ended                1998 Through
                                                                    February 28,                    February 28,
                                                            1999                  1998                 1999
                                                      ------------------   ------------------   ------------------
SALES                                                 $           -        $           -        $           -
                                                      ------------------   ------------------   ------------------

OPERATING EXPENSES

  General and administrative                                     350,228               -                   350,228
                                                      ------------------   ------------------   ------------------

     Total Operating Expenses                                    350,228               -                   350,228
                                                      ------------------   ------------------   ------------------

LOSS FROM OPERATIONS                                            (350,228)              -                  (350,228)
                                                      ------------------   ------------------   -------------------

DISCONTINUED OPERATIONS (Note 5)

   Loss from discontinued operations                              -                  (725,052)              -
   Loss from disposal of assets                                   -                  (572,015)              -
                                                      ------------------   ------------------   ------------------

LOSS FROM DISCONTINUED

 OPERATIONS                                                       -                (1,297,067)              -
                                                      ------------------   ------------------   ------------------

NET LOSS                                              $         (350,228)  $       (1,297,067)  $         (350,228)
                                                      ==================   ==================   ==================

BASIC LOSS PER SHARE

   Loss from operations                               $            (0.01)  $             0.00
   Loss from discontinued operations                                0.00                (0.07)
                                                      ------------------   ------------------

BASIC LOSS PER SHARE                                  $            (0.01)  $            (0.07)
                                                      ==================   ==================

WEIGHTED AVERAGE NUMBER

 OF SHARES OUTSTANDING                                        34,892,629           19,303,497
                                                      ==================   ==================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                      KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY

                                            (A Development Stage Company)
                              Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                     Additional

                                  Preferred Stock              Common Stock            Paid-in      Accumulated
                                Shares       Amount        Shares         Amount       Capital        Deficit
Balance,
 February 28, 1997               -         $  -          12,000,666    $    12,001   $  1,600,488  $    (3,225,819)

Common stock issued for
 services at $0.03 per
 share                           -            -           6,165,430          6,165        178,797           -

Common stock issued for
 note payable at $0.03
 per share                       -            -           2,268,800          2,269         65,795           -

Common stock issued for
 note payable at $0.07
 per share                       -            -             150,000            150         10,350           -

Common stock issued for
 cash at $0.09 per share         -            -             331,840            332         29,669           -

Common stock issued for
 property at $0.07 per share     -            -             800,000            800         55,200           -

Contributed capital              -            -              -              -             250,000           -
Net loss for the year ended
 February 28, 1998               -            -              -              -              -            (1,297,067)
                              ---------   ----------   ------------    -----------   ------------  ---------------
Balance, February 28, 1998       -            -          21,716,736         21,717      2,190,299       (4,522,886)

Common stock issued for
 services at $0.03 per share     -            -          11,450,000         11,450        357,108           -

Common stock issued for
 marketable securities at
 $0.03 per share                 -            -          11,000,000         11,000        293,942           -

Common stock returned to
 treasury at $0.03 per share
 for services not performed      -            -            (611,000)          (611)       (17,719)          -

Net loss for the year ended
 February 28, 1999               -            -              -              -              -              (350,228)
                              ---------   ----------   ------------    -----------   ------------  ---------------

Balance, February 28, 1999       -        $   -          43,555,736    $    43,556   $  2,823,630  $    (4,873,114)
                              =========   ==========   ============    ===========   ============  ===============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                                     KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                                            (A Development Stage Company)
                                        Consolidated Statements of Cash Flows

                                                                                                       From
                                                                                                    Inception of
                                                                                                      Development
                                                                                                      Stage on
                                                                                                      March 1,
                                                                 For the Years Ended               1998 Through
                                                                    February 28,                     February 28,
                                                            1999                  1998                 1999
                                                      ------------------   ------------------   ------------------
CASH FLOWS OPERATING ACTIVITIES

  Net loss                                              $    (350,228)       $ (1,297,067)         $    (350,228)
  Adjustments to reconcile net loss to net
   cash used in operating activities:

   Depreciation and amortization                                  -                67,061                    -
   Loss on disposition of assets                                  -               572,015                    -
   Common stock issued for services                           350,228             184,962                350,228
   Allowance for bad debt                                         -               (43,038)                   -
  Changes in operating assets and liabilities:
   Increase in net liabilities of discontinued
     operations                                                   -               236,066                    -
                                                        ----------------    ---------------        --------------

     Net Cash Used in Operating Activities                        -              (280,001)                   -
                                                        ----------------    ---------------        --------------
CASH FLOWS FROM INVESTING
 ACTIVITIES                                                       -                    -                     -
                                                        ----------------    ---------------        --------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Contributed capital                                             -               250,000                    -
  Common stock issued for cash                                    -                30,001                    -
                                                        ----------------    ---------------        -------------
  Net Cash Provided by Financing Activities                       -               280,001                    -
                                                        ----------------    ---------------        -------------

INCREASE (DECREASE) IN CASH                                       -                    -                     -
CASH, BEGINNING OF YEAR                                           -                    -                     -
                                                        ----------------    ---------------        -------------
CASH, END OF YEAR                                       $         -          $         -           $         -
                                                        ================    ===============        =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                                     KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                                            (A Development Stage Company)
                                  Consolidated Statements of Cash Flows (Continued)

                                                                                                       From
                                                                                                    Inception of
                                                                                                      Development
                                                                                                      Stage on
                                                                                                      March 1,
                                                                      For the Years Ended          1998 Through
                                                                           February 28,              February 28,

                                                            1999                  1998                 1999
                                                      ------------------   ------------------   ------------------

SUPPLEMENTAL CASH FLOW
 INFORMATION

  Interest paid                                         $      -            $     -              $        -
  Income taxes paid                                     $      -            $     -              $        -

NONCASH FINANCING ACTIVITIES

 Common stock issued for property                       $      -            $   56,000           $        -
 Common stock issued for notes payable                  $      -            $   78,564           $        -
 Common stock issued for marketable
  securities                                            $   304,942         $     -              $    304,942



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

              The Company was reclassified as a development stage company on March 1, 1998.

              b. Basic Loss Per Share

              Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

              c. Income Taxes

              As of February 28, 1999, the Company had a net operating loss carryforward for federal income tax purposes of approximately $5,000,000 that may be used in future years to offset taxable income. The net operating loss carryforward will begin to expire in 2014. The tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

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

              g.  Marketable Securities - Available for Sale

              The Company has classified its marketable securities as "available-for-sale" securities. Trading securities are stated at fair value. Unrealized gains and losses are reported as a separate component of equity.

              Marketable securities - available for sale at February 28, 1999 were $304,942 and have been included in current assets.

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

                                                                     For the
                                                                   Year Ended
                                                               February 28, 1998
                                                               -----------------
              NET SALES                                       $       1,209,148

              COST OF PRODUCTS SOLD                                     415,150

                 Gross Profit                                           793,998

              EXPENSES

                 General and administrative                             581,037
                 Salaries and wages                                     827,455
                 Depreciation and amortization                           67,061
                 Bad debt expense                                        43,497
                 Loss on disposal of assets                             572,015
                                                               -----------------

                   Total Expenses                                     2,091,065

              LOSS BEFORE INCOME TAXES                               (1,297,067)

              INCOME TAX EXPENSE                                         -

              NET LOSS                                        $      (1,297,067)
                                                               =================

              BASIC LOSS PER SHARE OF COMMON STOCK            $           (0.07)
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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended February 28, 1999 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM  10.         EXECUTIVE COMPENSATION

Executive Compensation

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 1999 and 1998. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Richard Surber, the Company's chief executive officer for the past three years.

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

Kelly's Coffee Group, Inc.

     /s/
-------------------------------------------
Richard Surber, President and sole director

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

Signature                    Title                             Date
---------                    -----                             ----


    /s/
  ---------------            President and Director            November 18, 1999
  Richard Surber


    /s/
  --------------             Secretary and Director            November 18, 1999
  Barry Denslow


   /s/
  -------------              Controller                        November 18, 1999
  Wayne Newton




                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                Index to Exhibits

EXHIBIT   PAGE
NO.        NO.       DESCRIPTION

3(i) * Articles of Incorporation of the Company (incorporated herein by reference from Exhibit No. 3(i) to the Company's Form S-18 as filed with the Securities and Exchange Commission on September 16, 1988 ).

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