Form 10QSB
period 1998-05-31
KELLYS COFFEE GROUP INC
filed 1999-12-03
CIK 833209

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(MARK ONE)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 1998.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period FROM TO . ------------ --------------


     Commission file number:33-2128-D


                           KELLY'S COFFEE GROUP, INC.
                           --------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


        COLORADO                                       84-1062062
        --------                                       ----------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


           268 WEST 400 SOUTH, SALT LAKE CITY, UTAH            84101
           ---------------------------------------------------------
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)               (ZIP CODE)


                                 (801) 575-8073
                                 --------------
                           (ISSUER'S TELEPHONE NUMBER)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES XX                    NO

         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 31, 1998 was 22,920,736

                                TABLE OF CONTENTS

                          PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................4

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.....................................................5

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................5

SIGNATURES.....................................................................6

INDEX TO EXHIBITS..............................................................7

                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Kelly's Coffee Group, Inc., a Colorado corporation and its predecessors unless otherwise indicated. The unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended May 31, 1998 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-8 and are incorporated herein by this reference.




                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

ITEM 1.       FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

Balance Sheet................................................................F-2

Statement of Operations......................................................F-3

Statement of Cash Flows......................................................F-4

Statement of Shareholders' Equity............................................F-5

Notes to Unaudited Financial Statements......................................F-6

                           KELLY'S COFFEE GROUP, INC.
                 CONSOLIDATED UNAUDITED CONDENSED BALANCE SHEETS
                                  MAY 31, 1998


                                                                      May 31,
                                                                        1998
                                                                 ---------------

 ASSETS

Current Assets
     TOTAL CURRENT ASSETS                                        $            -
                                                                 ---------------
TOTAL ASSETS                                                     $            -
                                                                 ---------------

     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Net Liabilities of
   discontinued operations (Note 5)                              $    2,310,870
                                                                 ---------------
     Total Current Liabilities                                        2,310,870
                                                                 ---------------

     TOTAL LIABILITIES                                                2,310,870
                                                                 ---------------

COMMITMENTS AND CONTINGENCIES  (Note 2)

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 50,000
  shares authorized, none issued and outstanding                             -
Common stock, $0.001 par value, 22,920,736
  shares issued and outstanding                                          22,921
Additional paid-in capital                                            2,225,215
Accumulated deficit                                                 (4,559,006)
                                                                 ---------------
Accumulated deficit from inception of  development                     (36,120)
                                                                 ---------------
Total Stockholders' equity (deficit)                                (2,310,870)
                                                                ---------------
TOTAL LIABILITIES AND STOCKHOLDERS  EQUITY (DEFICIT)             $            -
                                                                ---------------



















                                         SEE NOTES TO FINANCIAL STATEMENTS

                                             KELLY'S COFFEE GROUP, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                         UNAUDITED STATEMENTS OF OPERATIONS


                                                                                                           From inception
                                                                                                           of Development
                                                                                                           Stage on March
                                                                    For the Quarter Ended                  1, 1998 through
                                                                            May 31                             May 31,
                                                                  1998                  1997                    1998
                                                            ----------------      ----------------    ----------------
SALES                                                        $             -        $      494,701        $       -
COST OF SALES                                                              -               227,078                -
                                                            ----------------      ----------------     ----------------
GROSS MARGIN                                                               -               267,623                -
                                                            ----------------      ----------------     ----------------

OPERATING EXPENSES

      General and Administrative                                           -                  -                   -
      Depreciation and                                                     -                17,496                -
         Amortization                                                      -                30,004                -
      General and Administrative                                      36,120               186,943               36,120
                                                            ----------------      ----------------      ---------------
Total Operating Expenses                                              36,120               234,443

INCOME (LOSS) FROM OPERATIONS                                       (36,120)                33,180              (36,120)
                                                            ----------------      ----------------      ----------------

OTHER INCOME (EXPENSE)

      Other Income (Expense)                                               -                   352                -
      Interest Expense                                                     -                     -                -
                                                            ----------------      ----------------      ----------------
            Total Other Income (Expense)                                   -                   352                -
                                                            ----------------      ----------------      ----------------

INCOME (LOSS) BEFORE
DISCONTINUED OPERATIONS AND
MINORITY  INTEREST                                                  (36,120)                33,532             (36,120)

DISCONTINUED OPERATIONS (NOTE 5)


LOSS FROM DISCONTINUED
OPERATIONS                                                              -                    -                     -

MINORITY INTEREST IN (GAIN) LOSS                                        -                  (5,030)                 -
                                                            ----------------      ----------------      ---------------
NET INCOME (LOSS)                                            $      (36,120)        $       28,502       $      36,120
                                                            ================      ================      ===============

INCOME (LOSS) PER SHARE

      Loss from operations                               $            (0.00)    $             0.00
      Loss from discontinued operations                                    -                  0.00
                                                            ----------------      ----------------
BASIC LOSS PER SHARE                                                  (0.00)                  0.00
                                                            ===============       ================

WEIGHTED AVERAGE SHARES
OUTSTANDING                                                       22,051,180            12,000,666
                                                            -==============       ================


                                         SEE NOTES TO FINANCIAL STATEMENTS.

                                             KELLY'S COFFEE GROUP, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                From inception of
                                                                                                   Development
                                                                                                 Stage on March 1,
                                                              For the three months ended          1998 Through
                                                                       May 31,                       May 31,
                                                              1998               1997                1998
                                                        ---------------   ---------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                                 $  (36,120)      $    28,502          $  (36,120)
      Adjustments to reconcile net loss to
         net cash used in operating activitieS
      Depreciation and Amortization                            -               17,496                 -
      Minority interest in loss                                -                5,030                 -
CHANGES IN OPERATING ASSETS AND LIABILITIES:

      (Increase) decrease in accounts
          receivable                                           -              122,076)                -
      (Increase) decrease in inventory                         -               14,297                 -
      (Increase) decrease in prepaids                          -                  -                   -
      Increase (decrease) in cash overdraft                    -               48,304                 -
      Increase (decrease) in related party
        payables                                               -               (8,885)                -
      Increase (decrease) in accounts payable
      and accrued expenses                                     -                46,741                -
      Increase (decrease) in net liabilities of                -                -                     -

         Discontinued operations                               -                -                     -

                                                          ----------       -----------          -------------
NET CASH PROVIDED (USED IN) OPERATING
ACTIVITIES                                                  (36,120)           29,409             (36,120)
                                                          ----------       -----------          -------------
Cash flow from Investing Activities:

      Purchase of fixed assets                                 -                -                     -
      Net Cash used in Investing Activities                    -                -                     -
                                                          ----------       -----------      -------------

Net Cash (Used) by Financing Activities

      Issuance of common stock for services                   36,120          (29,409)             36,120
                                                          ----------       -----------      -------------
      Net Cash provided by Financing
      Activities                                              36,120          (29,409)             36,120

Net Increase (Decrease) in Cash                                    -                 -                -

Cash at Beginning of Period                                        -                 -                -
                                                          ----------       -----------      -------------
Cash at End of Period                                    $         -     $           -      $         -
                                                          ==========       ===========      =============


                                             SEE NOTES TO FINANCIAL STATEMENTS.

                                                            KELLY'S COFFEE GROUP, INC.
                                                 UNAUDITED STATEMENT OF SHAREHOLDER'S EQUITY
                                                                 MAY 31, 1998



                                                  PREFERRED STOCK           COMMON STOCK           ADDITIONAL
                                               -------------------  ---------------------------    PAID-IN
                                                SHARES     AMOUNT       SHARES         AMOUNT       CAPITAL           DEFICIT
                                               --------- ---------  -------------   ------------   ----------    ----------------

BALANCE, FEBRUARY 28,
1998                                                  -         -      21,716,736     21,717        2,190,299       (4,522,886)

COMMON STOCK ISSUED FOR SERVICES AT
   $0.03 PER SHARE                                    -         -       1,815,000      1,815           52,635              -

COMMON STOCK RETURNED TO TREASURY AT
   $0.03 PER SHARE FOR SERVICES NOT PERFORMED         -         -        (611,000)      (611)         (17,719)             -

NET LOSS FOR THE QUARTER ENDED MAY 31, 1998           -         -              -          -                -           (36,120)
                                               --------  ---------  --------------   ----------    -----------     ---------------
BALANCE, MAY 31, 1998                                 -   $     -      22,920,736   $ 22,921      $ 2,225,215    $  (4,559,006)
                                               ========  =========  ==============   ==========    ===========     ===============














                                         SEE NOTES TO FINANCIAL STATEMENTS.

                           KELLY'S COFFEE GROUP, INC.
                          (A Development Stage Company)
                   Notes to the Unaudited Financial Statements
                                  May 31, 1998

NOTE 1 -          SUMMARY OF ACCOUNTING POLICIES

         A. ORGANIZATION

         The financial statements for 1997 include those of Kelly's Coffee Group, Inc. and its 85% owned subsidiary Kelly - Berg Corporation of Colorado, Inc. (Kelly - Berg) collectively, they are referred to herein as "the Company". All intercompany accounts and transactions have been eliminated. The Company discontinued operations of its Subsidiary on February 28, 1998. (See Note 3)

         The Company was reclassified as a development stage company on March 1, 1998, as a result of the dissolution of Kelly-Berg.

         B. BASIC LOSS PER SHARE

         Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

         C. INCOME TAXES

         As of May 31, 1998, the Company had a net operating loss carryforward for federal income tax purposes of approximately $4,500,000 that may be used in future years to offset taxable income. The net operating loss carryforward will begin to expire in 2014. The tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

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

                           KELLY'S COFFEE GROUP, INC.
                          (A Development Stage Company)
                   Notes to the Unaudited Financial Statements
                                  May 31, 1998



NOTE 1 -          SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

         G.  MARKETABLE SECURITIES - AVAILABLE FOR SALE

         The Company has classified its marketable securities as "available-for-sale" securities. Trading securities are stated at fair value. Unrealized gains and losses are reported as a separate component of equity.

NOTE 2 -          BASIS OF PRESENTATION - GOING CONCERN

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

NOTE 3 -          DISCONTINUED OPERATIONS

         On February 28, 1998, the Board of Directors of the Company decided to discontinue the manufacturing and distribution of store fixtures and merchandise showcases due to a lack of funding and increased losses. The following is a summary of the loss from discontinued operations.

                                               THE YEAR ENDED FEBRUARY 28, 1998
                                               --------------------------------
         NET SALES                                 $    1,209,148

         COST OF PRODUCTS SOLD                             415,150

            GROSS PROFIT                                   793,998

         EXPENSES

            General and administrative                     581,037
            Salaries and wages                             827,455
            Depreciation and amortization                   67,061
            Bad debt expense                                43,497
            LOSS ON DISPOSAL OF ASSETS                     572,015
                                                        -----------

                           KELLY'S COFFEE GROUP, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  May 31, 1998



NOTE 3 -          DISCONTINUED OPERATIONS (CONTINUED)

         TOTAL EXPENSES                                  2,091,065

         LOSS BEFORE INCOME TAXES                       (1,297,067)

         INCOME TAX EXPENSE                                    -

         NET LOSS                                    $  (1,297,067)
                                                         -----------

         BASIC LOSS PER SHARE OF COMMON STOCK        $       (0.07)
                                                        =============


         The Company had liabilities of $2,310,870 which are associated with the discontinued operations. No income tax benefit has been attributed to the loss from discontinued operations.

NOTE 4 -   BASIS OF REPRESENTATION

         The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended February 28, 1999. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended February 28, 1999.

                [Remainder of this page intentionally left blank]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements including herein, the inclusion of such information should not be regarded as are presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

As used herein the term "Company" refers to Kelly's Coffee Group, Inc., a Colorado corporation and its predecessors, unless the context indicates otherwise. The Company discontinued its operations on February 28, 1998. The Company is currently a shell company whose purpose will be to acquire operations through an acquisition, merger or begin its own start-up business.

The Company is in the process of attempting to identify and acquire a favorable business opportunity. The Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

RESULTS OF OPERATIONS

Sales revenues for the three months ended May 31, 1998 were $0 compared to $494,701 for the same period in 1997 The Company had no sales in for the first quarter of 1998 because it ceased operations as of February 28, 1998, as a result of reoccurring losses.

Costs of sales revenues for the three ended May 31, 1998, were $0 compared to $227,078 for the same period in 1997. The Company had no cost of sales in the first quarter of 1998 because it ceased operations as of February 28, 1998.

General and administrative expenses were $36,120 for the three months ended May 31, 1998 compared to $186,943 for the same period in 1997. The general and administrative expenses decreased as a result of the Company's decision to discontinue its operations. The general and administrative expenses for the three months ended May 31, 1998, were attributable to maintaining the Company's status as a public shell corporation and fees paid to professionals for various services including debt settlement.

The Company recorded a net loss of $36,120 for the three months ended May 31, 1998 compared to $28,502 net profit for the same period in 1997. The losses in 1998 were primarily attributable to the discontinuation of operations and expenses relating to maintaining the Company's status as a public shell entity.

CAPITAL RESOURCES AND LIQUIDITY

At May 31, 1998, the Company had current assets of $0 and total assets of $0 as compared to $0 and $0 , respectively at February 28, 1998. The Company had a net working capital deficit of $ 2,310,870 at May 31, 1998 compared to a working capital deficit of $2,310,870 at February 28, 1998.

Net stockholders' deficit in the Company was $2,310,870 as of May 31, 1998, compared to $1,584,828 as of May 31, 1997.

                           PART II-OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

There were no material developments concerning the Company's legal proceedings during the quarter ended May 31, 1998. For more information on the Company's legal proceedings, please see Part I Item 3. Legal Proceedings of the Company's February 28, 1998 Form 10KSB.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter the Company issued a total of 1,815,000 shares of its commons stock pursuant to Section 4(2) of Securities Act of 1933 in exchange for services rendered to the Company. The shares were valued at $.03 per share.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 7 of this Form 10-QSB, and are incorporated herein by this reference.

(B) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the period covered by this Form 10QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of December 1999.

KELLY'S COFFEE GROUP, INC.


   /s/
----------------------
Richard D. Surber                                              December 2, 1999
Presidentand Director



   /s/
---------------------                                           December 2, 1999
Wayne Newton
Controller

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

27                8         Financial Data Schedule "CE"