Form 10QSB
period 1998-08-31
KELLYS COFFEE GROUP INC
filed 1999-12-03
CIK 833209

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(MARK ONE)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 1998.

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

                                    YES XX                    NO

         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 31, 1999 was 43,555,736

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

ITEM 5.  OTHER INFORMATION.....................................................5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................5

SIGNATURES.....................................................................6

INDEX TO EXHIBITS..............................................................7



                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Kelly's Coffee Group, Inc., a Colorado corporation, and its predecessors unless otherwise indicated. The unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended August 31, 1998 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-9 and are incorporated herein by this reference.

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


                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

Balance Sheet................................................................F-2

Statement of Operations......................................................F-3

Statement of Cash Flows......................................................F-5

Statement of  Shareholders' Equity...........................................F-6

Notes to Unaudited Financial Statements......................................F-7

                           KELLY'S COFFEE GROUP, INC.
                        UNAUDITED CONDENSED BALANCE SHEET
                                 AUGUST 31, 1998

                                                                   August 31,
                                                                     1998
                                                             -------------------
   ASSETS

     Current Assets                                                            -
     Marketable securities - available for
        SALE (NOTE 1)                                                   304,942
                                                             -------------------
     TOTAL CURRENT ASSETS                                    $          304,942
                                                             -------------------

    TOTAL ASSETS                                             $          304,942
                                                             -------------------
                                                             -------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

       Net Liabilities of
          discontinued operations                            $        2,310,870
                                                               ----------------
Total Current Liabilities                                             2,310,870

                                                               ----------------
TOTAL LIABILITIES                                                     2,310,870

                                                               ----------------

COMMITMENTS AND CONTINGENCIES  (Note 2)

SHAREHOLDERS' EQUITY

       Preferred stock, $0.001 par value, 50,000
           shares authorized, none issued and
           outstanding                                                    -
       Common stock, $0.001 par value,
           100,000,000 shares authorized, 43,555,736
           shares issued and outstanding                                 43,556
       Additional paid-in capital                                     2,823,630
       Accumulated deficit                                           (4,522,886)
       Accumulated deficit from inception of
           development stage on March 1, 1998                          (350,228)
                                                               ----------------
       Total Stockholders' equity (deficit)                          (2,005,928)

                                                               ----------------

TOTAL LIABILITIES AND
SHAREHOLDERS EQUITY                                          $          304,942
                                                               ----------------









                        SEE NOTES TO FINANCIAL STATEMENTS

                                                       KELLY'S COFFEE GROUP, INC.
                                                     (A DEVELOPMENT STAGE COMPANY)
                                                   UNAUDITED STATEMENT OF OPERATIONS


                                                                                                                      From
                                                                                                                   inception of
                                                                                                                   Development
                                                                                                                    Stage on
                                        For the Three Months                    For the Six Months                  March 1,
                                               Ended                                   Ended                      1998 through
                                             August 31                               August 31                     August 31,
                                     1998                 1997               1998                1997                 1998
                                 -------------        -------------      -------------      --------------      -----------------
Sales                          $             -     $        349,023    $       -          $        843,724   $          -
Cost of Sales                                -              216,623            -                   443,701                      -
                                 -------------        -------------      -------------      --------------      -----------------
Gross Margin                                                132,400                                400,023

Operating Expenses

           General and
           Administrative              314,108              141,537         350,228                328,480                350,228
           Depreciation and
               Amortization                  -               17,496            -                    34,992                      -
           Rent                              -               48,797            -                    78,801                      -
                                 -------------        -------------      -------------      --------------      -----------------
Total Operating Expenses               314,108              207,830         350,228                442,273                350,228
                                 -------------        -------------      -------------      --------------      -----------------
Income (Loss) From
  Operations                         (314,108)             (75,430)        (350,228)              (42,250)              (350,228)
                                 -------------        -------------      -------------      --------------      -----------------
Other Income (Expense)
           Other Income
            (Expense)                    -                    -                  -                    352                      -
           Interest Expense              -                    -                  -                    -                        -
                                                                                            --------------
Total Other Income
(Expense)                                -                    -                  -                    352                      -
                                                                                            --------------
Income (Loss) Before
Discontinued Operations and
    Minority Interest
                                     (314,108)             (75,430)        (350,228)              (41,898)              (350,228)
                                 -------------        -------------      -------------      --------------      -----------------
Discontinued Operations
(Note 5)

Loss from discontinued
Operations
Loss from disposal of assets                 -              -                    -                    -                     -
                                 -------------        -------------      -------------      --------------      -----------------
Income (Loss) From
  Discontinued Operations               -                   -                    -                    -                      -
                                  -------------        -------------      -------------      --------------      -----------------
Minority Interest in (Gain) Loss             -              11,315               -               6,285              -
                                 -------------        -------------      -------------      --------------      -----------------

                                            SEE NOTES TO FINANCIAL STATEMENTS

                                               KELLY'S COFFEE GROUP, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                     UNAUDITED STATEMENTS OF OPERATIONS (CONTINUED)



                                                                                                                          From
                                                                                                                       inception of
                                                                                                                       Development
                                                                                                                        Stage on
                                                For the Three Months                                                     March 1,
                                                         Ended                      For the Six Months Ended        1998 through
                                                       August 31                            August 31                  August 31,
                                            1998                 1997               1998               1997              1998
                                      --------------       --------------     --------------     ---------------    ---------------

Income (Loss) per share

          LOSS FROM OPERATIONS           $ (0.01)            $  (0.01)           $ (0.01)          $    0.00                 -
           Loss from
           discontinued
               operations                   -                    -                         -                   -
                                      --------------       --------------     --------------     ---------------   -----------------
BASIC LOSS PER SHARE                      $ (0.01)            $  (0.01)           $ (0.01)         $    0.00                  -
                                      ==============       ==============     ==============     ===============   =================
Weighted average shares
outstanding                            30,722,292          12,000,666         25,784,458          12,000,666                 -
                                      --------------       --------------     --------------     ---------------    ---------------

                                            KELLY'S COFFEE GROUP, INC.
                                           (A DEVELOPMENT STAGE COMPANY)

                                         UNAUDITED STATEMENT OF CASH FLOWS

                                                                                                         From inception of
                                                                                                         Development Stage
                                                                                                         on March 1, 1998

                                                                  For the six months ended                    Through

                                                                         August 31,                         August 31,
                                                                 1998                 1997                     1998
                                                            --------------      ----------------      -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                                   $   (350,228)         $  (35,613)            $    (350,228)
     Adjustments to reconcile net loss TO
        NET CASH USED IN OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                                -                  34,992                      -
     Loss on disposition of assets                                -                                              -
     Common stock issued for services                           350,228                                       350,228
     Minority interest in gain (loss)                             -                  (6,285)                     -
CHANGES IN OPERATING ASSETS AND LIABILITIES:
     (Increase) decrease in accounts receivable                   -                 (88,422)                     -
     (Increase) decrease in inventory                             -                  12,408                      -
     (Increase) decrease in prepaids                              -                    -                         -
     Increase (decrease) in cash overdraft                        -                   5,987                      -
     Increase (decrease) in related party
         payables                                                 -                  41,120                      -
     Increase (decrease) in accounts payable
     and Accrued expenses                                         -                 105,243                      -
      Increase (decrease) in arbitration
        Award payable                                             -                 (36,284)                     -
     Increase (decrease) in net liabilities of
        Discontinued operations                                   -                    -                         -
                                                            --------------      ----------------      -----------------------
NET CASH PROVIDED (USED IN) OPERATING
   ACTIVITIES                                                     -                  33,146                      -
                                                           --------------      ----------------      -----------------------
Cash flow from Investing Activities:
     Purchase of fixed assets                                     -                    -
                                                            --------------      ----------------      -----------------------
     Net Cash used in Investing Activities                        -                    -                         -
                                                            --------------      ----------------      -----------------------
Net Cash (Used) by Financing Activities
     Repayment of notes payable                                                     (33,146)
     Proceeds from notes payable                                  -                    -
     Contributed capital                                          -                    -                         -
     Net Cash provided by Financing Activities                    -                 (33,146)                     -

Net Increase (Decrease) in Cash                                   -                    -                         -

Cash at Beginning of Period                                       -                    -                         -
                                                            --------------      ----------------      -----------------------
Cash at End of Period                                    $        -           $        -           $             -
                                                            --------------      ----------------      -----------------------


                                        SEE NOTES TO FINANCIAL STATEMENTS.

                                            KELLY'S COFFEE GROUP, INC.
                                    UNAUDITED STATEMENT OF SHAREHOLDER'S EQUITY
                                                  AUGUST 31, 1998



                                                                      AUGUST 31, 1998
                                                         PREFERRED STOCK             COMMON STOCK        ADDITIONAL
                                                    -----------------------  -------------------------    PAID-IN
                                                      SHARES        AMOUNT      SHARES       AMOUNT       CAPITAL        DEFICIT
                                                    -----------  ----------  -----------  ------------  -----------    ----------

  BALANCE, FEBRUARY 28, 1998                              -        $  -       21,716,736   $  21,717    $ 2,190,299    $ (4,522,886)

  COMMON STOCK ISSUED FOR SERVICES AT                     -           -
     $0.03 PER SHARE                                                          11,450,000      11,450        357,108

  COMMON STOCK ISSUED FOR MARKETABLE
     SECURITIES AT $ 0.03 PER SHARE                       -           -       11,000,000      11,000        293,942

  COMMON STOCK RETURNED TO TREASURY AT
     $0.03 PER SHARE FOR SERVICES NOT PERFORMED           -           -         (611,000)      (611)        (17,719)

   NET LOSS FOR THE SIX MONTHS ENDED AUGUST 31, 1998      -           -           -             -             -            (350,228)
                                                    -----------  -----------  -----------  ----------   -------------  ------------
  BALANCE, AUGUST 31, 1998                                -      $    -       43,555,736   $  43,556    $ 2,823,630    $ (4,873,114)
                                                    ==========   ===========  ===========  =========    =============  =============













                                        SEE NOTES TO FINANCIAL STATEMENTS.

                           KELLY'S COFFEE GROUP, INC.
                          (A Development Stage Company)
                   Notes to the Unaudited Financial Statements
                                 August 31, 1998



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

         C. INCOME TAXES

         As of August 31, 1998, the Company had a net operating loss carryforward for federal income tax purposes of approximately $4,500,000 that may be used in future years to offset taxable income. The net operating loss carryforward will begin to expire in 2014. The tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

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

                           KELLY'S COFFEE GROUP, INC.
                          (A Development Stage Company)
                   Notes to the Unaudited Financial Statements
                                 August 31, 1998



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

                                           FOR THE YEAR ENDED FEBRUARY 28, 1998
                                           ------------------------------------
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
                                                         -----------

                           KELLY'S COFFEE GROUP, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                 August 31, 1998



NOTE 3 -          DISCONTINUED OPERATIONS (CONTINUED)

         TOTAL EXPENSES                                  2,091,065

         LOSS BEFORE INCOME TAXES                       (1,297,067)

         INCOME TAX EXPENSE                                   -
                                                        -----------
         NET LOSS                                    $  (1,297,067)
                                                        -----------
         BASIC LOSS PER SHARE OF COMMON STOCK        $      (0.07)
                                                        ===========


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

RESULTS OF OPERATIONS

Sales revenues for the three and six months ended August 31, 1998 were $0 and $0 compared to $349,023 and $843,724 for the same periods in 1997. The Company had no sales in for the six months ended August 31, 1998 because it ceased operations as of February 28, 1998, as a result of reoccurring losses.

Costs of sales revenues for the three and six months ended August 31, 1998, were $0 and $0 compared to $216,623 and $443,701 for the same periods in 1997. The Company had no cost of sales for the six months ended August 31, 1998, it ceased operations as of February 28, 1998.

General and administrative expenses were $314,108 and $350,228 for the three and six months ended August 31, 1998, compared to $141,537 and $328,480 for the same periods in 1997. The general and administrative expenses increased in 1998 as a result of the Company's decision hire consultants through the issuance of its common stock to settle debt in search for business opportunities.

The Company recorded net losses of $314,108 and $350,228 for the three and six months ended August 31, 1998 compared to net losses of $64,115 and $35,613 for the same periods in 1997. The losses in 1998 were primarily attributable to the discontinuation of operations and fees paid to consultants.

CAPITAL RESOURCES AND LIQUIDITY

At August 31, 1998, the Company had current assets of $304,942 and total assets of $304,942 as compared to $0 and $0 , respectively at February 28, 1998. The Company had a net working capital deficit of $ 2,005,928 at August 31, 1998 compared to a working capital deficit of $2,310,870 at February 28, 1998.

Net stockholders' deficit in the company was $2,005,928 as of August 31, 1998, compared to $1,648,943 as of August 31, 1997.

                            PART II-OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

There were no material developments concerning the Company's legal proceedings during the quarter ended August 31, 1998. For more information on the Company's legal proceedings, please see Part I Item 3. Legal Proceedings of the Company's February 28, 1998 Form 10KSB.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 18, 1998, the Company entered into a Stock Purchase Agreement with AmeriResource Technologies, Inc. (ARET) pursuant to which the Company in a private transaction not involving a public offering exchanged 2,000,000 shares of its commons stock pursuant to Section 4(2) of Securities Act of 1933 in exchange for 2,678,571 shares of ARET's common stock.

On June 18, 1998, the Company entered into a Stock Purchase Agreement with Flexweight Corporation nka Oasis Resorts International, Inc. (OAIS) pursuant to which the Company in a private transaction not involving a public offering exchanged 2,000,000 shares of its commons stock pursuant to Section 4(2) of Securities Act of 1933 in exchange for 25,000 shares of OAIS' common stock.

On August 7, 1998, the Company entered into a Stock Purchase Agreement with AmeriResource Technologies, Inc. (ARET) pursuant to which the Company in a private transaction not involving a public offering exchanged 5,000,000 shares of its commons stock pursuant to Section 4(2) of Securities Act of 1933 in exchange for 15,384,615 shares of ARET's common stock.

On August 7, 1998, the Company entered into a Stock Purchase Agreement with Flexweight Corporation nka Oasis Resorts International, Inc. (OAIS) pursuant to which the Company in a private transaction not involving a public offering exchanged 2,500,000 shares of its commons stock pursuant to Section 4(2) of Securities Act of 1933 in exchange for 10,526 shares of OAIS' common stock.

On August 24, 1998, the Company in a private transaction not involving a public offering issued 1,100,000 shares of its commons stock pursuant to Section 4(2) of Securities Act of 1933 for consulting services rendered by Hudson Consulting Group, Inc.

The Company also issued a total of 7,535,000 shares its common stock to various consultants for services rendered. The Company issued the shares in a series of private transactions not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 5.           OTHER INFORMATION

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 9 of this Form 10-QSB, and are incorporated herein by this reference.

(B) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the period covered by this Form 10QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of December 1999.

KELLY'S COFFEE GROUP, INC.



  /s/
--------------------
Richard D. Surber                          December 2, 1999
President and Director



  /s/                                      December 2, 1999
--------------------
Wayne Newton
Controller

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

         MATERIAL AGREEMENTS

10(i) (a)          8         Stock  Purchase  Agreement with AmeriResource Tech-
                             nologies, Inc. dated June 18, 1998

10(i)(b)          14         Stock  Purchase  Agreement  with  Flexweight  Corp-
                             oration, nka, Oasis Resorts International, Inc., dated June 18, 1998

10(i)(c)          20         Stock  Purchase  Agreement  with  Flexweight Corp-0
                             oration, nka, Oasis Resorts International, Inc., dated August 7, 1998.

10(i)(d)          26         Stock Purchase Agreement with AmeriResource Techn-
                             ologies, Inc. dated August 7, 1998

27                32         Financial Data Schedule "CE"