Form 10QSB
period 1998-11-30
KELLYS COFFEE GROUP INC
filed 1999-12-03
CIK 833209

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(MARK ONE)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 1998.

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

                                    YES XX                    NO

     The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 30, 1999 was 43,555,736

                                TABLE OF CONTENTS


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................5

SIGNATURES.....................................................................6

INDEX TO EXHIBITS..............................................................7



                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Kelly's Coffee Group, Inc., a Colorado corporation, and its predecessors unless otherwise indicated. The unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended November 30, 1998 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-8 and are incorporated herein by this reference.

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

                                                                            PAGE

Balance Sheet................................................................F-2

Statement of Operations......................................................F-3

Statement of Cash Flows......................................................F-4

Statement of  Shareholders' Equity...........................................F-5

Notes to Unaudited Financial Statements......................................F-6

                           KELLY'S COFFEE GROUP, INC.
                        UNAUDITED CONDENSED BALANCE SHEET
                                NOVEMBER 30, 1998

                                                                  November 30,
                                                                      1998
                                                              ------------------
   ASSETS
   Current Assets
     Marketable securities - available for
        sale (Note 1)                                                   304,942
                                                                  --------------
     Total Current Assets                                        $      304,942
                                                                  --------------
  TOTAL ASSETS                                                   $      304,942
                                                                  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

                Net Liabilities of
                   discontinued operations                       $    2,310,870
                                                                ----------------
Total Current Liabilities                                             2,310,870
                                                                 ---------------
TOTAL LIABILITIES                                                     2,310,870
                                                                ----------------

Commitments and contingencies (Note 2)

SHAREHOLDERS' EQUITY

                Preferred stock, $0.001 par value, 50,000
                    shares authorized, none issued and
                    outstanding                                            -
                Common stock, $0.001 par value,
                    100,000,000 shares authorized, 43,555,736
                    shares issued and outstanding                        43,556
                Additional paid-in capital                            2,823,630
                Accumulated deficit                                  (4,522,886)
                                                                ----------------
                Accumulated deficit from inception of
                    development stage on March 1, 1998                 (350,228)
                                                                ----------------
                Total Stockholders' equity (deficit)                 (2,005,928)
                                                                ----------------
TOTAL LIABILITIES AND
SHAREHOLDERS EQUITY                                              $       304,942
                                                                ================










                       See Notes To Financial Statements.

                                                       KELLY'S COFFEE GROUP, INC.
                                                     (A DEVELOPMENT STAGE COMPANY)
                                                   UNAUDITED STATEMENT OF OPERATIONS

                                                                                                                       From
                                                                                                                     inception of
                                                                                                                     Development
                                                                                                                      Stage on
                                              For the Three Months                For the Nine Months                March 1,
                                                     Ended                              Ended                       1998 through
                                                  November 30                        November 30                    November 30,
                                             1998             1997           1998                 1997                 1998
                                      ---------------  ---------------   ---------------      --------------     ------------------
  Sales                                $     -          $    305,135      $     -             $    1,148,859       $        -
  Cost of Sales                              -               231,177            -                    674,878                -
                                      ---------------  -------------     ---------------      --------------     ------------------
  Gross Margin                               -                73,958            -                    473,981                -
                                      ---------------  -------------     ---------------      --------------     ------------------

  Operating Expenses
     General and Administrative              -               185,134         350,228                 586,415                350,228
     Depreciation and
        Amortization                         -                17,560            -                     52,552                 -
     Rent                                    -                 3,000            -                      9,000                 -
                                      ---------------  -------------     ---------------      --------------     ------------------
  Total Operating Expenses                   -               205,694         350,228                 647,967                350,228
                                      ---------------  -------------     ---------------      --------------     ------------------
  Income (Loss) From Operations              -              (131,736)       (350,228)               (173,986)              (350,228)
                                      ---------------  -------------     ---------------      --------------     ------------------

  Other Income (Expense)

     Other Income (Expense)                  -                 -                                         352                 -
     Interest Expense                        -                 -                -                          -                 -
                                      ---------------  -------------     ---------------      --------------     ------------------
  Total Other Income (Expense)               -                 -                -                        352                 -
                                      ---------------  -------------     ---------------      --------------     ------------------

  Income (Loss) Before
   Discontinued Operations and
    Minority Interest                        -             (131,736)        (350,228)              (173,634)                 -
                                      ---------------  -------------     ---------------      --------------     ------------------
  Discontinued Operations (Note 5)
  Loss from discontinued Operations          -                 -                -                        -                        -
  Loss from disposal of assets               -                 -                -                        -                        -
                                      ---------------  -------------     ---------------      --------------     ------------------
  Income (Loss) From Discontinued
  Operations                                 -                 -                -                        -                   -
                                      ---------------  -------------     ---------------      --------------     ------------------
  Minority Interest in (Gain) Loss           -               19,760             -                     26,045                 -
                                      ---------------  -------------     ---------------      --------------     ------------------
  Net Income (Loss)                          -          $  (111,976)   $    (350,228)   $           (147,589)        $     (350,228)
                                      ===============  =============     ==============       ==============     ===================


  Income (Loss) per share

     LOSS FROM OPERATIONS              $   (0.01)       $      -       $      (0.01)            $       -
      Loss from discontinued
         operations                         0.00               -               0.00                     -
                                      ---------------  -------------     ---------------      --------------
  BASIC LOSS PER SHARE                     (0.01)       $     (0.01)   $      (0.01)            $     (0.01)
                                      ---------------  -------------     ---------------      --------------
Weighted average shares
 outstanding                            34,892,629       12,000,666       34,892,629             12,000,666
                                      ==============   ============      ===============      ==============


                                           See Notes to Financial Statements.

                                            KELLY'S COFFEE GROUP, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                        UNAUDITED STATEMENT OF CASH FLOWS

                                                                                                          From inception of
                                                                                                          Development Stage
                                                                                                          on March 1, 1998
                                                                 For the nine months ended                     Through
                                                                        November 30,                        November 30,
                                                                1998                   1997                     1998
                                                           ---------------       ----------------      -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                                    $   (350,228)        $   (147,589)           $      (350,228)
     Adjustments to reconcile net loss TO
        NET CASH USED IN OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                                  -                  52,552                       -
     Minority interest in gain (loss)                               -                 (26,045)
     Loss on disposition of assets                                  -                     -                         -
     Common stock issued for services                            350,228                  -                      350,228
     Allowance for bad debt                                         -                     -                         -
CHANGES IN OPERATING ASSETS AND LIABILITIES:

     (INCREASE) DECREASE IN ACCOUNTS
     RECEIVABLE                                                     -                 (90,197)                      -
     (Increase) decrease in inventory                               -                  20,004                       -
     (Increase) decrease in prepaids                                -                    -                          -
     Increase (decrease) in cash overdraft                          -                  28,826                       -
     Increase (decrease) in related party
         payables                                                   -                  55,187                       -
     Increase (decrease) in accounts payable
         and Accrued expenses                                       -                  62,043                       -
     Increase (decrease) in arbitration
        Award payable                                               -                 (36,284)                      -
                                                           ---------------       ----------------       -----------------------
     Increase (decrease) in net liabilities of
        Discontinued operations                                     -                    -                          -
                                                           ---------------       ----------------       -----------------------
NET CASH PROVIDED (USED IN) OPERATING
   ACTIVITIES                                                       -                 (81,503)                      -
                                                           ---------------       ----------------       -----------------------
Cash flow from Investing Activities:
     Purchase of fixed assets                                       -                   (424)                       -
                                                           ---------------       ----------------       -----------------------
     Net Cash used in Investing Activities                          -                   (424)                       -
                                                           ---------------       ----------------       -----------------------
Net Cash (Used) by Financing Activities
     Repayment of notes payable                                     -                (33,146)                       -
     Proceeds from notes payable                                    -                115,073                        -
     Contributed capital                                            -                    -                          -
                                                           ---------------       ----------------       -----------------------
     Net Cash provided by Financing
     Activities                                                     -                 81,927
                                                           ---------------       ----------------       -----------------------
Net Increase (Decrease) in Cash                                     -                    -                         -

Cash at Beginning of Period                                         -                    -                         -
                                                           ---------------       ----------------       -----------------------
Cash at End of Period                                       $       -            $       -              $             -
                                                           ---------------       ----------------       -----------------------


                                            See Notes to Financial Statements.

                                                               KELLY'S COFFEE GROUP, INC.
                                                         STATEMENT OF SHAREHOLDERS' EQUITY
                                                                 November 30, 1998



                                                     Preferred Stock             Common Stock           Additional
                                                 ---------------------- -----------------------------    Paid-In
                                                  Shares      Amount         Shares           Amount      Capital         Deficit
                                                 ---------  ----------   --------------  -------------  ------------   ------------
  Balance, February 28, 1998                         -      $    -         21,716,736     $    21,717   $ 2,190,299  $   (4,522,886)

  Common stock issued for services at
     $0.03 per share                                 -           -         11,450,000          11,450       357,108          -

  Common stock issued for marketable
     Securities at $ 0.03 per share                  -           -         11,000,000          11,000       293,942           -

  Common stock returned to treasury at
     $0.03 per share for services not performed      -           -           (611,000)           (611)      (17,719)          -

  Net loss for the quarter ended November 30,
1998                                                 -           -             -                 -            -            (350,228)
                                                 ---------  ----------   ---------------  ------------  -----------  --------------
   BALANCE, NOVEMBER 30, 1998                        -      $    -         43,555,736     $    43,556   $ 2,823,630   $  (4,873,114)
                                                 ---------  ----------   ---------------  ------------  -----------  --------------










                                        See Notes to Financial Statements.

                           KELLY'S COFFEE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998



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

         C. INCOME TAXES

         As of November 30, 1998, the Company had a net operating loss carryforward for federal income tax purposes of approximately $5,000,000 that may be used in future years to offset taxable income. The net operating loss carryforward will begin to expire in 2014. The tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

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

         F. PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements for 1997 include the accounts of the Company and its 85% owned subsidiary. All material inter-company accounts and transactions have been eliminated in consolidation.

                           KELLY'S COFFEE GROUP, INC.
                          (A Development Stage Company)
                   Notes to the Unaudited Financial Statements
                                November 30, 1998



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

                                          FOR THE YEAR ENDED FEBRUARY 28, 1998
                                        ----------------------------------------
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
                                                               -----------

                           KELLY'S COFFEE GROUP, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                November 30, 1998



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

NOTE 4 -   BASIS OF REPRESENTATION

         The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended February 28, 1998. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended February 28, 1999.

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

RESULTS OF OPERATIONS

Sales revenues for the three and nine months ended November 30, 1998 were $0 and $0 compared to $305,1353 and $1,148,859 for the same periods in 1997. The Company had no sales in for the nine months ended November 30, 1998 because it ceased operations as of February 28, 1998, as a result of reoccurring losses.

Costs of sales revenues for the three and nine months ended November 30, 1998, were $0 and $0 compared to $231,177 and $674,868 for the same periods in 1997. The Company had no cost of sales for the nine months ended November 30, 1998, it ceased operations as of February 28, 1998.

General and administrative expenses were $0 and $350,228 for the three and nine months ended November 30, 1998, compared to $185,134and $586,415 for the same periods in 1997.

The Company recorded net losses of $0 and $350,228 for the three and nine months ended November 30, 1998 compared to net losses of $111,976 and $147,589 for the same periods in 1997. The Company losses in 1998 were primarily attributable to the discontinuation of operations and fees paid to consultants.

CAPITAL RESOURCES AND LIQUIDITY

At November 30, 1998, the Company had current assets of $304,942 and total assets of $304,942 as compared to $0 and $0 , respectively at February 28, 1998. The Company had a net working capital deficit of $ 2,005,928 at November 30, 1998 compared to a working capital deficit of $2,310,870 at February 28, 1998.

Net stockholders' deficit in the company was $2,005,928 as of November 30, 1998, compared to $1,760,919 as of November 30, 1997.

                                             PART II-OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

There were no material developments concerning the Company's legal proceedings during the quarter ended November 30, 1998. For more information on the Company's legal proceedings, please see Part I Item 3. Legal Proceedings of the Company's February 28, 1998 Form 10KSB.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

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

KELLY'S COFFEE GROUP, INC.

   /s/                                            December 2, 1999
-------------------
Richard D. Surber
President and Director



   /s/                                            December 2, 1999
------------------
Wayne Newton
Controller

                                INDEX TO EXHIBITS

EXHIBIT           PAGE
NO.               NO.                         DESCRIPTION

3(i)              *          *  Articles   of   Incorporation   of  the  Company
                             (incorporated  herein by reference from Exhibit No.
                             3(i) to the Company's Form S-18 as filed with the Securities and Exchange Commission on September 16,
                             1988 ).

3(ii)             *          * Bylaws of the Company,  as amended  (incorporated
                             herein by reference from Exhibit 3(ii) of the Company's Form S-18 as filed with the Securities and Exchange Commission on September 16, 1988).

4(a)              *          * Form of certificate  evidencing shares of "Common
                             Stock" in the Company  (incorporated  from  Exhibit
                             4(a) to the Company's Form S-18 as filed with the Securities and Exchange Commission on September 16,
                             1988 ).

27                8         Financial Data Schedule "CE"