Form 10QSB
period 1999-05-31
KELLYS COFFEE GROUP INC
filed 1999-12-03
CIK 833209

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

                                    YES XX                    NO

         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 31, 1999 was 43,555,736

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................5

SIGNATURES.....................................................................6

INDEX TO EXHIBITS..............................................................7



                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

     As used herein, the term "Company" refers to Kelly's Coffee Group, Inc., a Colorado corporation, and its predecessors unless otherwise indicated. The unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended May 31, 1999 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-8 and are incorporated herein by this reference.

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

Statement of Operations......................................................F-3

Statement of Cash Flows......................................................F-4

Statement of  Shareholders' Equity...........................................F-5

Notes to Unaudited Financial Statements......................................F-6

                           KELLY'S COFFEE GROUP, INC.
                        UNAUDITED CONDENSED BALANCE SHEET
                                  MAY 31, 1999


                                                              May 31, 1999
                                                           -------------------
    ASSETS

   Current Assets
     Marketable securities - available for
        SALE (NOTE 1)                                          $      304,942
                                                           -------------------
     TOTAL CURRENT ASSETS                                             304,942
                                                           -------------------

                                                           -------------------
  TOTAL ASSETS                                                  $     304,942
                                                           ===================




LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

       Net Liabilities of
          discontinued operations                                $  2,310,870
                                                           ------------------
Total Current Liabilities                                           2,310,870
                                                           ------------------
TOTAL LIABILITIES                                                   2,310,870
                                                           ------------------

Commitments and contingencies (Note 2)

SHAREHOLDERS' EQUITY

       Preferred stock, $0.001 par value, 50,000
           shares authorized, none issued and
           outstanding                                                    -
       Common stock, $0.001 par value,
           100,000,000 shares authorized, 43,555,736
           shares issued and outstanding                              43,556
       Additional paid-in capital                                  2,823,630
       Accumulated deficit                                        (4,522,886)
       Accumulated deficit from inception of
           development stage on March 1, 1998                       (350,228)
                                                           ------------------
       Total Stockholders' equity (deficit)                       (2,005,928)
                                                           ------------------

TOTAL LIABILITIES AND
  SHAREHOLDERS EQUITY                                         $       304,942
                                                           ------------------









                                        SEE NOTES TO FINANCIAL STATEMENTS.

                                                 KELLY'S COFFEE GROUP, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                             UNAUDITED STATEMENT OF OPERATIONS



                                                                                                 From inception of
                                                             For the Three Months              Development Stage on
                                                                    Ended                      March 1, 1998 through
                                                                    May 31                            May 31,
                                                          1999                 1998                    1999
                                                     --------------     --------------   ---------------------------
Sales                                                $       -            $     -             $          -
Cost of Sales                                                -                  -                        -
                                                     --------------     --------------      ------------------------
Gross Margin                                                 -                  -                        -
                                                     --------------     --------------      ------------------------
Operating Expenses
     General and Administrative                              -               36,120                 350,228
     Depreciation and
        Amortization                                         -                  -                       -
     Rent                                                    -                  -                       -
                                                     --------------     --------------      ------------------------
Total Operating Expenses                                     -               36,120                 350,228
                                                     --------------     --------------      ------------------------
Income (Loss) From Operations                                -             (36,120)               (350,228)
                                                     --------------     --------------      ------------------------

Other Income (Expense)
     Other Income (Expense)                                  -                  -                      -
     Interest Expense                                        -                  -                      -

Total Other Income (Expense)                                 -                  -                      -

Income (Loss) Before Discontinued
   Operations and Minority Interest                          -                  -                      -

Discontinued Operations (Note 5)                             -                  -                      -

Loss from operations                                         -                  -                      -
Loss from discontinued operations                            -                  -                      -
                                                     --------------     --------------     --------------------------
Loss from Discontinued Operations                            -                  -                      -
                                                     --------------     -------------      --------------------------

Minority Interest in (Gain) Loss

Net Income (Loss)                                    $      -            $ (36,120)          $    (350,228)
                                                     --------------     -------------      --------------------------

Income (Loss) per share
     Loss from operations                            $      -         $     -                      -
     Loss from discontinued
         operations                                         -               -
                                                     --------------     ---------------
BASIC LOSS PER SHARE                                 $      -         $     -
                                                    ===============     ===============


Weighted average shares outstanding                   43,555,736         19,303,497
                                                     ==============     ===============



                                        SEE NOTES TO FINANCIAL STATEMENTS.

                                                        KELLY'S COFFEE GROUP, INC.
                                                       (A DEVELOPMENT STAGE COMPANY)
                                                     UNAUDITED STATEMENT OF CASH FLOWS

                                                                                                           From inception
                                                                                                           of Development
                                                                                                           Stage on March
                                                                  For the three months ended               1, 1998 Through
                                                                            May 31,                            May 31,
                                                                   1999                   1998                  1999
                                                             -----------------        ------------      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                                      $    (350,228)         $ (36,120)           $   (350,228)
          Adjustments to reconcile net loss TO
             NET CASH USED IN OPERATING ACTIVITIES:
          DEPRECIATION AND AMORTIZATION                               -                           -                -
          Loss on disposition of assets                               -                           -                -
          Common stock issued for services                          350,228              36,120                350,228
          Allowance for bad debt                                      -                           -                -
CHANGES IN OPERATING ASSETS AND LIABILITIES:

          (INCREASE) DECREASE IN ACCOUNTS
              RECEIVABLE                                              -                    -                       -
          (Increase) decrease in inventory                            -                    -                       -
          (Increase) decrease in prepaids                             -                    -                       -
          Increase (decrease) in cash overdraft                       -                    -                       -
          Increase (decrease) in related party
             payables                                                 -                    -                       -
          Increase (decrease) in accounts
             payable and Accrued expenses                             -                    -                       -

          Increase (decrease) in net liabilities of
             Discontinued operations                                  -                    -                       -
                                                              --------------        ------------           -----------------
NET CASH PROVIDED (USED IN) OPERATING
   ACTIVITIES                                                         -                    -                       -
                                                              ---------------        ------------          -----------------
Cash flow from Investing Activities:

          Purchase of fixed assets                                    -                    -                       -
                                                             -----------------        ------------      ---------------------
          Net Cash used in Investing Activities                       -                    -                       -
                                                             -----------------        ------------      ---------------------
Net Cash (Used) by Financing Activities
          Contributed capital                                         -                    -                       -
          Issuance of common stock for services                       -                    -                       -
                                                             -----------------        ------------      ---------------------
          Net Cash provided by Financing
          Activities                                                  -                    -                       -
                                                             -----------------        ------------      ---------------------
Net Increase (Decrease) in Cash                                       -                    -                       -

Cash at Beginning of Period                                           -                    -                       -
                                                             -----------------        ------------      ---------------------
Cash at End of Period                                     $           -               $    -             $         -
                                                             =================        ============      =====================



                                        SEE NOTES TO FINANCIAL STATEMENTS.


                                                    KELLY'S COFFEE GROUP, INC.
                                               STATEMENT OF SHAREHOLDERS' EQUITY
                                                          MAY 31, 1999




                                                     PREFERRED STOCK              COMMON STOCK           ADDITIONAL
                                              -------------------------- -----------------------------    PAID-IN
                                                 SHARES       AMOUNT         SHARES          AMOUNT       CAPITAL         DEFICIT
                                              -----------   ------------  -------------   ------------  ------------  --------------

   BALANCE, FEBRUARY 28, 1999                       -      $     -        21,716,736      $   21,717     $ 2,190,299    $ 4,522,886)

  COMMON STOCK ISSUED FOR SERVICES AT
     $0.03 PER SHARE                                -            -        11,450,000          11,450         357,108           -

  COMMON STOCK ISSUED FOR MARKETABLE
     SECURITIES AT $0.03 PER SHARE     -            -        11,000,000   11,000,000         293,942           -               -

  COMMON STOCK RETURNED TO TREASURY AT
     $0.03 PER SHARE FOR SERVICES NOT PERFORED      -             -         (611,000)           (611)        (17,719)          -

  NET LOSS FOR THE QUARTER ENDED MAY 31, 1999       -             -             -                -               -         (350,228)
                                              -----------   -----------  ----------------  -------------   ----------   -----------
  BALANCE, MAY 31, 1999                             -      $      -       43,555,736       $  43,556      $ 2,823,630   $(4,873,114)
                                              -----------   -----------  ----------------  -------------   -----------  ------------











                                        SEE NOTES TO FINANCIAL STATEMENTS.

                           KELLY'S COFFEE GROUP, INC.
                          (A Development Stage Company)
                   Notes to the Unaudited Financial Statements
                                  May 31, 1999



NOTE 1 -          SUMMARY OF ACCOUNTING POLICIES

         A. ORGANIZATION

         As used herein the term "Company" refers to Kelly's Coffee Group, Inc., a Colorado corporation, unless the context indicates otherwise. The Company was incorporated under the laws of the State of Colorado on April 20, 1987. The Company has undergone several name changes since its organization. The Company has also been involved in several business activities, all of which have been discontinued. The Company's principal business activity From December 1995 to February of 1998 was the manufacture of store fixtures, showcases and other specialty items for jewelers and other retailers. The Company decided to discontinue its manufacturing and distribution of store fixtures due to a lack of funding and increased losses on February 28, 1998. The Company is currently a shell company whose purpose will be to acquire operations through an acquisition or merger.

         B. BASIC LOSS PER SHARE

         Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

         C. INCOME TAXES

         As of May 31, 1999, the Company had a net operating loss carryforward for federal income tax purposes of approximately $5,000,000 that may be used in future years to offset taxable income. The net operating loss carryforward will begin to expire in 2014. The tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

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

                           KELLY'S COFFEE GROUP, INC.
                          (A Development Stage Company)
                   Notes to the Unaudited Financial Statements
                                  May 31, 1999



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

NOTE 3 -          DISCONTINUED OPERATIONS

         On February 28, 1998, the Board of Directors of the Company decided to discontinue the manufacturing and distribution of store fixtures and merchandise showcases due to a lack of funding and increased losses. The following is a summary of the loss from continued operations.

                                          FOR THE YEAR ENDED FEBRUARY 28, 1998
                                          ------------------------------------
         NET SALES                                    1,209,148

         COST OF PRODUCTS SOLD                          415,150

            GROSS PROFIT                                793,998

         EXPENSES

            General and administrative                  581,037
            Salaries and wages                          827,455
            Depreciation and amortization                67,061
            Bad debt expense                             43,497
            LOSS ON DISPOSAL OF ASSETS                  572,015
                                                      -----------
         TOTAL EXPENSES                               2,091,065

         LOSS BEFORE INCOME TAXES                    (1,297,067)

         INCOME TAX EXPENSE                                 -
         NET LOSS                                  $  1,297,067)
                                                      -----------
         BASIC LOSS PER SHARE OF COMMON STOCK             (0.07)
                                                     ===========


The Company had liabilities of $2,310,870 which are associated with the discontinued operations. No income tax benefit has been attributed to the loss from discontinued operations.

                           KELLY'S COFFEE GROUP, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                  May 31, 1999

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

                [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward- looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements including herein, the inclusion of such information should not be regarded as are presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

RESULTS OF OPERATIONS

Sales revenues for the three months ended May 31, 1999 and 1998 were $0. The Company recorded no sales in these period because it ceased operations as of February 28, 1999, as a result of reoccurring losses.

Costs of sales revenues for the three ended May 31, 1999 and 1998 were $0 because the Company ceased operations as of February 28, 1998.

General and administrative expenses were $0 for the three months ended May 31, 1999 compared to $36,120 for the same period in 1998. The general and administrative expenses for the three months ended May 31, 1998, were attributable to maintaining the Company's status as a public shell corporation and fees paid to professionals for various services including debt settlement.

The Company recorded a net gain/loss of $0 for the three months ended May 31, 1999 compared to a net loss of $36,120 for the same period in 1998.

CAPITAL RESOURCES AND LIQUIDITY

At May 31, 1999, the Company had current assets of $304,942 and total assets of $304,942 as compared to $304,942 and $304,942, respectively at February 28, 1999. The Company had a net working capital deficit of $ 2,005,928 at May 31, 1999 compared to a working capital deficit of $2,005,928 at February 28, 1999.

Net stockholders' deficit in the Company was $2,005,928 as of May 31, 1999, compared to $2,310,870 as of May 31, 1998.

                            PART II-OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

There were no material developments concerning the Company's legal proceedings during the quarter ended May 31, 1999. For more information on the Company's legal proceedings, please see Part I Item 3. Legal Proceedings of the Company's February 28, 1999 Form 10KSB.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 7 of this Form 10-QSB, and are incorporated herein by this reference.

(B) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the period covered by theis Form 10QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of December 1999.

KELLY'S COFFEE GROUP, INC.

    /s/
----------------------
Richard D. Surber                          December 2, 1999
President and Director

                                           December 2, 1999

   /s/
----------------------
Wayne Newton
Controller

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