Form 10QSB
period 1999-08-31
KELLYS COFFEE GROUP INC
filed 1999-12-17
CIK 833209

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 1999

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________to _________.

     COMMISSION FILE NUMBER: 33-2128-D


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

                                    YES XX                    NO

         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of December 14, 1999 was 51,555,736.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................4

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.....................................................5

ITEM 5.  OTHER INFORMATION.....................................................5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................5

SIGNATURES.....................................................................6

INDEX TO EXHIBITS..............................................................7



                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Kelly's Coffee Group, Inc., a Colorado corporation and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended August 31, 1999 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.

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

                                                                            PAGE

Balance Sheet................................................................F-2

Statement of Operations......................................................F-3

Statement of Cash Flows......................................................F-4

Statement of Shareholder's Equity............................................F-5

Notes to Unaudited Financial Statements......................................F-6




                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                           KELLY'S COFFEE GROUP, INC.
                       UNAUDITED CONDENSED BALANCE SHEETS
                                 AUGUST 31, 1999



                                                                     August 31,
                                                                      1999
                                                             ------------------
ASSETS

Current Assets
            Cash                                                         17,022
            Marketable securities - available for
              sale (Note 1)                                      $      449,353
                                                             ------------------
            Total Current Assets                                        466,375
                                                             ------------------
TOTAL ASSETS                                                    $       466,375
                                                             ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

       Net Liabilities of
            discontinued operations                            $      1,535,600
                                                             -------------------
Total Current Liabilities                                             1,535,600
                                                             -------------------
TOTAL LIABILITIES                                                     1,535,600
                                                             -------------------
Commitments and contingencies (Note 2)

SHAREHOLDERS' EQUITY

       Preferred stock, $0.001 par value, 50,000
            shares authorized, none issued and
            outstanding                                                        -
       Common stock, $0.001 par value,
            100,000,000 shares authorized, 43,555,736
            shares issued and outstanding                                43,556
       Additional paid-in capital                                     2,823,630
       Accumulated deficit                                           (4,522,886)
       Accumulated deficit from inception of
            development stage on March 1, 1998                          586,475
                                                             -------------------
       Total Stockholders' equity (deficit)                          (1,069,225)
                                                             -------------------
TOTAL LIABILITIES AND
SHAREHOLDERS EQUITY                                             $       466,375
                                                             ===================








                  SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                           KELLY'S COFFEE GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED STATEMENT OF OPERATIONS

                                                                                                                  From
                                                                                                               inception of
                                                                                                               Development
                                                                                                                Stage on
                                                                                                                March 1,
                                          For the Quarter Ended              For the Six Months Ended         1998 through
                                                August 31                          August 31                    August 31,
                                            1999             1998            1999               1998              1999
                                      --------------    -------------   ---------------    ---------------   ---------------
Sales                                  $      -            $   -         $      -          $       -          $      -
Cost of Sales                                 -                -                -                  -                 -
                                        ------------     ------------   ---------------   ----------------   ---------------
Gross Margin                                  -                -                -                  -                 -
                                        ------------     ------------   ---------------   ----------------   ---------------
Operating Expenses
     General and Administrative             15,807          314,108           15,807             350,228          366,035
                                        ------------     ------------   ---------------   ----------------   --------------
Total Operating Expenses                    15,807          314,108           15,807             350,228          366,035
                                        ------------     ------------   ---------------   ----------------   ---------------
Income (Loss) From Operations              (15,807)        (314,108)         (15,807)           (350,228)        (366,035)
                                        ------------     ------------   ---------------   ----------------   ---------------
Other Income (Expense)
     Gain on Sale of Securities            197,240             -             197,240               -                 -
     Interest Expense                        -                 -                -                  -                 -
       Gain from settlement of debt        755,270             -             755,270               -
                                        -----------     ------------   ---------------   ----------------   ---------------
Total Other Income (Expense)               952,510             -             952,510              -                 -
                                        ------------     ------------   ---------------   ----------------   ---------------
Income (Loss) Before Discontinued
   Operations                              936,703         (314,108)         936,703            (350,228)        (366,035)
                                        ------------     ------------   ---------------   ----------------   ---------------
Discontinued Operations (Note 5)             -                 -                -                  -                 -
                                        ------------     ------------   ---------------   ----------------   ---------------
Net Income (Loss)                      $   936,703    $    (314,108)     $   936,703       $    (350,228)    $   (366,035)
                                        ===========      ============   ===============   ================   ===============
Income (Loss) per share
     Profit from operations            $      0.02    $        -         $     0.02       $       (0.01)
     Loss from discontinued
         operations                          -                 -               0.00                0.00
                                        ------------     ------------   ---------------   ----------------
Basic loss per share                   $      0.02    $        -         $     0.02      $       (0.01)
                                        ============     ============   ===============   ================
Weighted average shares
  outstanding                           43,555,736       30,722,292       43,555,736          25,784,458
                                        ============     ============   ===============   ================


                                   SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.


                                            KELLY'S COFFEE GROUP, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                         UNAUDITED STATEMENT OF CASH FLOWS



                                                                                       From
                                                                                    inception of
                                                                                    Development
                                                                                      Stage on
                                                                                    March 1, 1998
                                                      For the six months ended        Through
                                                            August 31,               August 31,
                                                        1999         1998              1999
                                                  ------------   -------------    --------------

Cash Flows from Operating Activities
Net Income                                         $   936,703    $ (350,228)      $  (366,035)
     Adjustments to reconcile net loss to
        net cash used in operating activities

     Common stock issued for services                                350,228           366,035
Changes in Operating assets and Liabilities:
     Increase (decrease) in net liabilities of
        Discontinued operations                       (775,270)         -                    -
                                                  ------------   -------------    --------------
Net Cash Provided (Used in) Operating
   Activities                                          161,433          -                    -
                                                  ------------   -------------    --------------
Cash flow from Investing Activities:
     Gain on Sale of Securities                        197,240          -                    -
     Purchase of Marketable Securities                (341,651)         -                    -
                                                  ------------   -------------    --------------
     Net Cash used in Investing Activities            (144,411)         -                    -
                                                  ------------   -------------    --------------

Net Cash (Used) by Financing Activities                   -             -                    -
                                                  ------------   -------------    --------------
     Net Cash provided by Financing Activities            -             -                    -

Net Increase (Decrease) in Cash                         17,022          -                    -

Cash at Beginning of Period                               -             -                    -
                                                  ------------   -------------    --------------
Cash at End of Period                              $    17,022    $     -          $         -
                                                  ============   =============    ==============




                                   SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                                                        KELLY'S COFFEE GROUP, INC.
                                            UNAUDITED STATEMENT OF SHAREHOLDER'S EQUITY
                                                           AUGUST 31, 1999





                                                 PREFERRED STOCK               COMMON STOCK            ADDITIONAL
                                          ------------------------ ------------------------------       PAID-IN
                                             SHARES       AMOUNT         SHARES          AMOUNT         CAPITAL           DEFICIT
                                          ------------   ----------  --------------   -----------  ---------------   --------------

BALANCE, FEBRUARY 28, 1998                           -     $   -       21,716,736    $    21,717    $    2,190,299  $   (4,522,866)

COMMON STOCK ISSUED FOR SERVICES AT
   $.03 PER SHARE                                                      11,450,000         11,450         357,108                -

COMMON STOCK ISSUED FOR MARKETABLE
   SECURITIES AT $0.03 PER SHARE                                       11,000,000         11,000         293,942                -

COMMON STOCK RETURNED TO TREASURY
   AT $0.03 PER SHARE FOR SERVICES NOT
   PERFORMED                                                             (611,000)         (611)        (17,719)                -

NET LOSS FOR YEAR ENDED
   FEBRUARY 28, 1999                              -          -                -             -               -             (350,228)

                                          ------------   ----------  --------------   -------------                   ------------

BALANCE, FEBRUARY 28, 1999                        -          -         43,555,736    $    43,556       2,823,630         4,873,114

NET LOSS FOR THE SIX MONTHS ENDED
AUGUST 31, 1999                                   -          -                -             -               -              936,763
                                          ------------   ---------- --------------   ------------- ---------------   --------------
BALANCE, AUGUST 31, 1999                          -   $      -         43,555,736    $    43,556     $ 2,823,630      $ (3,936,351)
                                          ------------   ----------   --------------   ------------- --------------- --------------



                                   SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                           KELLY'S COFFEE GROUP, INC.
                          (A Development Stage Company)
                   Notes to the Unaudited Financial Statements
                                 August 31, 1999


NOTE 1 -          SUMMARY OF ACCOUNTING POLICIES

         A. ORGANIZATION

         The Company was reclassified as a development stage company on March 1, 1998, as a result of the dissolution of Kelly-Berg.

         B. BASIC LOSS PER SHARE

         Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

         C. INCOME TAXES

         As of August 31, 1999, the Company had a net operating loss carryforward for federal income tax purposes of approximately $4,000,000 that may be used in future years to offset taxable income. The net operating loss carryforward will begin to expire in 2014. The tax benefit of the cumulative carryforwards has been offset by a valu-ation allowance of the same amount.

         D. ESTIMATES

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

         E.  MARKETABLE SECURITIES - AVAILABLE FOR SALE

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

                                           FOR THE YEAR ENDED FEBRUARY 28, 1998

         NET SALES                                    $    1,209,148

         COST OF PRODUCTS SOLD                               415,150

            GROSS PROFIT                                     793,998

         EXPENSES
            General and administrative                       581,037
            Salaries and wages                               827,455
            Depreciation and amortization                     67,061
            Bad debt expense                                  43,497
            Loss on disposal of assets                       572,015
                                                         ------------
         TOTAL EXPENSES                                    2,091,065

         LOSS BEFORE INCOME TAXES                         (1,297,067)

         INCOME TAX EXPENSE                                      -

         NET LOSS                                    $    (1,297,067)
                                                          -----------
         BASIC LOSS PER SHARE OF COMMON STOCK        $         (0.07)
                                                         ===============


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

RESULTS OF OPERATIONS

The Company had no sales revenues for the three and six months ended August 31, 1999 or 1998. The Company had no sales in for the six months ended August 31, 1999 or 1998 because it ceased operations as of February 28, 1998, as a result of reoccurring losses.

The Company had no costs of sales revenues for the three and six months ended August 31, 1999 or 1998 because it ceased operations as of February 28, 1998.

General and administrative expenses were $15,807 and $15,807 for the three and six months ended August 31, 1999, compared to $314,108 and $350,228 for the same periods in 1998. The general and administrative expenses decreased for the same periods in 1999 because the Company hired consultants through the issuance of its common stock for services rendered in 1998 and did not have similar expenses in 1999.

The Company recorded net income of $936,763 and $936,763 for the three and six months ended August 31, 1999 compared to net losses of $314,108 and $350,228 for the same periods in 1998. The net income recorded for the three and six months ended August 31, 1999 were attributable to a $197,240 gain on the sale of marketable securities and a $755,270 gain in the settlement of debt. For more information on the settlement of debt, please see Item 1. Legal Proceedings below.

CAPITAL RESOURCES AND LIQUIDITY

At August 31, 1999, the Company had current assets of $466,375 and total assets of $466,375 as compared to $304,942 and $304,942 , respectively at February 28, 1999. The Company had a net working capital deficit of $1,069,225 at August 31, 1999 compared to a working capital deficit of $2,005,928 at February 28, 1999.

Net stockholders' deficit in the company was $1,069,225 as of August 31, 1999, compared to $2,005,928 as of August 31, 1998.

The Company improved its working capital and stockholder's deficit as a result of settling $775,270 worth of debt for a cash payment of $20,000.

                            PART II-OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

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

For more information on the Company's legal proceedings,  please see Part I Item
3. Legal Proceedings of the Company's February 28, 1999 Form 10KSB.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.       OTHER INFORMATION

On June 23, 1999, the Company underwent a change of control. The Company's former president and director Terry Buttler sold Hudson Consulting Group, Inc. 3,817,570 shares of his shares of the Company for $40,000. Mr. Butler then resigned his position as president and director of the Company as did all the other directors of the Company. Mr. Richard Surber was then appointed as a director and the president of the Company. Mr. Surber is also the president and a director of Hudson Consulting Group, Inc.

On August 23, 1999, the Company purchased 100,000 shares of restricted shares of Eagle Wireless International, Inc. for $100,000 and 180,003 restricted shares of HealthWatch, Inc. from Hudson Consulting Group, Inc. The Eagle Wireless shares were trading on the American Stock Exchange for $1.125 on August 23, 1999 and were purchased at a discount from market at $1.00 per share because of their restricted status. The HealthWatch shares were trading on the OTCBB for $.5625 on August 23, 1999 and were purchased at a discount from market at $1.00 per share because of their restricted status. Mr. Surber, by virtue of his relationship as president and director of both Hudson Consulting Group, Inc. and the Company, may be deemed as an interested party to the transaction. However, the transaction was ratified and deemed to be in the best interest of the Company by a majority of the Company's disinterested directors.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(A)           EXHIBITS   Exhibits  required  to  be  attached  by  Item  601  of
              Regulation S-B are listed in the Index to Exhibits on page 7 of this Form 10-QSB, and are incorporated herein by this reference.

(B) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the period covered by this Form 10QSB.
              -------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of December 1999.

   KELLY'S COFFEE GROUP, INC.


     /s/                                            December 15, 1999
   ----------------------
   Richard D. Surber
   President and Director



    /s/                                             December 15, 1999
   ----------------------
   Wayne Newton
   Controller

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

10                8          Stock Purchase  Agreement  between  the Company and
                             Hudson Consulting Group, Inc. for the purchase of Eagle Wireless International, Inc. shares dated
                             August  23, 1999.

10                8          Stock Purchase  Agreement  between  the Company and
                             Hudson Consulting Group, Inc. for the purchase of Health Watch, Inc. shares dated August 23, 1999.

10               14          Release  of Judgement dated July   1999 between the
                             Company  and   Irby  Industries,  Inc.  f/k/a  Berg
                             Showcase Manufacturing, Inc., Berg Selector Dist-ributors, Inc. and Terry Irby

27               22          Financial Data Schedule "CE"