Form 10QSB
period 1999-11-30
KELLYS COFFEE GROUP INC
filed 2000-01-21
CIK 833209

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 1999

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

                                    YES XX                    NO

         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of January 20, 2000 was 51,555,736.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................6

SIGNATURES.....................................................................6

INDEX TO EXHIBITS..............................................................7



                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Kelly's Coffee Group, Inc., a Colorado corporation and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended November 30, 1999 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.

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

Statement of Cash Flows......................................................F-4

Statement of Shareholder's Equity............................................F-5

Notes to Unaudited Financial Statements......................................F-6




                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                           KELLY'S COFFEE GROUP, INC.
                       UNAUDITED CONDENSED BALANCE SHEETS
                                 November 30, 1999



                                                                   November 30,
                                                                      1999
                                                             ------------------
ASSETS

Current Assets
            Cash                                                         3,389
            Marketable securities - available for
              sale (Note 1)                                      $      467,237
                                                             ------------------
            Total Current Assets                                        479,626
                                                             ------------------
TOTAL ASSETS                                                    $       479,626
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
                                                             -------------------
Commitments and contingencies (Note 2)

SHAREHOLDERS' EQUITY

       Preferred stock, $0.001 par value, 50,000
            shares authorized, none issued and
            outstanding                                                        -
       Common stock, $0.001 par value,
            100,000,000 shares authorized, 51,555,736
            shares issued and outstanding                                51,556
       Additional paid-in capital                                     2,823,630
       Accumulated deficit                                           (4,522,886)
       Accumulated deficit from inception of
            development stage on March 1, 1998                          599,726
                                                             -------------------
       Total Stockholders' equity (deficit)                          (1,047,974)
                                                             -------------------
TOTAL LIABILITIES AND
SHAREHOLDERS EQUITY                                             $       487,626
                                                             ===================








                  SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                                                KELLY'S COFFEE GROUP, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                            UNAUDITED STATEMENT OF OPERATIONS

                                                                                                                  From
                                                                                                               inception of
                                                                                                               Development
                                                                                                                Stage on
                                                                                                                March 1,
                                          For the Quarter Ended              For the Nine Months Ended        1998 through
                                                November 30                          November 30               November 30,
                                            1999             1998            1999               1998              1999
                                      --------------    -------------   ---------------    ---------------   ---------------
Sales                                  $      -            $   -         $      -          $       -          $      -
Cost of Sales                                 -                -                -                  -                 -
                                        ------------     ------------   ---------------   ----------------   ---------------
Gross Margin                                  -                -                -                  -                 -
                                        ------------     ------------   ---------------   ----------------   ---------------
Operating Expenses
     General and Administrative             39,953          314,108           55,760             350,228          405,988
                                        ------------     ------------   ---------------   ----------------   --------------
Total Operating Expenses                    39,953          314,108           55,760             350,228          405,988
                                        ------------     ------------   ---------------   ----------------   ---------------
Income (Loss) From Operations               39,953         (314,108)          55,760            (350,228)        (405,988)
                                        ------------     ------------   ---------------   ----------------   ---------------
Other Income (Expense)
     Gain on Sale of Securities             45,204             -             242,444               -              242,444
     Interest Expense                        -                 -                -                  -                 -
       Gain from settlement of debt          -                 -             755,270               -              755,270
                                        -----------     ------------   ---------------   ----------------   ---------------
Total Other Income (Expense)                45,204             -             997,714               -              997,714
                                        ------------     ------------   ---------------   ----------------   ---------------
Income (Loss) Before Discontinued
   Operations                               5,251         (314,108)          941,954            (350,228)         591,726
                                        ------------     ------------   ---------------   ----------------   ---------------
Discontinued Operations (Note 5)             -                 -                -                  -                 -
                                        ------------     ------------   ---------------   ----------------   ---------------
Net Income (Loss)                      $    5,251    $    (314,108)      $   941,954       $    (350,228)    $    591,726
                                        ===========      ============   ===============   ================   ===============
Income (Loss) per share
     Profit from operations            $      0.00    $        -         $     0.02       $        (0.01)
     Loss from discontinued
         operations                          -                 -               0.00                 0.00
                                        ------------     ------------   ---------------   ----------------
Basic loss per share                   $      0.00    $        -         $     0.02      $         (0.01)
                                        ============     ============   ===============   ================
Weighted average shares
  outstanding                           51,555,736       34,892,629       51,555,736          34,892,629
                                        ============     ============   ===============   ================


                                   SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.


                                            KELLY'S COFFEE GROUP, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                         UNAUDITED STATEMENT OF CASH FLOWS



                                                                                       From
                                                                                    inception of
                                                                                    Development
                                                                                      Stage on
                                                                                    March 1, 1998
                                                      For the nine months ended       Through
                                                            November 30,            November 30,
                                                        1999         1998              1999
                                                  ------------   -------------    --------------

Cash Flows from Operating Activities
Net Income                                         $   941,954    $ (350,228)      $  (591,726)
     Adjustments to reconcile net loss to
        net cash used in operating activities
     (Gain) on Sale of Investment Securities          (242,444)
     Common stock issued for services                      -         350,228           350,228
Changes in Operating assets and Liabilities:
     Increase (decrease) in net liabilities of
        Discontinued operations                       (755,270)         -                    -
                                                  ------------   -------------    --------------
Net Cash Provided (Used in) Operating
   Activities                                           55,760          -                    -
                                                  ------------   -------------    --------------
Cash flow from Investing Activities:
     Proceeds from Sale of Securities                  544,876          -                    -
     Purchase of Marketable Securities                (473,727)         -                    -
                                                  ------------   -------------    --------------
     Net Cash used in Investing Activities              71,149         -                    -
                                                  ------------   -------------    --------------

Net Cash (Used) by Financing Activities                   -             -                    -
                                                  ------------   -------------    --------------
     Net Cash provided by Financing Activities            -             -                    -

Net Increase (Decrease) in Cash                          3,389           -                    -

Cash at Beginning of Period                               -             -                    -
                                                  ------------   -------------    --------------
Cash at End of Period                              $     3,389    $      -          $         -
                                                  ============   =============    ==============




                                   SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                                                        KELLY'S COFFEE GROUP, INC.
                                            UNAUDITED STATEMENT OF SHAREHOLDER'S EQUITY
                                                           November 30, 1999





                                                 PREFERRED STOCK               COMMON STOCK            ADDITIONAL
                                          ------------------------ ------------------------------       PAID-IN
                                             SHARES       AMOUNT         SHARES          AMOUNT         CAPITAL           DEFICIT
                                          ------------   ----------  --------------   -----------  ---------------   --------------

BALANCE, FEBRUARY 28, 1998                           -     $   -       21,716,736    $    21,717    $  2,190,299    $   (4,522,866)

COMMON STOCK ISSUED FOR SERVICES AT
   $.03 PER SHARE                                                      11,450,000         11,450         357,108                -

COMMON STOCK ISSUED FOR MARKETABLE
   SECURITIES AT $0.03 PER SHARE                                       11,000,000         11,000         293,942                -

COMMON STOCK RETURNED TO TREASURY
   AT $0.03 PER SHARE FOR SERVICES NOT
   PERFORMED                                                             (611,000)         (611)        (17,719)                -


NET LOSS FOR YEAR ENDED
   FEBRUARY 28, 1999                              -          -                -             -               -             (350,228)

                                          ------------   ----------   ------------   -----------   ------------       ------------

BALANCE, FEBRUARY 28, 1999                        -          -         43,555,736   $    43,556       2,823,630        (4,873,114)

COMMON STOCK ISSUED FOR SERVICES AT
   $.001 PER SHARE                                                      8,000,000

NET LOSS FOR THE NINE MONTHS ENDED
NOVEMBER 30, 1999                                -          -                -           -               -              949,954
                                          ------------   ----------   ------------    -----------   ------------    --------------
BALANCE, NOVEMBER 30, 1999                          -   $      -         51,555,736   $    43,556     $ 2,823,630      $ (3,923,160)
                                          ------------   ----------   ------------    -----------   ------------    --------------



                                   SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                           KELLY'S COFFEE GROUP, INC.
                          (A Development Stage Company)

                   Notes to the Unaudited Financial Statements
                                November 30, 1999


NOTE 1 -          SUMMARY OF ACCOUNTING POLICIES

         a. Organization

         The Company was reclassified as a development stage company on March 1, 1998, as a result of the dissolution of Kelly-Berg.

         b. Basic Loss Per Share

         Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

         c. Income Taxes

         As of November 30, 1999, the Company had a net operating loss carryforward for federal income tax purposes of approximately $4,000,000 that may be used in future years to offset taxable income. The net operating loss carryforward will begin to expire in 2014. The tax benefit of the cumulative carryforward has been offset by a valuation allowance of the same amount.

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

                                            For the Year Ended February 28, 1998

         NET SALES                                  $        1,209,148

         COST OF PRODUCTS SOLD                                 415,150
                                                           ----------
            Gross Profit                                       793,998
                                                           ----------

         EXPENSES

            General and administrative                         581,037
            Salaries and wages                                 827,455
            Depreciation and amortization                       67,061
            Bad debt expense                                    43,497
            Loss on disposal of assets                         572,015
                                                          ------------
         Total Expenses                                      2,091,065
                                                          ------------

         LOSS BEFORE INCOME TAXES                           (1,297,067)

         INCOME TAX EXPENSE                                           -
                                                         --------------

         NET LOSS                                   $       (1,297,067)
                                                         --------------
         BASIC LOSS PER SHARE OF COMMON STOCK       $            (0.07)
                                                         ===============


         The Company had liabilities of $2,310,870 which are associated with the discontinued operations. No income tax benefit has been attributed to the loss from discontinued operations.

NOTE 4 -   BASIS OF REPRESENTATION

         The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10- KSB for the fiscal year ended February 28, 1999. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended February 28, 1999.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward- looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward- looking statements including herein, the inclusion of such information should not be regarded as are presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Results of Operations

The Company had no sales revenues for the three and nine months ended November 30, 1999 or 1998. The Company had no sales in for the nine months ended November 30, 1999 or 1998 because it ceased operations as of February 28, 1998, as a result of reoccurring losses.

The Company had no costs of sales revenues for the three and nine months ended November 30, 1999 or 1998 because it ceased operations as of February 28, 1998.

General and administrative expenses were $31,953 and $47,760 for the three and nine months ended November 30, 1999, compared to $314,108 and $350,228 for the same periods in 1998. The general and administrative expenses decreased for the same periods in 1999 because the Company hired consultants through the issuance of its common stock for services rendered in 1998 and did not have similar expenses in 1999. However, the Company paid a total of $31,200 in cash to Hudson Consulting Group, Inc., a related party, for services rendered in assisting the Company with the settlement of debt, lawsuits and assistance in the preparation of various disclosure documents.

The Company recorded net income of $13,251 and $949,954 for the three and nine months ended November 30, 1999 compared to net losses of $314,108 and $350,228 for the same periods in 1998. The net income recorded for the three months ended November 30, 1999 were attributable to a $45,204 gain on the sale of marketable securities. The net income recorded for the nine months ended November 30, 1999 was primarily attributable to a $755,270 gain on the settlement of debt and a $242,444 gain on the sale of securities. For more information on the settlement of debt, please see Item 1. Legal Proceedings in the Company's August 31, 1999 Form 10QSB.

Capital Resources and Liquidity

At November 30, 1999, the Company had current assets of $476,237and total assets of $479,626 as compared to $ and $ , respectively at February 28, 1999. The Company had a net working capital deficit of $1,055,974 at November 30, 1999 compared to a working capital deficit of $2,005,928 at February 28, 1999.

Net stockholders' deficit in the Company was $1,055,974 as of November 30, 1999, compared to $ as of Novebmer 30, 1998.

The  Company  was  able  to  significantly   improve  its  working  capital  and
stockholder's deficit as a result of settling $775,270 worth of debt for a cash payment of $20,000 during the quarter ended August 31, 1999.


                            PART II-OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

Denver Pavilions, L. P. v. Kelly's Coffe Group, Inc. On January 11, 1999, Denver Pavilions, a Colorado limited partnership filed this cause of action against the Company in the District Court, City and County of Denver Colorado, Civil Action No. 99CV 0203. Service was not made on the suit until October 5, 1999. The amount of damages sought by the Plaintiff was not specified in the complaint. The Company has entered into a verbal agreement to settle the litigation upon the payment to Plaintiff of $5,000 in cash and the transfer of 100,000 shares of restricted common stock of the company. Drafts of documents to settle the suit on this basis are being exchanged between the parties at this time.

For more information on the Company's legal proceedings,  please see Part I Item
3. Legal Proceedings of the Company's February 28, 1999 Form 10KSB.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued Eight Million (8,000,000) shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 Richard D. Surber for services rendered in connection with his role as President of the Company. The Company valued the shares at $8,000.

ITEM 5.           OTHER INFORMATION

Pursuant to a Stock Purchase Agreement dated July 15, 1999, the Company received 27,000,000 shares of restricted shares of AmeriResource Technologies, Inc.
(ARET) for $100,000 in cash on September 15, 1999. The Company purchased the shares as an investment.

On December 28, 1999 Barry Denslow resigned as Director and Secretary to pursue other business endeavors. Accordingly, the Company appointed Kevin Schillo and David Wolfson to the board of directors on January 10, 2000 to fill vacancies on the Company board of directors.

Kevin J. Schillo, 30, was appointed a Director of the Company on January 10th, 2000. Mr. Schillo has extensive experience in the insurance industry and is currently employed by Canton Financial Services Corporation in Salt Lake City as Director of Corporate Development. Mr. Schillo holds a Bachelor of Arts degree in Politaical Science from Texas Christian University.

David Wolfson was appointed a Director of the Company on January 10, 2000. Mr. Wolfson is currently the owner and Managing Member of David Michael, LLC, a business consulting firm based in Salt Lake City, Utah. Mr. Wolfson is also a Director of Premier Brands. Mr. Wolfson earned a Bacheolor of Arts degree from Emory University in Atlanta, Georgia in 1999.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 7 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10QSB.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of January 2000.

KELLY'S COFFEE GROUP, INC.


  /s/ Richard D. Surber                            January 20, 2000
--------------------------------------------------
Richard D. Surber
President and Director




  /s/ Wayne Newton                                 January 20, 2000
---------------------------------------------------
Wayne Newton
Controller

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

10           8          Stock  Purchase   Agreement  between   the  Company  and
                        AmeriResource Technologies, Inc. (ARET) for the purchase of 27,000,000 shares of common stock of ARET for $100,000 dated July 15, 1999.

27           14         Financial Data Schedule "CE"