Form 10QSB/A
period 1999-11-30
KELLYS COFFEE GROUP INC
filed 2000-01-26
CIK 833209

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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
                                                             -------------------
Commitments and contingencies (Note 2)

SHAREHOLDERS' EQUITY

       Preferred stock, $0.001 par value, 50,000
            shares authorized, none issued and
            outstanding                                                        -
       Common stock, $0.001 par value,
            100,000,000 shares authorized, 51,555,736
            shares issued and outstanding                                51,556
       Additional paid-in capital                                     2,823,630
       Accumulated deficit                                           (4,522,886)
       Accumulated deficit from inception of
            development stage on March 1, 1998                          591,726
                                                             -------------------
       Total Stockholders' equity (deficit)                          (1,055,974)
                                                             -------------------
TOTAL LIABILITIES AND
SHAREHOLDERS EQUITY                                             $       479,626
                                                             ===================








                  SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                                                KELLY'S COFFEE GROUP, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                            UNAUDITED STATEMENT OF OPERATIONS

                                                                                                                  From
                                                                                                               inception of
                                                                                                               Development
                                                                                                                Stage on
                                                                                                                March 1,
                                          For the Quarter Ended              For the Nine Months Ended        1998 through
                                                November 30                          November 30               November 30,
                                            1999             1998            1999               1998              1999
                                      --------------    -------------   ---------------    ---------------   ---------------
Sales                                  $      -            $   -         $      -          $       -          $      -
Cost of Sales                                 -                -                -                  -                 -
                                        ------------     ------------   ---------------   ----------------   ---------------
Gross Margin                                  -                -                -                  -                 -
                                        ------------     ------------   ---------------   ----------------   ---------------
Operating Expenses
     General and Administrative             39,953          314,108           55,760             350,228          405,988
                                        ------------     ------------   ---------------   ----------------   --------------
Total Operating Expenses                    39,953          314,108           55,760             350,228          405,988
                                        ------------     ------------   ---------------   ----------------   ---------------
Income (Loss) From Operations               39,953         (314,108)          55,760            (350,228)        (405,988)
                                        ------------     ------------   ---------------   ----------------   ---------------
Other Income (Expense)
     Gain on Sale of Securities             45,204             -             242,444               -              242,444
     Interest Expense                        -                 -                -                  -                 -
       Gain from settlement of debt          -                 -             755,270               -              755,270
                                        -----------     ------------   ---------------   ----------------   ---------------
Total Other Income (Expense)                45,204             -             997,714               -              997,714
                                        ------------     ------------   ---------------   ----------------   ---------------
Income (Loss) Before Discontinued
   Operations                               5,251         (314,108)          941,954            (350,228)         591,726
                                        ------------     ------------   ---------------   ----------------   ---------------
Discontinued Operations (Note 5)             -                 -                -                  -                 -
                                        ------------     ------------   ---------------   ----------------   ---------------
Net Income (Loss)                      $    5,251    $    (314,108)      $   941,954       $    (350,228)    $    591,726
                                        ===========      ============   ===============   ================   ===============
Income (Loss) per share
     Profit from operations            $      0.00    $      (0.01)      $     0.02       $        (0.01)
     Loss from discontinued
         operations                          -                 -               0.00                 0.00
                                        ------------     ------------   ---------------   ----------------
Basic loss per share                   $      0.00    $      (0.01)     $     0.02      $         (0.01)
                                        ============     ============   ===============   ================
Weighted average shares
  outstanding                           51,555,736       34,892,629       51,555,736          34,892,629
                                        ============     ============   ===============   ================


                                   SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.


                                            KELLY'S COFFEE GROUP, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                         UNAUDITED STATEMENT OF CASH FLOWS



                                                                                       From
                                                                                    inception of
                                                                                    Development
                                                                                      Stage on
                                                                                    March 1, 1998
                                                      For the nine months ended       Through
                                                            November 30,            November 30,
                                                        1999         1998              1999
                                                  ------------   -------------    --------------

Cash Flows from Operating Activities
Net Income                                         $   941,954    $ (350,228)      $  (591,726)
     Adjustments to reconcile net loss to
        net cash used in operating activities
     (Gain) on Sale of Investment Securities          (242,444)
     Common stock issued for services                    8,000       350,228           350,228
Changes in Operating assets and Liabilities:
     Increase (decrease) in net liabilities of
        Discontinued operations                       (775,270)         -                    -
                                                  ------------   -------------    --------------
Net Cash Provided (Used in) Operating
   Activities                                           67,760          -                    -
                                                  ------------   -------------    --------------
Cash flow from Investing Activities:
     Proceeds from Sale of Securities                  544,876          -                    -
     Purchase of Marketable Securities                (473,727)         -                    -
                                                  ------------   -------------    --------------
     Net Cash from Investing Activities              71,149         -                    -
                                                  ------------   -------------    --------------

Net Cash (Used) by Financing Activities                   -             -                    -
                                                  ------------   -------------    --------------
     Net Cash provided by Financing Activities            -             -                    -

Net Increase (Decrease) in Cash                          3,389           -                    -

Cash at Beginning of Period                               -             -                    -
                                                  ------------   -------------    --------------
Cash at End of Period                              $     3,389    $      -          $         -
                                                  ============   =============    ==============




                                   SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                                                        KELLY'S COFFEE GROUP, INC.
                                            UNAUDITED STATEMENT OF SHAREHOLDER'S EQUITY
                                                           November 30, 1999





                                                 PREFERRED STOCK               COMMON STOCK            ADDITIONAL
                                          ------------------------ ------------------------------       PAID-IN
                                             SHARES       AMOUNT         SHARES          AMOUNT         CAPITAL           DEFICIT
                                          ------------   ----------  --------------   -----------  ---------------   --------------

BALANCE, FEBRUARY 28, 1998                           -     $   -       21,716,736    $    21,717    $  2,190,299    $   (4,522,866)

COMMON STOCK ISSUED FOR SERVICES AT
   $.03 PER SHARE                                                      11,450,000         11,450         357,108                -

COMMON STOCK ISSUED FOR MARKETABLE
   SECURITIES AT $0.03 PER SHARE                                       11,000,000         11,000         293,942                -

COMMON STOCK RETURNED TO TREASURY
   AT $0.03 PER SHARE FOR SERVICES NOT
   PERFORMED                                                             (611,000)         (611)        (17,719)                -


NET LOSS FOR YEAR ENDED
   FEBRUARY 28, 1999                              -          -                -             -               -             (350,228)

                                          ------------   ----------   ------------   -----------   ------------       ------------

BALANCE, FEBRUARY 28, 1999                        -          -         43,555,736   $    43,556       2,823,630        (4,873,114)

COMMON STOCK ISSUED FOR SERVICES AT
   $.001 PER SHARE                                                      8,000,000         8,000

NET PROFIT FOR THE NINE MONTHS ENDED
NOVEMBER 30, 1999                                -          -                -             -               -              941,954
                                          ------------   ----------   ------------    -----------   ------------    --------------
BALANCE, NOVEMBER 30, 1999                          -   $   -          51,555,736   $    51,556     $ 2,823,630      $ (3,931,160)
                                          ------------   ----------   ------------    -----------   ------------    --------------



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



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of January 2000.

KELLY'S COFFEE GROUP, INC.


  /s/ Richard D. Surber                            January 25, 2000
--------------------------------------------------
Richard D. Surber
President and Director




  /s/ Wayne Newton                                 January 25, 2000
---------------------------------------------------
Wayne Newton
Controller

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