Form 10KSB
period 2000-02-29
KELLYS COFFEE GROUP INC
filed 2000-06-13
CIK 833209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 29, 2000

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____ to _____.

     Commission file number: 33-2128-D
                             ---------

                           Kelly's Coffee Group, Inc.
                           --------------------------
                 (Name of Small Business Issuer in Its Charter)


           Colorado                                     84-1062062
          ----------                                   -----------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                      Identification No.)


            268 West 400 South, Suite 300, Salt Lake City, Utah    84101
        -----------------------------------------------------------------
               (Address of Principal Executive Offices)         (Zip Code)

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

                               Yes    X                   No
                                   ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X ].

The issuer's total consolidated revenues for the year ended February 29, 2000, were $ 0.

The aggregate market value of the registrant's Common Stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $3,630,510 based on the average closing bid and asked prices for the Common Stock on June 12, 2000.

At June 12, 2000, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 51,864,427.

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1.       Description of Business..........................................1

Item 2.       Description of Property..........................................5

Item 3.       Legal Proceedings................................................5

Item 4.       Submission of Matters to a Vote of Security-Holders..............5


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.........6

Item 6.       Management's Discussion and Analysis or Plan of Operation........8

Item 7.       Financial Statements............................................10

Item 8.       Changes in and Disagreements With Accountants on

              Accounting and Financial Disclosure.............................11

                                    PART III

Item 9.       Directors and Executive Officers................................11

Item 10.      Executive Compensation..........................................12

Item 11.      Security Ownership of Certain Beneficial
              Owners and Management...........................................12

Item 12.      Certain Relationships and Related Transactions..................13

Item 13.      Exhibits, List and Reports on Form 8-K..........................13

              Signatures......................................................14

ITEM 1.       DESCRIPTION OF BUSINESS

As used herein the term "Company" refers to Kelly's Coffee Group, Inc., a Colorado corporation and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was incorporated under the laws of the State of Colorado on April 20, 1987. The Company has undergone several name changes since its organization. The Company has also been involved in several business activities, all of which have been discontinued. The Company's principal business activity from December 1995 to February of 1998 was the manufacture of store fixtures, showcases and other specialty items for jewelers and other retailers. The Company decided to discontinue its manufacturing and distribution of store fixtures due to a lack of funding and increased losses on February 28, 1998. The Company is currently a shell company whose purpose will be to acquire operations through an acquisition or merger. For more information on the Company's prior manufacturing and distribution operations, see "Item 1. Description of Business" in the Company's February 28, 1997, Form 10-KSB incorporated herein by reference.

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

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company.

The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity.

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

Employees

The Company is a development stage company and currently has no employees. Executive officers, will devote only such time to the affairs of the Company as they deem appropriate, which is estimated to be approximately 10 hours per month per person. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses.

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

Denver  Pavilions,  L. P. v.  Kelly's  Coffee  Group,  Inc. On January 11, 1999,
Denver Pavilions, a Colorado limited partnership filed this cause of action against the Company in the District Court, City and County of Denver Colorado, Civil Action No. 99CV 0203. This case was settled on January 25, 2000 with payment of $5,000 in cash and issuance of 100,000 restricted shares of the Company's common stock.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fiscal year covered by this Report to a vote of security holders, and therefore, this item is inapplicable.

                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Electronic Bulletin Board under the symbol, KLYS. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended February 28, 1998 and 1997 are as Follows.

YEAR             QUARTER ENDING              HIGH               LOW
----             --------------              ----               ---
1998             February 28, 1998           $0.035             $0.01
                 May 31, 1998                $0.14              $0.05
                 August 31, 1998             $0.10              $0.02
                 November 31, 1998           $0.02              $0.02

1999             February 28, 1999           $0.625             $0.0
                 May 31, 1999                $0.10              $0.02
                 August 31, 1999             $0.10              $0.04
                 November 30, 1999           $0.09              $0.02

2000             February 29, 2000           $0.41              $0.12
                 May 31, 2000                $1.62              $0.06

On June 12, 2000, The number of issued and outstanding shares of the Company's common stock was 51,864,427, and the number of holders of record of the Company's common stock was 285. No cash dividends were paid during the fiscal years ending February 29, 2000 and February 28, 1999.

RECENT SALES OF UNREGISTERED SECURITIES

The following is a list of all securities sold by the Company within the last three years including, where applicable, the identity of the person who purchased the securities, title of the securities, and the date sold are outlined below.

All shares are  adjusted to reflect a 6 to 1 reverse  split  effected on May 12,
1999

On June 23, 1998, the Company issued 2,000,000 shares of its common stock to Flexweight Corporation in exchange for 25,000 shares of common stock of Flexweight Corporation and 1,500,000 shares of its common stock to AmeriResource Corporation in exchange for 2,678,571 shares of common stock of AmeriResource Corporation pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there were only two offerees who were issued stock for stock in an exchange of shares; (3) the offerees did not resell the stock but have continued to hold it for two years; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

On August 7, 1998, the Company issued 2,500,000 shares of its common stock to Flexweight Corporation in exchange for 10,526 shares of common stock of Flexweight Corporation and 5,000,000 shares of its common stock to AmeriResource Corporation in exchange for 15,384,615 shares of common stock of AmeriResource Corporation pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there were only two offerees who were issued stock for stock in an exchange of shares; (3) the offerees did not resell the stock but have continued to hold it for twenty two months; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.

On August 24, 1998, the Company issued 1,100,000 shares of common stock to Hudson Consulting Group, Inc. as compensation for consulting services rendered to the Company, pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offerree who was issued stock for services rendered to the Company; (3) the offeree did not resell the stock but has continued to hold it for twenty two months; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On November 1, 1998, the Company issued 8,000,000 shares of common stock to Richard D. Surber as compensation for consulting services rendered to the Company, pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offerree who was issued stock for services rendered to the Company; (3) the offeree did not resell the stock but has continued to hold it for twenty two months; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On January 25, 2000, the Company issued 100,000 shares of common stock to Denver Pavilions Corporation as part of a settlement of a pending lawsuit titled Denver Pavilions, L. P. v. Kelly's Coffee Group, Inc., filed in the district court for the city and county of Denver, Colorado (See Item 3, "Litigation"). The shares were issued pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offerree who was issued stock for services rendered to the Company; (3); there were no subsequent or contemporaneous public offerings of the stock; (4) the stock was not broken down into smaller denominations; and (5) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On March 6, 2000, the Company issued 5,000 shares of common stock to Robert Pallotta as part of a settlement of all outstanding claims asserted by Mr. Pallotta against the Company, pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors:
(1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offerree who was issued stock for services rendered to the Company; (3); there were no subsequent or contemporaneous public offerings of the stock; (4) the stock was not broken down into smaller denominations; and (5) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On March 6, 2000, the Company issued 20,204 shares of common stock to Mick Schumacher and 20,204 shares of common stock to Terry Seipert as part of a settlement of all outstanding claims asserted by Mr. Schumacher and Mr. Seipert against the Company, pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offerree who was issued stock for services rendered to the Company; (3); there were no subsequent or contemporaneous public offerings of the stock; (4) the stock was not broken down into smaller denominations; and (5) the negotiations for the sale of the stock took place directly between the offeree and the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

The Company=s plan of operation for the coming year, as discussed above, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. Since the Company has no operations at present, its cash needs are minimal. The Company believes it can meet its cash needs for the foreseeable future from its current assets.

The Company will continue in its attempts to settle its remaining liabilities at a discount.

The Company has no plans for the purchase or sale of any plant or equipment.

The Company is a development stage company and currently has no employees. The Company has no current plans to make any changes in the number of employees.

Results of Operations

The Company recorded $0 in sales for the fiscal year ended February 29, 2000 and $0 for the year ended February 28, 1999. The Company discontinued its operations in the year ended February 28, 1998.

Income / Losses

Net income for the year ended February 29, 2000 was $492,884 compared to a net loss of $350,228 in the year ended February 28, 1999. The $843,112 increase was attributable to settlement of debt and sales of securities.

The Company expects that it may incur losses until such time as it acquires profitable operations.

Expenses

General and administrative expenses for the year ended February 29, 2000, were $428,022 compared to $350,228 for the year ended February 28, 1999. The increase in General and Administrative expenses resulted from increased activities in resolving outstanding liabilities and claims

The Company had no depreciation and amortization expenses for the years ended February 28, 1999 and February 29, 2000.

Cost of Sales

The Company had no cost of sales for the years ended February 28, 1999 and February 29, 2000.

Impact of Inflation

The Company believes that inflation may have a negligible effect on future operations. The Company believes that it may be able to offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow generated from financing activities was $0 for the year ended February 28, 1999 and $0 for the year ended February 29, 2000.

Cash flow used by investing activities was $261,512 for the year ended February 29, 2000 and $0 for the year ended February 28, 1999. The increase was due to an increase in securities buying and selling.

The Company plans to liquidate its marketable securities in order to maintain its corporate status and settle certain liabilities over the next 12 months. In addition, the Company may issue its securities to raise capital to find an acquisition or merger.

Year 2000 Implications

The Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non- IT Systems was a concern prior to January 1, 2000. As of June 7, 2000, the Company had experienced no problems as a result of the Year 2000 Issue.

ITEM 7.       FINANCIAL STATEMENTS

     The Company's financial statements for the fiscal year ended February 29, 2000 are attached hereto as pages F-1 through F-13.

                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                February 29, 2000

                                 C O N T E N T S

Independent Auditors' Report.................................................F-3

Consolidated Balance Sheet...................................................F-4

Consolidated Statements of Operations........................................F-5

Consolidated Statements of Stockholders' Equity (Deficit)....................F-6

Consolidated Statements of Cash Flows........................................F-7

Notes to the Consolidated Financial Statements...............................F-9

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Kelly's Coffee Group, Inc. and Subsidiary
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Kelly's Coffee Group, Inc. and Subsidiary (a development stage company) as of February 29, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended February 29, 2000 and February 28, 1999 and from inception of the development stage on March 1, 1998 through February 29, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kelly's Coffee Group, Inc. and Subsidiary (a development stage company) as of February 29, 2000, and the results of their operations and their cash flows for the years ended February 29, 2000 and February 28, 1999 and from inception of the development stage on March 1, 1998 through February 29, 2000 in conformity with generally accepted accounting principles.

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

/s/  HJ & Associates, LLC
--------------------------
HJ & Associates, LLC
Salt Lake City, Utah

June 10, 2000

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                     ASSETS

                                                                                                 February 29, 2000
                                                                                                 -----------------
CURRENT ASSETS

   Cash                                                                                         $           14,848
   Marketable securities - trading (Notes 1 and 6)                                                          19,690
   Investments (Note 7)                                                                                    456,040
   Related party receivable (Note 8)                                                                        50,000
                                                                                                ------------------
     Total Current Assets                                                                                  540,578
                                                                                                ------------------
     TOTAL ASSETS                                                                               $          540,578
                                                                                                ==================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                                             $              378
   Net liabilities of discontinued operations (Note 5)                                                   1,658,048
                                                                                                ------------------
     Total Current Liabilities                                                                           1,658,426
                                                                                                ------------------
     TOTAL LIABILITIES                                                                                   1,658,426
                                                                                                ------------------

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $0.001 par value, 50,000 shares
    authorized, none issued and outstanding                                                                 -
   Common stock, $0.001 par value, 100,000,000 shares
    authorized, 51,921,019 shares issued and outstanding                                                    51,921
   Additional paid-in capital                                                                            3,210,461
   Accumulated deficit prior to the development stage                                                   (4,522,886)
   Retained earnings from inception of development
    stage on March 1, 1998                                                                                 142,656
                                                                                                ------------------
     Total Stockholders' Equity (Deficit)                                                               (1,117,848)
                                                                                                ------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                       $          540,578
                                                                                                ==================



The accompanying notes are an integral part of these consolidated financial statements.

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations



                                                                                                       From
                                                                                                    Inception of
                                                                                                    Development
                                                                                                      Stage on
                                                                  For the Years Ended                 March 1,
                                                      ---------------------------------------      1998 Through
                                                           February 29,         February 28,        February 29,
                                                            2000                  1999                 2000
                                                      ------------------   ------------------   ------------------
SALES                                                 $           -        $           -        $           -
                                                      ------------------   ------------------   ------------------

OPERATING EXPENSES

  General and administrative                                     428,022              350,228              778,250
                                                      ------------------   ------------------   ------------------
     Total Operating Expenses                                    428,022              350,228              778,250
                                                      ------------------   ------------------   ------------------

LOSS FROM OPERATIONS                                            (428,022)            (350,228)            (778,250)
                                                      ------------------   ------------------   ------------------
OTHER INCOME (EXPENSE)

  Gain on sale of securities                                     328,808               -                   328,808
  Unrealized loss on securities                                  (40,724)              -                   (40,724)
  Interest expense                                              (122,448)              -                  (122,448)
                                                      ------------------   ------------------   ------------------
     Total Other Income (Expense)                                165,636               -                   165,636
                                                      ------------------   ------------------   ------------------

LOSS BEFORE EXTRAORDINARY GAIN                                  (262,386)            (350,228)            (612,614)

EXTRAORDINARY GAIN

  Gain on settlement of debt (Note 4)                            755,270               -                   755,270
                                                      ------------------   ------------------   ------------------
     Total Extraordinary Gain                                    755,270               -                   755,270
                                                      ------------------   ------------------   ------------------
INCOME TAX EXPENSE                                                -                    -                    -
                                                      ------------------   ------------------   ------------------

NET INCOME (LOSS)                                     $          492,884   $         (350,228)  $          142,656
                                                      ==================   ==================   ==================
BASIC INCOME (LOSS) PER SHARE

   Loss from operations                               $            (0.01)  $            (0.01)
   Gain from extraordinary item                                     0.02               -
                                                      ------------------   ------------------
BASIC LOSS PER SHARE                                  $            (0.01)  $            (0.01)
                                                      ==================   ==================
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                        46,191,938           34,892,629
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

                                       F-5

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)




                                  Preferred Stock              Common Stock            Additional
                              ----------------------------------------------------      Paid-in      Accumulated
                                Shares       Amount        Shares         Amount        Capital       Deficit
                              ---------   ----------   ------------    -----------   ------------  ---------------
Balance, February 28, 1998       -        $   -          21,716,736    $    21,717   $  2,190,299  $    (4,522,886)

Common stock issued for
 services at $0.03 per share     -            -          11,450,000         11,450        357,108           -

Common stock issued for
 marketable securities at
 $0.03 per share                 -            -          11,000,000         11,000        293,942           -

Common stock returned to
 treasury at $0.03 per share
 for services not performed      -            -            (611,000)          (611)       (17,719)          -

Net loss for the year ended
 February 28, 1999               -            -              -              -              -              (350,228)
                              ---------   ----------   ------------    -----------   ------------  ---------------

Balance, February 28, 1999       -            -          43,555,736         43,556      2,823,630       (4,873,114)

Common stock issued for
 services at $0.04 per share     -            -           8,000,000          8,000        272,000           -

Common stock issued for
 litigation settlement at
 $0.10 per share                 -            -             100,000            100          9,900           -

Common stock issued for
 services at $0.40 per share     -            -             250,000            250         99,750           -

Common stock issued for
 services at $0.34 per share     -            -              15,283             15          5,181           -

Net income for the year
 ended February 29, 2000         -            -              -              -              -               492,884
                              ---------   ----------   ------------    -----------   ------------  ---------------

Balance, February 29, 2000       -        $   -          51,921,019    $    51,921   $  3,210,461  $    (4,380,230)
                              =========   ==========   ============    ===========   ============  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                       From
                                                                                                    Inception of
                                                                                                    Development
                                                                                                      Stage on
                                                                  For the Years Ended                 March 1,
                                                      ---------------------------------------      1998 Through
                                                           February 29,         February 28,        February 29,
                                                            2000                  1999                 2000
                                                      ------------------   ------------------   ------------------
CASH FLOWS OPERATING ACTIVITIES

  Net income (loss)                                   $          492,884   $         (350,228)  $          142,656
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
   Unrealized loss on trading securities                          40,724               -                    40,724
   Common stock issued for services                              395,196              350,228              745,424
   Gain on settlement of debt                                   (755,270)              -                  (755,270)
  Changes in operating assets and liabilities:

   Increase in accounts payable                                      378               -                       378
   Increase in net liabilities of discontinued
     operations                                                  102,448               -                   102,448
                                                      ------------------   ------------------   ------------------
     Net Cash Provided by Operating
      Activities                                                 276,360               -                   276,360
                                                      ------------------   ------------------   ------------------

CASH FLOWS FROM INVESTING
 ACTIVITIES

  Increase in related party receivable                           (50,000)              -                   (50,000)
  Net change in marketable securities and
   investments                                                  (211,512)              -                  (211,512)
                                                      ------------------   ------------------   ------------------
     Net Cash Used by Investing Activities                      (261,512)              -                  (261,512)
                                                      ------------------   ------------------   ------------------

CASH FLOWS FROM FINANCING
 ACTIVITIES                                                       -                    -                    -
                                                      ------------------   ------------------   ------------------
INCREASE IN CASH                                                  14,848               -                    14,848

CASH, BEGINNING OF PERIOD                                         -                    -                    -
                                                      ------------------   ------------------   ------------------
CASH, END OF PERIOD                                   $           14,848   $           -        $           14,848
                                                      ==================   ==================   ==================

The accompanying notes are an integral part of these consolidated financial statements.

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY

                          (A Development Stage Company)

                Consolidated Statements of Cash Flows (Continued)


                                                                                                       From
                                                                                                    Inception of
                                                                                                    Development
                                                                                                     Stage on
                                                                    For the Years Ended               March 1,
                                                      ---------------------------------------      1998 Through
                                                           February 29,         February 28,        February 29,
                                                            2000                  1999                 2000
                                                      ------------------   ------------------   ------------------
SUPPLEMENTAL CASH FLOW
 INFORMATION

  Interest paid                                       $           -        $           -        $           -
  Income taxes paid                                   $           -        $           -        $           -

NONCASH FINANCING ACTIVITIES

 Common stock issued for marketable
  securities                                          $           -        $          304,942   $          304,942
 Common stock issued for services and
   litigation settlement                              $          395,196   $          350,228   $          745,424

The accompanying notes are an integral part of these consolidated financial statements.

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                February 29, 2000

NOTE 1 -      SUMMARY OF ACCOUNTING POLICIES

              a. Organization

              The consolidated financial statements include those of Kelly's Coffee Group, Inc. and its 85% owned subsidiary, Kelly - Berg Corporation of Colorado, Inc. (Kelly - Berg). Collectively, they are referred to herein as "the Company". All intercompany accounts and transactions have been eliminated.

              Kelly's Coffee Group, Inc. (Kelly's) was incorporated under the laws of the State of Colorado on April 20, 1987. The Company was formerly named Welcom Capital, Incorporated and Great Earth Vitamin Group, Inc. Subsequent to February 28, 1994, the Company changed its name to Kelly's Coffee Group, Inc. On December 20, 1995, Kelly's acquired an 85% interest in Kelly - Berg by assuming liabilities of Kelly - Berg. The Company has selected the last day of February as its year end. Until November of 1996, at which time they discontinued these operations, the Company sold franchises for business which offer gourmet coffees, teas, hand-made fudge, pastries and other items to retail customers.

              Kelly - Berg was incorporated under the laws of the State of Colorado on December 19, 1995. Kelly - Berg was organized for the purpose of owning and holding the assets purchased from Berg Showcase Manufacturing Corporation, Inc. and to act as the operating entity resulting from the asset purchase agreement. Kelly - Berg manufactured store fixtures and merchandise showcases for jewelry, cosmetics and other retail items. Kelly - Berg did business as Berg Showcase Manufacturing.

              Kelly - Berg Corporation was dissolved on May 1, 1999.

              The Company was reclassified as a development stage company on March 1, 1998.

              b. Basic Income (Loss) Per Share

              Basic income (loss) per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. There are no antidilutive items outstanding, accordingly, the fully diluted income (loss) per share is the same as the basic income (loss) per share.

              c. Income Taxes

              As of February 29, 2000, the Company had a net operating loss carryforward for federal income tax purposes of approximately $4,500,000 that may be used in future years to offset taxable income. The net operating loss carryforward will expire by 2019. The tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

              The accompanying notes are an integral part of these consolidated financial statements.

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                February 29, 2000

NOTE 1 -      SUMMARY OF ACCOUNTING POLICIES (Continued)

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

              g.  Marketable Securities - Trading

              The Company has classified its marketable securities as "trading" securities. Trading securities are stated at fair value. Unrealized gains and losses are reported as a separate portion of other income (expense).

              Marketable securities - trading at February 29, 2000 were $19,690 and have been included in current assets.

              h.  Revenue Recognition

              The  Company   currently  has  no  source  of  revenues.   Revenue
              recognition policies will be determined when principal operations begin.

              i.  Recent Accounting Pronouncements

              In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement had no material impact on the Company's financial statements.

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                February 29, 2000

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

NOTE 3 -      BASIS OF PRESENTATION - GOING CONCERN

              The  accompanying  consolidated  financial  statements  have  been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. The Company has not started planning principal operations. It is the intent of management to continue to finance the cash flow needs of the Company through sales of investments.

NOTE 4 -      FAILED ACQUISITIONS

              On December 20, 1995, the Company entered into an asset purchase agreement with Berg Showcase Manufacturing, Inc. (Berg) whereby, the Company assumed certain liabilities of Berg and its previous owners in exchange for the assets of Berg including trade names, patents and fixed assets.

              The former owners of Berg attempted to rescind the agreement in March of 1996 claiming non-performance by the Company and its officers who signed as guarantors. The dispute was settled through binding arbitration. The agreement was not rescinded, and Berg was awarded a settlement of $775,270. The Company and its former officers who signed as guarantors are held jointly and severally liable for this amount. The entire amount was recorded as a liability of the Company because collection from the former officers was uncertain. On August 10, 1999, the liability was settled for $20,000. Accordingly, a gain on settlement of debt was recorded for $755,270.

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                February 29, 2000

NOTE 5 -      DISCONTINUED OPERATIONS

              On February 28, 1998, the Board of Directors of the Company decided to discontinue the manufacturing and distribution of store fixtures and merchandise showcases due to a lack of funding and increased losses. The following is a summary of the net liabilities from discontinued operations.

              Balance at February 28, 1999           $       2,310,870
              Less: settlement of debt                        (775,270)
              Add: interest accrual                            122,448
                                                     -----------------

              Balance at February 29, 2000           $       1,658,048
                                                     =================

NOTE 6 -      MARKETABLE SECURITIES

              The following is a summary of marketable securities at February 29, 2000:

              12,500 shares of Liberty Mint
                valued at $1.50 per share            $          18,750
              5,000 shares of Trans Energy
                valued at $0.188 per share                         940
                                                     -----------------
                     Total Marketable Securities     $          19,690
                                                     =================

              The Company has classified these securities as trading securities and has recorded an unrealized loss of $40,274 for the year ended February 29, 2000.

NOTE 7 -      INVESTMENTS

              The following is a summary of investments at February 29, 2000:
              27,000,000 shares of AmeriResource Technologies,  Inc.
                valued at $0.004 per share                                                     $         100,000
              35,526 shares of Oasis Resorts International, Inc.
                valued at $3.51 per share                                                                124,740
              100,000 shares of Eagle Wireless International, Inc.
                valued at $1.00 per share                                                                100,000
              200,000 shares of Twin Faces East Entertainment

                Corporation valued at $0.37 per share                                                     62,500
              36,000 shares of Health Watch valued at $1.91per share                                      68,800
                                                                                               -----------------
                                                                                               $         456,040
                                                                                               =================

               All investments are carried at the lower of cost or market and represent less than 5% of the outstanding shares in each Company.

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                February 29, 2000

NOTE 8 -       RELATED PARTY RECEIVABLE

               The Company paid $50,000 to Rollerball International (Roll) for 62,500 shares of freely tradable common stock pursuant to a private placement at $0.80 per share. As of the time of this filing, the shares have not yet been received. Accordingly, this has been recorded as a related party receivable until the shares are received.

NOTE 9 -       RELATED PARTY TRANSACTIONS

               The Company loaned $406,600 to Cyber America and associated subsidiaries in $5,000 - $30,000 increments over the course of the year. Of the $406,600, $75,300 was repaid in cash transactions, $100,000 was repaid in AmeriResource Technologies stock, $100,000 was repaid in Eagle Wireless stock, $68,800 was repaid in HealthWatch stock, and the remaining $62,500 was repaid with a stock transfer of 200,000 shares of Twin Faces East Entertainment valued at $0.3125 per share.

NOTE 10 -      SUBSEQUENT EVENT

               On March 16, 2000, the Company entered into a settlement agreement and release with Robert V. Pattola for litigation that was brought on by Mr. Pattola. In the agreement, the Company lifted the restricted label on the 250,000 shares of common stock held by Mr. Pattola and also issued him another 5,000 shares of restricted common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants or disagreements between the Company and its accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name                   Age            Position(s) and Office(s)
----                   ---            -------------------------
Richard Surber         27             President and Director
David Wolfson          20             Director
Kevin Schillo          30             Director

Richard Surber, 27, President and Director. Mr. Surber was elected the Company's President and a Director in May, 1999. Mr Surber, is elected to hold office as a Director until his successor is elected at an annual or special meeting of the shareholders. Mr. Surber has substantial experience as a professional consultant to both public and private companies. Mr. Surber's experience includes managing and financing public companies, particularly through start-up phases. Mr. Surber graduated from the University of Utah with a Bachelor of Science degree in Finance and then with a Juris Doctorate with an emphasis in corporate law; including securities, taxation, and bankruptcy. He has been an officer and director of several public companies which include: CyberAmerica Corporation; Diversified Holdings I, Inc. (president & director from 1992 to the present); Vaxcel, Inc. (president & director form June, 1999 to the present); Innovative Property Development Corporation ("IPDC"), N.K.A. China Mall USA.com., Inc. (president & director 1992 to June, 1999); Eurotronics Corporation, F.K.A. Hamilton Exploration, Inc. (president & director 1994-1996); Area Investment Development Company (president & director 1994-1996); Youthline USA, Inc., F.K.A. Ult-i-Med Health Centers, Inc. (secretary & director from April 6, 1999 to July 29,1999); and Premier Brands, Inc. (president & director September 1998
- April 1998).

The SEC reporting shell companies in which Richard Surber is serving as an Officer and Director are listed in the following table:

    CORPORATION NAME        FORM TYPE     FILE NUMBER       DATE OF FILING
---------------------------------------------------------------------------
Alexandria Holdings, Inc.     10-SB        000-29325       February 3, 2000
Aswan Investments, Inc.       10-SB        000-29321       February 3, 2000
Cairo Acquisitions, Inc.      10-SB        000-29323       February 3, 2000
Cyberbotanical, Inc.          10-SB        000-29383       February 15, 2000

Richard Surber may become involved with other shell companies in the future.

Kevin J. Schillo, 30 was appointed a Director of the Company on January 10th, 2000. Mr. Schillo has extensive experience in the insurance industry and is currently employed by Canton Financial Services Corporation in Salt Lake City as Director of Corporate Development. Mr. Schillo holds a Bachelor of Arts degree in Political Science from Texas Christian University in Ft. Worth, Texas.

David Wolfson was appointed a Director of the Company on January 10, 2000. Mr. Wolfson is currently the owner and Managing Member of David Michael, LLC, a business consulting firm based in Salt Lake City, Utah. Mr. Wolfson is also a Director of Premier Brands. Mr. Wolfson earned a Bachelor of Arts degree from Emory University in Atlanta, Georgia in 1999.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended February 29, 2000 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM  10.         EXECUTIVE COMPENSATION

Executive Compensation

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 1999, 1998 and 1997. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Richard Surber, the Company's chief executive officer for the past three years.

                                             SUMMARY COMPENSATION TABLE

                                 Annual Compensation                                    Long Term Compensation
                                                                                Awards                     Payouts
                                                                      Restricted     Securities
Name and                                             Other Annual        Stock       Underlying       LTIP         All Other
Principal         Year       Salary      Bonus       Compensation      Award(s)        Options       payouts     Compensation
Position                      ($)         ($)             ($)             ($)          SARs(#)         ($)            ($)
--------                      ---         ---             ---             ---          -------         ---            ---

Terry Buttler     1999         -           -               -             -               -             -                 -
President         1998         -           -               -             -               -             -                 -
                  1997      $ 45,000       -               -             -               -             -                 -
                  1996

Richard Surber    1999                     -         $100,000 (1)     $280,000 (2)      -              -                 -
President

------------------------
     (1) 250,000 shares of common stock, registered pursuant to an S-8 Registration Statement filed with the SEC. On the date Mr. Surber received these shares they were valued at $100,000. However, Mr. Surber liquidated these shares for only $42,595 in May of 2000.

     (2) Richard D. Surber was issued 8,000,000 restricted shares of common stock for services rendered to the Company. (See Item 5, "Recent Sales of Unregistered Securities").

Compensation of Directors

The Company's directors are not currently compensated.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's Common Stock as of June 12, 2000, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of November 18, 1999, there were 51,446,019 shares of Common Stock issued and outstanding.


                                                                        AMOUNT AND NATURE
        TITLE OF                   NAME AND ADDRESS OF                    OF BENEFICIAL               PERCENT OF
          CLASS                     BENEFICIAL OWNER                        OWNERSHIP                    CLASS
=================================================================================================================
       Common Stock            Richard Surber, President(3)               15,653,340                     30.2%
    ($0.001 par value)        268 West 400 South, Suite 306
                               Salt Lake City, Utah 84101

       Common Stock            Oasis International Hotel &                 3,143,620                     6.1%
    ($0.001 par value)                   Casino
                              268 West 400 South ,Suite 300
                               Salt Lake City, Utah 84101

       Common Stock             CyberAmerica Corporation                    605,000                      1.1%
    ($0.001) par value        268 West 400 South, Suite 300
                               Salt Lake City, Utah 84101

       Common Stock           Hudson Consulting Group, Inc.                3,904,720                     7.5%
    ($0.001) par value        268 West 400 South, Suite 300
                               Salt Lake City, Utah 84101

       Common Stock              Directors and Executive                  15,653,340                     30.2%
    ($0.001) par value             Officers as a Group

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended February 29, 2000, the Company loaned a total of four hundred six thousand six hundred dollars to CyberAmerica Corporation and its subsidiaries. The loans were repaid prior to the end of the fiscal year, $344,100 in cash and the balance of the loan was settled in exchange for 200,000 shares of common stock of Twin Faces East Entertainment, Inc valued at $0.3125 per share. Richard D. Surber, president and director of the Company is also president of CyberAmerica Corporation.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 14 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. No report on Form 8K have been filed during the periods covered by this Form 10- KSB.

                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]








-------------------
     (3) Richard Surber may be deemed a beneficial owner of 15,653,340 shares of the Company's common stock by virtue of his position as an officer and director of Hudson Consulting Group, Inc., CyberAmerica Corporation, and Oasis International Hotel & Casino, Inc. Of these 15,653,340 common shares, Mr. Surber personally owns 8,000,000 shares, issued to him on November 1, 1999 for services rendered.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of June, 2000.

Kelly's Coffee Group, Inc.


/s/  Richard Surber
---------------------------------------
Richard Surber, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                       Date
---------                     -----                       ----


/s/  Richard Surber
-----------------------
Richard Surber                President and Director      June 13, 2000



/s/  David Wolfson
-----------------------
David Wolfson                 Director                    June 13, 2000



/s/  Kevin J. Schillo
-----------------------
Kevin J. Schillo              Director                    June 13, 2000

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

23         16       Consent of Accountant

27         17       Financial Data Schedule "CE"

















                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]