Form 10QSB
period 2000-05-31
KELLYS COFFEE GROUP INC
filed 2000-07-19
CIK 833209

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______ .

Commission file number: 33-2128-D
                       -----------


                           KELLY'S COFFEE GROUP, INC.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)





                Colorado                                84-1062062
                --------                                ----------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)





           268 West 400 South, Salt Lake City, Utah        84101
           -----------------------------------------------------
         (Address of principal executive office)         (Zip Code)


                                 (801) 575-8073
                         --------------------------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX                    No

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of July 14, 2000 was 51,966,427.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................4


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................5

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................6

SIGNATURES....................................................................7

INDEX TO EXHIBITS.............................................................8







                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Kelly's Coffee Group, Inc., a Colorado corporation and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended May 31, 2000 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.





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

                                                                            PAGE

Balance Sheet................................................................F-2

Statement of Operations......................................................F-3

Statement of Cash Flows......................................................F-4

Notes to Unaudited Financial Statements......................................F-5


                                            KELLY'S COFFEE GROUP, INC.
                                         UNAUDITED CONDENSED BALANCE SHEET
                                                   May 31, 2000



                                                                              Unaudited
                                                                            May 31, 2000
                                                                        -------------------
    ASSETS

     CURRENT ASSETS

            Cash                                                         $          8,963
            Accounts Receivable - related party                                    50,000
            Prepaid expenses                                                          219
            Marketable securities - available for sale                          3,117,403
                                                                          ---------------
     Total Current Assets                                                       3,176,585

    TOTAL ASSETS                                                         $      3,176,585
                                                                          ===============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

       Accounts payable                                                  $          1,378
       Net liabilities of discontinued operations                               1,601,139
                                                                          ---------------
Total Current Liabilities                                                       1,602,517
                                                                          ---------------
TOTAL LIABILITIES                                                               1,602,517

SHAREHOLDERS' EQUITY/ (DEFICIT)

       Preferred stock, $0.001 par value, authorized 5,000,000
       shares; issued and outstanding -0- shares                                        -
       Common stock, $0.001 par value, authorized 100,000,000
       shares;  issued and outstanding 51,966,427                                  51,966
       Additional paid-in capital                                               3,233,866
       Accumulated unrealized gains/losses on investments                       2,600,949
       Deficit accumulated prior to the development stage                      (4,522,886)
       Retained earnings accumulated during the development stage                 210,173
                                                                          ---------------
       Total Stockholders' equity (deficit)                                     1,574,068
                                                                          ---------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY/(DEFICIT)                                                         $      3,176,585
                                                                          ===============






                       See Notes To Financial Statements.


                                            KELLY'S COFFEE GROUP, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                         UNAUDITED STATEMENT OF OPERATIONS


                                                                                          From inception
                                                                                          of Development
                                                                                          Stage on March
                                                      For the Three Months Ended          1, 1998 through
                                                               May 31                         May 31,
                                                      2000               1999                  2000
                                                ----------------   -----------------   -------------------
Sales                                           $             -    $            -       $               -
General and Administrative                                6,666                 -                 784,916
                                                 --------------     ---------------     ------------------
     Income (Loss) From Operations                       (6,666)                -                (784,916)
                                                 --------------     ---------------     ------------------

Other Income (Expense)
Interest expense                                        (21,591)                -                (144,039)
Realized gain on sale of securities                           -                 -                 328,808
                                                 --------------     ---------------     ------------------
     Total Other Income (Expense)                       (21,591)                -                 184,769
                                                 --------------     ---------------     ------------------
Net Loss Before Extraordinary Gain                      (28,257)                -                (600,147)
Extraordinary Gain - Debt Settlement                     55,050                                   810,320
Income taxes                                                  -                 -                       -
                                                 --------------     ---------------     ------------------
Net Income (Loss)                               $        26,793    $            -       $         210,173
                                                 --------------     ---------------     ------------------

Other Comprehensive Income, net of tax
     Unrealized holding gains/(losses)               (1,028,717)                                2,600,949
                                                 --------------     ---------------     ------------------
Comprehensive Income/(Loss)                          (1,001,924)                                2,811,122

Income (Loss) per share                         $           .01    $                    $             .01
                                                 --------------     ---------------     ------------------
Weighted average shares outstanding                  51,966,427        43,555,736              39,064,497
                                                 ==============     ===============     ==================





                                        See Notes to Financial Statements.


                                            KELLY'S COFFEE GROUP, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                         UNAUDITED STATEMENT OF CASH FLOWS


                                                                                                 From inception
                                                                                                 of Development
                                                                                                 Stage on March
                                                                                                    1, 1998
                                                               For the three months ended           Through
                                                                         May 31,                    May 31,
                                                                2000              1999               2000
                                                         ----------------      -------------   ----------------

Cash Flows from Operating Activities
Net Loss                                                  $      26,793     $          -     $     210,173
      Adjustments to reconcile net loss to
         net cash used in operating activities:
           Depreciation and Amortization                              -                                  -
           Decrease (increase) prepaids                            (219)               -              (219)
           Issued common stock for services                           -                -           745,424
           Issued common stock for debt                          23,450                             23,450
           Gain on settlement of debt                                 -                -          (755,270)
           Increase (decrease) in accounts payable                1,000                -             1,378
           Increase (decrease) in other liabilities             (56,909)               -            45,539
                                                            -----------        ----------       -----------
Net Cash Provided (Used in) Operating
   Activities                                                    (5,885)               -           270,475
                                                            -----------        ----------       -----------
Cash flow from Investing Activities:
      Advances to related parties                                     -                -           (50,000)
      Net change in marketable securities                             -                -          (211,512)
                                                            -----------        ----------       -----------
Net Cash used in Investing Activities                                 -                -          (261,512)
                                                            -----------        ----------       -----------
Net Cash (Used) by Financing Activities                               -                -                 -

Net Increase (Decrease) in Cash                                  (5,885)               -             8,963

Cash at Beginning of Period                                      14,848                -                 -
                                                            -----------        ----------       -----------
Cash at End of Period                                     $       8,963     $          -     $       8,963
                                                            -----------        ----------       -----------
Supplemental Disclosures
      Interest paid                                       $           -     $          -     $           -
      Income taxes paid                                               -                -                 -





                                        See Notes to Financial Statements.

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
                          (A Development Stage Company)
            Notes to the Unaudited Consolidated Financial Statements
                                  May 31, 2000

NOTE 1 -          PRELIMINARY NOTE

         The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the year ended February 29, 2000.

 NOTE 2 -         MARKETABLE SECURITIES - available for sale

         The company has applied the principles of Statement of Financial Accounting Standards, No. 115, Accounting for Certain Investments In Debt and Equity Securities. In accordance with the principle, the company has classified all investments as available-for-sale, and has recorded an unrealized gain on marketable securities of $2,600,949, in excess of the original cost basis. This gain represents the excess market value over the original cost basis in the securities as of May 31, 2000. The following is a summary of marketable securities at May 31, 2000:

         12,500 shares of Liberty Mint (LBMN)
           valued at $0.41 per share                                  $    5,125

         Note: the following securities are currently restricted shares but become free trading within the next 12 months and are therefore carried at market value

         27,000,000 shares of AmeriResource Technologies, Inc. (ARET)
           valued at $0.0781 per share                                 2,108,700
         35,526 shares of Oasis Resorts International, Inc.(OAII)
           valued at $3.00 per share                                     106,578
         100,000 shares of Eagle Wireless International, Inc. (EAG)
           valued at $7.875 per share                                    787,500
         200,000 shares of Twin Faces East Entertainment
           Corporation (TFAC) valued at $0.1875 per share                 37,500
         36,000 shares of Health Watch (HEAL) valued at
           $2.00 per share                                                72,000
                                                                     -----------
                                                                      $3,117,403
                                                                     ===========

           All marketable securities represent less than 5% of the outstanding shares in each Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations
------------------

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

Results of Operations
---------------------

The Company had no sales revenues for the three months ended May 31, 2000 and 1999. The Company had no sales in for the three months ended May 31, 2000 because it ceased operations as of February 28, 1998 as a result of reoccurring losses.

The Company had no costs of sales revenues for the three months ended May 31, 2000 or 1999 because it ceased operations as of February 28, 1998.

General and administrative expenses were $6,666 for the three months ended May 31, 2000, compared to $0 for the same period in 1999. The general and administrative expenses increased for the same periods in 2000 because of activities related to resolving debt and searching for an appropriate candidate for a reverse merger.

The Company recorded net income of $26,793 for the three months ended May 31, 2000 compared to net income of $0 for the same period in 1999. The net income recorded for the three months ended May 31, 2000 was attributable to $21,591 in accrued interest on the debt from discontinued operations, which the company is attempting to clear off the books, $6,666 in general administrative expenses, and a gain of $50,050 from the settlement of debt with Robert Pallota, a former director of the Company, and Mick Schumacher and Terry Seipert. For more information on the settlement of claims, please see Part II, Item 2 "Changes in Securities and Use of Proceeds."

Capital Resources and Liquidity
-------------------------------

At May 31, 2000, the Company had current assets of $3,176,585 and total assets of $3,176,585. The Company had a net working capital surplus of $2,074,068 at May 31, 2000.

Net stockholders' equity in the Company was $2,050,818 as of May 31, 2000.

The Company's working capital and stockholder's equity significantly improved as a result of a change in the value of securities held for investment as well as the elimination of $56,909 in liabilities. Previously the securities were held at the lower of cost or market due to the nature of the investments and the lack of a readily determinable fair value. Since the securities now meet the 1 year guidelines for becoming readily tradable, they have been marked to current market values as of May 31,2000.

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

All the legal proceedings mentioned in the Company's 10KSB filed for the period ended February 29, 2000, were settled as mentioned in that filing. The Company is not aware of any other pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 6, 2000, the Company issued 5,000 shares of common stock to Robert Pallotta as part of a settlement of all outstanding claims asserted by Mr. Pallotta against the Company, pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors:
(1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued stock for cancellation of debt; (3); there were no subsequent or contemporaneous public offerings of the stock; (4) the stock was not broken down into smaller denominations; and (5) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On March 6, 2000, the Company issued 20,204 shares of common stock to Mick Schumacher and 20,204 shares of common stock to Terry Seipert as part of a settlement of all outstanding claims asserted by Mr. Schumacher and Mr. Seipert against the Company for monies owed to them for services to the Company. The shares were issued pursuant to an S-8 Registration Statement filed by the Company on January 27, 2000.




                      [This space intentionally left blank]

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 7 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the period covered by this Form 10QSB. On June 22, 2000, the Company filed Form 8-K to disclose that the Company's auditors, HJ and Associates, LLC f/k/a/Jones, Jensen and Company, LLC had resigned as auditors for the Company. On July 17, 2000, the Company filed Form 8-K to disclose that the firm of Mantyla and McReynolds had been engaged to serve as the Company's auditors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of July, 2000.

                                          Kelly's Coffee Group, Inc.


                                          /S/ Richard Surber
                                          -------------------------------
                                          Richard Surber, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                             Date


/s/Richard Surber
-----------------------
  Richard Surber                 President and Director            July 19, 2000



/s/David M. Wolfson
-----------------------
David M. Wolfson                 Director                          July 19, 2000



/s/Kevin J. Schillo
-----------------------
Kevin J. Schillo                 Director                          July 19, 2000

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

27             9    Financial Data Schedule "CE"