Form 10QSB
period 2000-08-31
KELLYS COFFEE GROUP INC
filed 2000-10-03
CIK 833209

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2000.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______ .


         Commission file number:  33-2128-D
                                -----------


                           KELLY'S COFFEE GROUP, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)





                Nevada                                      84-1062062
                ------                                      ----------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)





                 268 West 400 South, Salt Lake City, Utah 84101
            ---------------------------------------------------------
               (Address of principal executive office) (Zip Code)


                                 (801) 575-8073
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX                    No
                                        --                      ----


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of September 27, 2000 was 52,074,427.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................6

SIGNATURES.....................................................................7

INDEX TO EXHIBITS..............................................................8












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Kelly's Coffee Group, Inc., a Nevada corporation and predecessors unless otherwise indicated. Unaudited, condensed consolidated interim financial statements including a balance sheet for the Company as of the quarter ended August 31, 2000 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.














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

Balance Sheet................................................................F-2

Statement of Operations......................................................F-3

Statement of Cash Flows......................................................F-4

Notes to Unaudited Financial Statements......................................F-5


                           KELLY'S COFFEE GROUP, INC.
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
                                 August 31, 2000



                                                                            Unaudited
                                                                           August 31,
                                                                              2000
                                                                       -------------------
    ASSETS

     CURRENT ASSETS
            Cash                                                     $          67,090
            Accounts Receivable - related party                                 50,000
            Accounts Receivable - unsettled trades                              29,047
            Marketable securities - available for sale                       1,484,908
                                                                       ---------------
     Total Current Assets                                                    1,631,045

     Property, Plant & Equipment (net)                                         540,554

                                                                       ---------------
    TOTAL ASSETS                                                     $       2,171,599
                                                                       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                              $           8,449
       Short Term Notes Payable                                                360,000
       Net liabilities of discontinued operations                              910,466
                                                                       ---------------
Total Current Liabilities                                                    1,278,915
                                                                       ---------------
TOTAL LIABILITIES                                                            1,278,915

MINORITY INTEREST                                                               54,088

SHAREHOLDERS' EQUITY/ (DEFICIT)
       Preferred stock, $0.001 par value, authorized 5,000,000
       shares; issued and outstanding -0- shares                                    -
       Common stock, $0.001 par value, authorized 100,000,000
       shares;  issued and outstanding 52,074,427                               52,074
       Additional paid-in capital                                            3,182,826
       Accumulated unrealized gains/losses on investments                    1,010,135
       Deficit accumulated prior to the development stage                   (4,522,886)
       Retained earnings accumulated during the development stage            1,116,447
                                                                       ---------------
       Total Stockholders' equity (deficit)                                    838,596
                                                                       ---------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY/(DEFICIT)                                                    $        2,171,599
                                                                       ===============






                       *See Notes To Financial Statements.


                                                         KELLY'S COFFEE GROUP, INC.
                                                UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS



                                                       For the Three Months Ended                   For the Six Months Ended
                                                                August 31                                  August 31
                                                        2000                  1999                 2000                 1999
                                                  -----------------      --------------       ---------------      ------------
Sales                                           $                 -  $                -    $                -  $                 -
General and Administrative                                    7,998              15,807                14,664               15,807
                                                  -----------------      --------------       ---------------      ---------------
          Income (Loss) From Operations                      (7,998)            (15,807)              (14,664)             (15,807)
                                                  -----------------      --------------       ---------------      ---------------
Other Income (Expense)
Interest expense                                            (12,136)                  -               (33,727)                   -
Realized gain on sale of securities                         223,599             197,240               223,599              197,240
                                                  -----------------      --------------       ---------------      ---------------
          Total Other Income (Expense)                      211,463             197,240               189,872              197,240
                                                  -----------------      --------------       ---------------      ---------------
Net Gain (Loss) Before Extraordinary Gain                   203,465             181,433               175,208              181,433
Extraordinary Gain - Debt Settlement                        702,809             755,270               757,859              755,270
Income taxes                                                      -                   -                     -                    -
                                                  -----------------      --------------       ---------------      ---------------
Net Income (Loss)                               $           906,274    $        936,703    $          933,067    $         936,703
                                                  -----------------      --------------       ---------------      ---------------
Other Comprehensive Income, net of tax
          Unrealized holding gains/(losses)              (1,590,814)                  -            (1,010,135)                   -
                                                  -----------------      --------------       ---------------      ---------------
Comprehensive Income/(Loss)                                (684,540)            936,703               (77,068)             936,703

Income (Loss) per share                         $              0.02    $          0.02     $             0.02    $            0.02

Weighted average shares outstanding                      52,074,427         43,555,736             52,074,427           43,555,736
                                                  =================      ==============       ===============     ================





                                        *See Notes to Financial Statements.


                                                      KELLY'S COFFEE GROUP, INC.
                                                  UNAUDITED STATEMENT OF CASH FLOWS


                                                              For the six months ended                 For the three months
                                                                                                               ended
                                                                     August 31,                             August 31,
                                                               2000               1999                2000               1999
                                                          --------------      -------------      --------------      -------------
Cash Flows from Operating Activities
   Net Gain (Loss)                                     $         933,067    $       936,703    $        906,274   $        936,703
      Adjustments to reconcile net loss to
         net cash used in operating activities:
           Depreciation and Amortization                               -                  -                   -                  -
           Increase in accounts receivable                       (29,047)                  -            (29,047)                  -
           Decrease (increase) prepaid expenses                        -                  -                 219                  -
           Gain on settlement of debt                           (757,859)          (775,270)           (757,859)          (775,270)
           Increase (decrease) in accounts payable                 8,071                  -               7,071                  -
           Increase (decrease) in notes payable                  360,000                  -             360,000                  -
           Increase (decrease) in other liabilities               10,277                  -              67,186                  -
                                                          --------------      -------------      --------------      -------------
Net Cash Provided (Used in) Operating
   Activities                                                    524,509            161,433             553,844            161,433
                                                          --------------      -------------      --------------      -------------

Cash flow from Investing Activities:
      Purchase of subsidiaries                                  (540,554)                  -           (540,554)                  -
      Advances to related parties                                      -                  -                   -                  -
      Basis change in marketable securities                       41,681          (144,411)              41,681                  -
                                                          --------------      -------------      --------------      -------------
Net Cash used in Investing Activities                           (498,873)          (144,411)           (498,873)          (144,411)
                                                          --------------      -------------      --------------      -------------

Cash flow from Financing Activities
      Additional Paid in Capital                                  26,606                  -               3,156                  -
      Unrealized gains (losses) on securities                          -                  -                   -                  -
                                                          --------------      -------------      --------------      -------------
Net Cash used in Financing Activities                             26,606                  -               3,156                  -
                                                          --------------      -------------      --------------      -------------

Net Increase (Decrease) in Cash                                   52,242             17,022              58,127             17,022

Cash at Beginning of Period                                       14,848                  -               8,963                  -
                                                          --------------      -------------      --------------      -------------
Cash at End of Period                                  $          67,090    $        17,022    $         67,090   $         17,022
                                                          --------------      -------------      --------------      -------------

Supplemental Disclosures
      Interest paid                                    $               -    $             -    $              -   $              -
      Income taxes paid                                                -                  -                   -                  -




                                        *See Notes to Financial Statements.

                    KELLY'S COFFEE GROUP, INC. AND SUBSIDIARY
            Notes to the Unaudited Consolidated Financial Statements
                                 August 31, 2000

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

 NOTE 2 -         MARKETABLE SECURITIES - available for sale

         The company has applied the principles of Statement of Financial Accounting Standards, No. 115, Accounting for Certain Investments In Debt and Equity Securities. In accordance with the principle, the company has classified all investments as available-for-sale, and has recorded a cumulative unrealized gain on marketable securities of $1,010,135 in excess of the original cost basis. This gain represents the excess market value over the original cost basis in the securities as of August 31, 2000. The following is a summary of marketable securities at August 31, 2000:

         60,000 shares of Liberty Mint (LBMT)
           valued at $0.35 per share                                             $        21,000
         19,044,475 shares of AmeriResource Technologies,  Inc. (ARET)
           valued at $0.035 per share                                                    666,557

         Note: the following securities are currently restricted shares but become free trading within the next 12 months and are therefore carried at market value

         433,725 shares of AmeriResource Technologies,  Inc. (ARET)
           valued at $0.035 per share                                                     15,180
         35,526 shares of Oasis Resorts International, Inc. (OAII)
           valued at $.99 per share                                                       35,171
         100,000 shares of Eagle Wireless International, Inc. (EAG)
           valued at $6.31 per share                                                     631,000
         200,000 shares of Twin Faces East Entertainment
           Corporation (TFAC) valued at $0.22 per share                                   44,000
         36,000 shares of Health Watch (HEAL) valued at
           $2.00 per share                                                                72,000
                                                                                     -----------
                                                                                 $     1,484,908
                                                                                     ===========

All marketable securities represent less than 5% of the outstanding shares in each Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

As used herein the term "Company" refers to Kelly's Coffee Group, Inc., a Nevada corporation and its predecessors, unless the context indicates otherwise. The Company discontinued its operations on February 28, 1998. The Company is a holding company whose subsidiary operates commercial real estate in downtown Witchita, Kansas.

On August 29, 2000, the Company acquired from Cyberbotanical, Inc., 18,400,000 newly issued shares of the common stock of Cyberbotanical in exchange for a cash payment in the sum of $540,554. This number of shares results in the Company's acquiring not less than 90% of the issued and outstanding shares of Cyberbotanical. Cyberbotanical used the proceeds of this sale to acquire title to an office building known as the Board of Trade Building, located at 120 Market, Wichita, Kansas on August 30, 2000. The Company used cash from sales of securities and borrowed $360,000 from CyberAmerica Corporation and its subsidiaries at an interest rate of 18% per annum on a short term basis to fund the acquisition. The loan from CyberAmerica was repaid in full on September 21, 2000, including the payment of all accrued interest.

The Company's board of directors and management had determined that it was in the best of the Company to use its cash resources to purchase this interest in Cyberbotanical and to acquire the improved property for Cyberbotanical to generate positive cash flows. The building is a 48,800 square foot, eight story office building located in the central business district of Wichita, Kansas. Occupancy rates at the building currently exceed 85% and the prior management of the building has been retained to continue operation of the building. The building is rented at an average of approximately $6.00 a square foot by the current tenants, including the prior owners of the building who remain as tenants (For more information on this transaction, please see Form 8-K filed on September 12, 2000).

Prior to signing the agreement for the transaction set forth above the board of directors approved the transaction with a board resolution. The Company does not intend to abandon its search for a merger or acquisition opportunity through which it can acquire or be acquired by an operating entity. Cyberbotanical will be maintained as a separate operation and independent with regard to its management and financial operations with the option to spin off or divest the Company of its interest in Cyberbotanical at some point in the future or to facilitate potential merger candidates of the Company.

The Company settled $702,809 in liabilities (including accrued interest) during the quarter at a cost of $5,000. The Company intends to sign an agreement with Cyberbotanical (CB) whereby all assets of the Company (excepting the 90% interest in CB held by the Company) are transferred to CB in exchange for CB assuming all known liabilities of the Company. The Company believes such a transaction will help facilitate the Company's ability to find a merger or acquisition candidate.

The Company is in the process of attempting to identify and acquire additional favorable business opportunities. The Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. The Company has not entered into an agreement, nor does it have any commitment or understanding to enter into or become engaged in any additional transactions as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in further business opportunities at such time as specific opportunities warrant.

Results of Operations

The Company had no sales revenues for the three months ended August 31, 2000 and 1999. The Company had no sales in the three months ended August 31, 2000 because it ceased operations as of February 28, 1998 as a result of reoccurring losses.

The Company had no costs of sales revenues for the three months ended August 31, 2000 or 1999 because it ceased operations as of February 28, 1998.

General and administrative expenses were $7,998 for the three months ended August 31, 2000, compared to $15,807 for the same period in 1999. The general and administrative expenses decreased for the three months ended August 31, 2000 compared to the same period in 1999 due to limiting activities to attempting to resolve debts and searching for an appropriate candidate for a reverse merger.

The Company recorded net income of $906,274 for the three months ended August 31, 2000 compared to net income of $936,703 for the same period in 1999. The net income recorded for the three months ended August 31, 2000 was attributable to $12,136 in accrued interest on the debt from discontinued operations, which the company is attempting to clear off the books, $7,998 in general administrative expenses, a gain of $702,809 from the settlement of debt, and a realized gain of $223,599 from the sale of securities.

Capital Resources and Liquidity

At August 31, 2000, the Company had current assets of $1,631,045 and total assets of $2,171,599. The Company had a net working capital surplus of $352,130 at August 31, 2000.

Net stockholders' equity in the Company was $892,684 as of August 31, 2000.

The Company's working capital was reduced as a result of a conversion of assets from marketable securities to fixed assets. Stockholder's equity reduced significantly as a result of a change in the value of securities held for investment of $1,590,814. The securities have been marked to current market values as of August 31, 2000. Since the value of the securities held for investment fluctuate according to changes in the market, shareholder equity also fluctuates accordingly.


                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

All the legal proceedings mentioned in the Company's 10KSB filed for the period ended February 29, 2000, were settled as mentioned in that filing. The Company is not aware of any other pending legal proceedings.

ITEM 5.  OTHER INFORMATION

At a Special Shareholder's Meeting held at the offices of the Company on September 20, 2000, a majority of the shareholders of the Company approved a Resolution calling for the Company to change its state of domicile from the State of Colorado to the State of Nevada. The holders of 28,247,903 of the 51,966,427 issued and outstanding shares of the Company were present at the meeting in person or by proxy. Of the 28,247,903 shares present at the meeting, 27,301,649 shares or ninety seven percent (97%) voted in favor or the change of domicile; 837,794 shares or three percent (3%) voted against the resolution to change the Company's domicile; and 108,460 shares or less than one percent (<1%) abstained from the voting.

The 27,301,649 shares voting in favor of the change of domicile represent fifty three percent (53%) of the total issued and outstanding shares of the corporation.

Pursuant to the Resolution adopted by the Shareholders on September 20, 2000, Articles of Merger, merging Kelly's Coffee Group, Inc., a Colorado Corporation into Kelly's Coffee Group, Inc., a Nevada Corporation have been filed with the Secretary of State of Nevada and with the Secretary of State of the State of Colorado.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 7 of this Form 10-QSB, and are incorporated herein by this reference.

(b)      Reports on Form 8-K.
         -------------------

On June 22, 2000, the Company filed Form 8-K reporting that:

         On June 15, 2000, the Company was notified by HJ & Associates, L.L.C. f/k/a Jones, Jensen, and Company, L.L.C. ("HJ") of their resignation as the principal accountant engaged to audit the Company's financial statements. As of the date of the June 22, 2000 filing, the Company had not retained an accounting firm to replace HJ. explanatory paragraph for a going concern uncertainty.

On July 17, 2000, the Company filed Form 8-K reporting that:

         On July 5, 2000, the Company retained Mantyla McReynolds ("Mantyla"), to be the principal accountant engaged to audit the Company's financial statements. The Company's board of directors approved the engagement of Mantyla as the Company's principal accountant.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of October, 2000.


Kelly's Coffee Group, Inc.


/s/ Richard Surber
---------------------------------------
Richard Surber, President and Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Title                          Date

/s/ Richard Surber
-----------------------
  Richard Surber                President and Director         October 3 , 2000



/s/ David M. Wolfson
-----------------------
David M. Wolfson                Director                       October 3 , 2000



/s/ Kevin J. Schillo
-----------------------
Kevin J. Schillo                Director                       October 3 , 2000

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

10(a)         *     Stock Purchase  Agreement  dated  September 12, 2000 for the
                    purchase  of  18,400,000  shares  of  Cyberbotanical,   Inc.
                    (incorporated by reference in Form 8-K filed with the SEC on September 12, 2000.)

10(b)         9     Warranty Deed regarding the purchase of a 48,800 square foot office building in Wichita, Kansas for $540,554.

27            10     Financial Data Schedule "CE"