Form 10QSB
period 2000-11-30
KELLYS COFFEE GROUP INC
filed 2001-01-12
CIK 833209

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2000

   [ ] Transition  report  under Section 13 or 15(d) of  the Securities Exchange
Act of 1934 for the transition period from              to               .
                                           ------------    --------------


         Commission file number:  33-2128-D
                                -----------


                           KELLY'S COFFEE GROUP, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)





              Nevada                                      84-1062062
             --------                                     -----------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)





           268 West 400 South, Salt Lake City, Utah            84101
           -------------------------------------------------------------
         (Address of principal executive office)            (Zip Code)


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


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of January 12, 2001 was 52,074,427.

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

ITEM 5.  OTHER INFORMATION.....................................................6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................6

SIGNATURES.....................................................................7

INDEX TO EXHIBITS..............................................................8








                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Kelly's Coffee Group, Inc., a Nevada corporation, its subsidiary corporations and predecessors unless otherwise indicated. Unaudited, consolidated condensed interim financial statements including a balance sheet for the Company for the period ended November 30, 2000, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.



















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


Balance Sheet................................................................F-2

Statement of Operations......................................................F-3

Statement of Cash Flows......................................................F-4

Notes to Unaudited Financial Statements......................................F-5

















                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]


                                   KELLY'S COFFEE GROUP, INC.
                       (A Development Stage Company Until August 29, 2000)
                          UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET


                                                                                 November 30,
                                                                                     2000
                                                                             ---------------------
ASSETS
Current Assets
      Cash                                                                 $               595,205
      Accounts Receivable                                                                   50,000
      Marketable securities - available for sale (Note 3)                                   52,535
      Prepaid Expenses                                                                       6,236
      Current Notes Receivable                                                             109,181
                                                                             ---------------------
Total Current Assets                                                                       813,157

Fixed Assets                                                                               539,600
     Less: Accumulated Depreciation                                                        (3,663)
                                                                             ---------------------
Total Fixed Assets                                                                         535,937

TOTAL ASSETS                                                               $             1,349,094
                                                                             =====================


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts Payable                                                    $                 39,965
       Accrued Expenses                                                                      11,189
       Net Liabilities of discontinued operations                                           712,739
                                                                              ---------------------
Total Current Liabilities                                                                   763,893
                                                                              ---------------------

TOTAL LIABILITIES                                                                           763,893
                                                                              ---------------------

Minority Interest                                                                             (699)

SHAREHOLDERS' EQUITY
       Preferred stock, $0.001 par value, 50,000 shares authorized,
            none issued and outstanding                                                           -
       Common stock, $0.001 par value, 100,000,000 shares authorized,
            52,074,427 shares issued and outstanding                                         52,074
       Additional paid-in capital                                                         3,233,866
       Unrealized gains (losses) on marketable securities                                  (70,008)
       Accumulated deficit (pre-development stage)                                      (4,522,886)
       Accumulated surplus                                                                1,892,854
                                                                              ---------------------
       Total Stockholders' equity (deficit)                                                 585,900
                                                                              ---------------------

TOTAL LIABILITIES AND
SHAREHOLDERS EQUITY                                                        $              1,349,094
                                                                              ======================





                        See Notes to Financial Statements


                                            KELLY'S COFFEE GROUP, INC.
                                (A Development Stage Company Until August 29, 2000)
                                  UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS



                                                     For the Three months ended                     For the Nine months ended
                                                            November 30                                    November 30
                                                     2000                   1999                   2000                   1999
                                               ----------------        --------------         ---------------        --------------
Revenues
     Rental Revenue                          $           80,279      $              -      $           80,279     $               -
     Other Property Revenue                               1,319                     -                   1,319                     -
     Miscellaneous Revenue                               12,439                                        12,439                     -
                                               ----------------        --------------         ---------------        --------------
Total Revenue                                            94,037                     -                  94,037                     -
                                               ----------------        --------------         ---------------        --------------

Rental Related Expenses                                  49,479                     -                  49,479                     -

Gross Profit Margin                                      44,558                     -                  44,558                     -

Operating Expenses
     General and Administrative                         161,194                39,953                 175,858                55,760
                                               ----------------        --------------         ---------------        --------------
Income (Loss) From Operations                         (116,636)               (39,953)               (131,300)              (55,760)
                                               ----------------        --------------         ---------------        --------------

Other Income (Expense)
     Interest income (expense)                            3,911                     -                 (29,816)                    -
     Realized gain on sale of securities                691,405                45,204                 915,004               242,444
                                               ----------------        --------------         ---------------        --------------
Net gain (loss) before Extraordinary Items              578,680                 5,251                 753,888               186,684

     Extraordinary gain - debt settlement               197,727                     -                 955,586               755,270
                                               ================        ==============         ===============        ==============
Net Income (Loss)                            $          776,407      $          5,251      $        1,709,474     $         941,954

Other Comprehensive Income
     Unrealized holding gains (losses)                  940,127                     -                 (70,008)                    -
                                               ----------------        --------------         ---------------        --------------
Comprehensive Income (Loss)                           1,716,534                 5,251               1,639,466               941,954

Income (Loss) per Share                      $             0.02      $           0.00      $             0.03     $            0.02
                                               ----------------        --------------         ---------------        --------------

Weighted average shares outstanding                  52,074,427            51,555,736              52,074,427            51,555,736
                                               ================        ==============         ===============        ==============



                                        See Notes to Financial Statements.


                                            KELLY'S COFFEE GROUP, INC.
                                (A Development Stage Company until August 29, 2000)
                                  UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                              For the three months ended         For the nine months ended
                                                                 November 30,                           November 30,
                                                            2000               1999                2000               1999
                                                       --------------      -------------      --------------      ------------
Cash Flows from Operating Activities
  Net Income                                         $        776,407    $         5,251   $       1,709,474    $      941,954
     Adjustments to reconcile net income to net
     cash provided by operating activities
        Depreciation and amortization                           3,663                  -               3,663                 -
        Decrease (increase) in accounts receivable           (80,134)                  -           (109,181)                 -
        Decrease (increase) in prepaid expenses               (6,236)                  -             (6,236)                 -
        Gain on sale of securities                          (691,405)           (45,204)           (915,004)         (242,444)
        Gain on settlement of debt                          (197,727)                  -           (945,309)         (775,270)
        Increase (decrease) in accounts payable             (328,484)                  -              39,587                 -
        Increase (decrease) in accrued expenses                11,189                  -              11,189                 -
        Common stock issued for services                        2,207              8,000              22,859             8,000
Net Cash Provided (Used in) Operating
Activities                                                  (510,520)           (31,953)           (188,958)          (67,760)
                                                       --------------      -------------      --------------      ------------

Cash flow from Investing Activities:
     Purchase of fixed assets                                       -                  -           (539,600)                 -
     Sale of  securities                                    1,043,635             18,320           1,308,915            71,149
Net Cash provided by (used in) Investing
Activities                                                  1,043,635             18,320             769,315            71,149
                                                       --------------      -------------      --------------      ------------

Net Cash from Financing Activities
     Stock issued for cash                                          -                  -                   -                 -
     Stock repurchased                                        (5,000)                  -                   -                 -
Net Cash provided by (used in) Financing
Activities                                                    (5,000)                  -                   -                 -
                                                       --------------      -------------      --------------      ------------

Net Increase (Decrease) in Cash                               528,115           (13,633)             580,357             3,389

Cash at Beginning of Period                                    67,090             17,022              14,848                 -
                                                       --------------      -------------      --------------      ------------

Cash at End of Period                                $        595,205    $         3,389   $         595,205    $        3,389
                                                       ==============      =============      ==============      ============



                                    See Notes to Unaudited Financial Statements

                           KELLY'S COFFEE GROUP, INC.
               (A Development Stage Company Until August 29, 2000)
                   Notes to the Unaudited Financial Statements
                                November 30, 2000


NOTE 1 -          ORGANIZATION

         The Company was classified as a development stage company on March 1, 1998, as a result of the dissolution of Kelly-Berg. On August 29, 2000, the company purchased 18,400,000 shares of Witchita Development Corporation (fka/ Cyber Botanical, Inc.) for $540,554, which gave it no less than a 90% interest. Witchita Development used the proceeds from the stock sale to acquire ownership of an 8 story office building in Witchita, Kansas. At that time, the company's status changed from a development stage company to a holding company with a subsidiary who's primary operations are real estate development and property management.

NOTE 2 -          PRELIMINARY NOTE

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

 NOTE 3 -         MARKETABLE SECURITIES - available for sale

         The Company has applied the principles of Statement of Financial Accounting Standards, No. 115, "Accounting for Certain Investments In Debt and Equity Securities". In accordance with the principle, the company has classified all investments as available-for-sale, and has recorded a cumulative unrealized loss on marketable securities of $70,008 in reduction of the original cost basis. This loss represents the reduced market value below the original cost basis in the securities as of November 30, 2000. The following is a summary of marketable securities at November 30, 2000:

         57,500 shares of Liberty Mint (LBMT)
           valued at $0.0469 per share                            $      2,697
         5,000 shares of Axia Group, Inc (AXIA)
           valued at $0.8125 per share                                   4,063
         46,173 shares of Twin Faces East Entertainment (TFAC)
           valued at $0.0938 per share                                   4,331

                           KELLY'S COFFEE GROUP, INC.
               (A Development Stage Company Until August 29, 2000)
             Notes to the Unaudited Financial Statements (continued)
                                November 30, 2000

Note: the following securities are currently restricted shares but become free trading within the next 12 months and are therefore carried at market value

         28,800 shares of Healthwatch International (HEAL)
           valued at $0.6875 per share                                   19,800
         35,526 shares of Oasis Resorts International, Inc. (OAII)
           valued at $.2031 per share                                     7,215
         153,827 shares of Twin Faces East Entertainment (TFAC)
           valued at  $.0938 per share                                   14,429
                                                                         ------
                                    Total Marketable Securities      $   52,535
                                                                      =========

               All  marketable   securities   represent  less  than  5%  of  the
outstanding shares in each Company.

NOTE 4 -       NOTES RECEIVABLE

               On September 14, 2000, the Company extended a loan to World Alliance Consulting for $100,000 at 18% annual interest. The note along with all accrued interest was scheduled to be paid on November 14, 2000. The company extended the loan to January 14, 2001 in return for an increase in the principle amount of $5,000. The specific details of the note are as follows:

                        Principle Loan Amount                       $ 100,000.00
                                Interest accrued to Nov 14, 2000        3,357.13
                        Loan extension Fee                              5,000.00
                                Interest accrued 11/15 - 11/30            824.19
                                                                    ------------
                        Total Loan Payoff as of November 30, 2000   $ 109,181.32

NOTE 5 -       SUPPLEMENTAL SCHEDULES

               The accompanying schedules are provided to demonstrate the respective contribution made to the balance sheet and income statements consolidated above by both the parent company and the subsidiary company for the period ended November 30, 2000. It is important to note that the subsidiary company is being spun off during the first quarter of 2001, in a distribution to Kelly's Coffee Group (parent) shareholders. Also, in accordance with consolidation rules, some items have been eliminated in the consolidation process which appear on the individual balance sheets.

                                                                  Witchita
                                  Kelly's Coffee                Development
                               ---------------------       ---------------------
Balance Sheet
  Assets
    Cash                         $           112,766        $            482,439
    Accounts Receivable                            -                     112,253
    Marketable Securities                          -                      52,535
    Prepaid Expenses                               -                       6,237
    Notes Receivable                         109,181                           -
    Investment in Subsidiaries               540,554                           -
    Fixed Assets (net)                             -                     535,937
                                     ===============          ==================
  Total Assets                   $           762,501        $          1,189,401


                                    KELLY'S COFFEE GROUP, INC.
                       (A Development Stage Company Until August 29, 2000)
                     Notes to the Unaudited Financial Statements (continued)
                                        November 30, 2000



                                                                               Witchita
                                                     Kelly's Coffee           Development
                                                  --------------------   ---------------------
  Liabilities
    Accounts Payable                           $            94,317        $              7,902
    Accrued Expenses                                             -                      11,189
    Liabilities-Discontinued Operations                          -                     712,739
                                                   ---------------          ------------------
   Total Liabilities                                        94,317                     731,830

  Minority Interest                                              -                       (699)

  Equity
    Common Stock                                            52,074                      19,507
    Paid in Capital                                      3,233,866                     520,348
    Unrealized Gains (Losses)                                    -                     (70,008)
    Accumulated Deficit (pre-development)               (4,522,886)                          -
    Accumulated Surplus (deficit)                        1,905,130                    (11,577)
                                                   ---------------          ------------------
  Total Equity                                             668,184                     458,270
                                                   ===============          ==================
  Total Equity and Liabilities                 $           762,501        $          1,189,401




                                                                               Witchita
                                                     Kelly's Coffee           Development
                                                   -------------------   ---------------------
Income Statement
  Revenues
    Rental Revenues                                              -                      80,279
    Other Property Related Income                                -                       1,319
    Miscellaneous Income                                    12,439                           -
                                                  ----------------          ------------------
  Total Revenues                                            12,439                      81,598
   Rental Expenses                                               -                      49,479
                                                  ----------------          ------------------
 Gross Profit Margin                                        12,439                      32,119
   General & Administrative Expense                         91,403                      62,310
                                                  ----------------          ------------------
  Income (Loss) from Operations                            (78,964)                    (30,191)
  Other Income (Expense)
    Interest                                                 1,790                       2,121
    Realized gain (loss) on sale of securities             664,263                      27,142
                                                  ----------------          ------------------
  Net Income (Loss) before Extraordinary Items             587,089                        (928)
    Extraordinary gain - debt settlement                   197,727                           -
                                                  ----------------          ------------------
  Net Income (Loss)                                        784,816                        (928)
                                                  ================          ==================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

As used herein the term "Company" refers to Kelly's Coffee Group, Inc., a Nevada corporation its subsidiaries and predecessors, unless the context indicates otherwise. The Company is a holding company whose subsidiary operates commercial real estate in downtown Witchita, Kansas.

On August 29, 2000, the Company acquired 18,400,000 newly issued shares of the common stock of from Witchita Development Corporation (WDC) formerly known as Cyberbotanical, Inc., in exchange for a cash payment in the sum of $540,554. The acquisition rendered no less than a 90% ownership of the issued and outstanding shares of WDC. WDC applied the proceeds of this sale to acquire title to an office building known as the Board of Trade Building, located at 120 Market, Wichita, Kansas on August 30, 2000.

The Board of Directors determined that investing in WDC and acquiring improved property would generate positive cash flows for the Company. The 48,800 square foot, eight story office building is located in the central business district of Wichita, Kansas. Occupancy rates for the building currently exceed 85%. Property management for the building has been retained. The building is rented at an average of approximately $6.00 a square foot by the current tenants, including the prior owners of the building who remain as tenants. (For more information regarding this transaction, please see Form 8-K filed on September 12, 2000. )

The Company signed an agreement with WDC on October 17, 2000, whereby all assets and liabilities from its discontinued operations were to be transferred by the Company to WDC. This was done in an effort to facilitate the ability to complete a merger or acquisition candidate. Accordingly, all of the Company's assets consisting of cash, receivables and marketable securities were also transferred to WDC as compensation for assumption of the Company's liabilities. Moreover, WDC agreed to indemnify and protect the Company from debts and liabilities resulting from discontinued operations. During the quarter ended November 30, 2000, the Company settled $197,727 in liabilities (including accrued interest) at a cost of $100 prior to the transfer of assets and liabilities to WDC.

The Company continues to attempt to identify and acquire additional favorable business opportunities. The Company has reviewed and evaluated a number of business ventures for possible acquisition or participation. The Company has not entered into an agreement, nor does it have any commitment or understanding to enter into or become engaged in any additional transactions as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in further business opportunities at such time as specific opportunities warrant.

Results of Operations

The Company generated $94,037 in revenues for the three months and nine months ended November 30, 2000. Revenues for both periods were comprised of rental revenues generated after September 1, 2000, from WDC's purchase of The Board of Trade Building in Witchita, Kansas on August 31, 2000. The Company had $0 revenues before August 31, 2000, due to lack of operations.

The Company had costs of sales revenues of $49,479 for the three months and nine months ended November 30, 2000, and $0 for the same periods in 1999. General and administrative expenses were $161,194 and $175,858 for the three months and nine months ended November 30, 2000, compared to $39,953 and $55,760 for the same periods in 1999. The general and administrative expenses increased for the three and nine month periods ended November 30, 2000, compared to the same period in 1999 due to activities related to the sale of securities, commissions paid on the building purchase, registration of stock in its subsidiary and proxies, as well as merger and change of domicile activities. The Company continues to attempt to resolve debts and search for an appropriate candidate for a reverse merger.

The Company recorded net income of $776,407 and $1,709,474 for the three and nine month periods ended November 30, 2000 compared to net income of $5,251 and $941,954 for the same periods in 1999. Net income for 2000 recorded for the three months ended November 30, 2000, was attributable to $116,636 in losses from operation, $695,316 in income from securities sales and interest, and $197,727 in gains from the settlement of debt. Net income for 2000 recorded for the nine months ended November 30, 2000, was attributable to $131,300 in losses in operation, $885,188 in income from securities sales and interest, and $955,586 in gains from the settlement or write off of debt. Significant changes in net income from periods ended 1999 to 2000 are attributable to the sale of securities and debt settlement.

Capital Resources and Liquidity

At November 30, 2000, the Company had current assets of $813,158 and total assets of $1,349,094. The Company had a net working capital surplus of $49,265 at November 30, 2000.

Net stockholders' equity in the Company was $585,901 as of November 30, 2000, compared to a deficit of $1,055,974 for the same period in 1999. The Company's net stockholder's equity improved by $1,641,875 primarily as a result of the Company's ability to extinguish debt for nominal expense and gains on securities sales.

The Company's working capital decreased due to sale of securities. The securities are marked to current market values as of November 30, 2000. As the securities value held for investment fluctuate according to changes in the market, the value of shareholder equity also fluctuates accordingly.


                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

All the legal proceedings mentioned in the Company's 10KSB filed for the period ended February 29, 2000, were settled as mentioned in that filing. The Company is not aware of any other pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Shareholder's Meeting held at the offices of the Company on September 20, 2000, a majority of the shareholders of the Company approved a resolution calling for the Company to change its state of domicile from the State of Colorado to the State of Nevada. The holders of 28,247,903 of the 52,047,427 issued and outstanding shares of the Company were present at the meeting in person or by proxy. Of the 28,247,903 shares present at the meeting, 27,301,649 shares or ninety seven percent (97%) voted in favor or the change of domicile; 837,794 shares or three percent (3%) voted against the resolution to change the Company's domicile; and 108,460 shares or less than one percent (<1%) abstained from the voting.

ITEM 5.  OTHER INFORMATION

The Company filed an SB-2 to register eighteen million four hundred thousand (18,400,000) shares of its WDC stock. The Company agreed to distribute the shares pro-rata to its shareholders of record on January 1, 2001. The Securities and Exchange Commission gave the offering an effective date of January 2, 2001, at 9:00 a.m. eastern standard time. The Company is in the process of distributing the shares to its shareholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 7 of this Form 10-QSB, and are incorporated herein by this reference.

(b)      Reports on Form 8-K.
         -------------------

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of January, 2001.


                                       Kelly's Coffee Group, Inc.



                                         /s/ Richard Surber
                                       --------------------------
                                       Richard Surber, President and Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                   Title                            Date




  /s/ Richard Surber
-----------------------
Richard Surber              President and Director         January 12, 2001




 /s/ David M. Wolfson
 ---------------------
David M. Wolfson            Director                       January 12, 2001




 /s/ Kevin J. Schillo
----------------------
Kevin J. Schillo            Director                       January 12, 2001

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

3(iii)        *     Articles of  Incorporation  of Kelly's  Coffee  Group,  Inc.
                    (Nevada) (incorporated herein by reference from Appendix B of the Company's Form 14-A as filed with the Securities and Exchange Commission on August 17, 2000 .)

4(a)          *     Form of certificate  evidencing  shares of "Common Stock" in the Company (incorporated from Exhibit 4(a) to the Company's
                    Form  S-18  as  filed  with  the   Securities  and  Exchange
                    Commission on September 16, 1988 ).

10(a)         *     Stock Purchase  Agreement  dated September 12, 2000, for the
                    purchase  of  18,400,000  shares  of  Cyberbotanical,   Inc.
                    (incorporated by reference in Form 8-K filed with the SEC on September 12, 2000.)

10(b)         *     Purchase   Agreement  dated  October  17,2000  to  sell  and
                    transfer  assets and  liabilities  to  Witchita  Development
                    Company  (f.k.a   Cyberbotanical,   Inc.)  (incorporated  by
                    reference in Form 8-K filed with the SEC on October 19, 2000.)


               * Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.