Form 10KSB
period 2000-12-31
KELLYS COFFEE GROUP INC
filed 2001-03-27
CIK 833209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [  ]       Annual report under Section 13 or 15(d) of the Securities Exchange
 Act of 1934 for the fiscal year ended ______________.

   [X ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from March 1, 2000 to December 31, 2000.

     Commission file number: 33-2128-D
                             ---------

                           Kelly's Coffee Group, Inc.
                        ---------------------------------
                 (Name of Small Business Issuer in Its Charter)


                Nevada                                     84-1062062
               --------                                   ------------
    (State or Other Jurisdiction of                     (I.R.S. Employer
    Incorporation or Organization)                     Identification No.)


            268 West 400 South, Suite 300, Salt Lake City, Utah 84101
       -------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (801) 575-8073
           ----------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

      Title of Each Class             Name of each Exchange on Which Registered
      -------------------             ------------------------------------------
Common Stock ($0.001 Par Value)                          None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes    X                   No
                ------                    ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The issuer's total consolidated revenues for the year ended December 31, 2000 were $0.

The aggregate market value of the registrant's Common Stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $981,754 based on the average closing bid and asked prices for the Common Stock on March 21, 2000.

On December 31, 2000, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 51,964,427.

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I


Item 1.    Description of Business............................................1

Item 2.    Description of Property............................................9

Item 3.    Legal Proceedings.................................................12

Item 4.    Submission of Matters to a Vote of Security-Holders...............13


                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters..........13

Item 6.    Management's Discussion and Analysis or Plan of Operation.........14

Item 7.    Financial Statements..............................................-1

Item 8.    Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure...............................17

                                    PART III

Item 9.    Directors and Executive Officers..................................17

Item 10.   Executive Compensation............................................18

Item 11.   Security Ownership of Certain Beneficial Owners and Management....19

Item 12.   Certain Relationships and Related Transactions....................20

Item 13.   Exhibits, List and Reports on Form 8-K............................20

           Signatures........................................................22

           Index to Exhibits.................................................23

ITEM 1.       DESCRIPTION OF BUSINESS

General.

As used herein the term "Company" refers to Kelly's Coffee Group, Inc., a Nevada corporation and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was incorporated under the laws of the State of Colorado on April 20, 1987. The Company has undergone several name changes since its organization. The Company moved its domicile to the State of Nevada on October 5, 2000 by merging with a Nevada Corporation established for the purpose of facilitating the change of domicile. The Company has been involved in several business activities, all of which have been discontinued. The Company's principal business activity from December 1995 to February of 1998 was the manufacture of store fixtures, showcases, and other specialty items for jewelers and other retailers. The Company decided to discontinue its manufacturing and distribution of store fixtures due to a lack of funding and increased losses on February 28, 1998. On August 29, 2000, the Company became a holding company by purchasing a majority interest in Wichita Development Corporation ("Wichita"), whose primary business function became real estate operations. On January 2, 2000, subsequant to the period covered by this report, the Company divested itself of its majority interest in Wichita in a registered spin off of its Wichita shares to its shareholders of record on January 1, 2000. For more information on the Company's prior manufacturing and distribution operations, see "Item 1. Description of Business" in the Company's February 28, 1997, Form 10-KSB incorporated herein by reference.

Wichita Development Corporation

Wichita Development Corporation was formed as a Nevada corporation under the name "Cyberbotanical, Inc." on February 15, 1996, for the purpose of specializing in Internet "virtual mall" development. Cyberbotanical Inc. ("Cyberbotanical") was one of over 40 related companies whose plan was to create a virtual mall with theme based stores to sell merchandise over the Internet. Cyberbotanical's virtual store was tentatively set up to sell botanicals. Cyberbotanical became a shell company during the last quarter of 1996 as a result of a decision by its parent company, Cybermalls Inc., not to fund Cyberbotanical's planned operations.

In August of 2000, Cyberbotanical's management decided to become involved in the business of operating and investing in real estate. The plan being to acquire a piece of commercial real estate based on which Cyberbotanical could develop a real estate investment strategy. Subsequent to reviewing prospective acquisitions from around the country, Cyberbotanical identified a commercial office building located in downtown Wichita, Kansas as a possible business opportunity. Cyberbotanical purchased the Trade Center Building for $540,554 on August 30, 2000. On October 12, 2000, Cyberbotanical changed its name from Cyberbotanical, Inc. to Wichita Development Corporation.

Trade Center Building

The Trade Center Building is a 48,800 square foot, seven story office building located in the central business district of Wichita, Kansas which encloses 48,541 square feet of rentable space. Occupancy rates at the building currently exceed 83%. The building is rented at an average of approximately $8.00 a square foot by the current tenants, who include the prior owners of the building. The property is considered class "B" space. The Trade Center Building is 79 years old.
Cyberbotanical's decision to purchase the Trade Center Building was influenced by the relatively consistent occupancy rate, the cost of new construction in the area, and the City of Wichita's efforts to revitalize the downtown area.

The City of Wichita has experienced a significant expansion of available commercial office space over the past five to ten years. The trend has been towards building new space outside of the downtown area. Despite this trend, the overall vacancy rate for class "B" office space has decreased since 1997. The average vacancy rates for class "B" space was 24% in 1997 and was approximately 18% in 1999. However, vacancy rates for class "A" and class "C" space has increased since 1997. Overall, the vacancy rate in the downtown area has remained relatively consistent at 19% since 1997. The Trade Center Building enjoys a 17% vacancy rate in line with other similar properties in the area. The Company believes that this consistency in occupancy will enable it to move forward with its plans to acquire additional properties without the problems associated with negative cash flows that result from low occupancy.

The City of Wichita has been involved in an aggressive redevelopment effort to revitalize Wichita's downtown business area. The City recently finished a major renovation of Douglas Street, the city's main thoroughfare in the downtown area. The "Old Town" area has been extensively renovated with restaurants, clubs, shops, and a farm and art market. The City is actively working to save historic structures and reinvigorate the downtown area. Public and private funds spent since 1990 in redevelopment efforts are approaching the half billion dollar mark, including the sixty million dollar Exploration Place Science Center which opened in 1999. We believe that the City's commitment to redevelopment will contribute to the continued viability of the downtown area, which will encourage tenants to move into and remain in office space located downtown.

Operating Data

The operation of the Trade Center Building is overseen by R.E. & C.N. Black, Inc. pursuant to a management agreement entered into on August 19, 1997, and renewed effective September 1, 2000. One of the principals of R.E. & C.N. Black, Inc. is one of the prior owners and a current tenant of the Trade Center Building. We agreed to compensate R.E. & C.N. Black, Inc. at the rate of $1,500 per month plus 3% of lease value for leasing new space, in addition to 2.5% of value for lease renewals. R.E. & C.N. Black, Inc. agreed to manage the property, provide maintenance, and collect rent. R.E. & C.N. Black, Inc. is also solely responsible for renting the vacant space in the building.

The Trade Center Building generates average monthly lease and rental revenues of twenty-seven thousand two-hundred sixty-four dollars ($27,264). Five-thousand one-hundred twenty-eight dollars ($5,128) per month is received from tenants occupying 9,307 square feet of space on a month to month basis, twenty-one thousand six-hundred ninety-six dollars ($21,696) is generated from leases of 31,000 square feet, and four-hundred thirty-eight dollars ($438) per month is received from rental of storage space on the premises. The Trade Center Building currently houses ten unrelated tenants. Four of these tenants rent a total of 9,307 feet on a month-to-month basis. Five tenants have leases expiring December 31, 2001, which leases represent 19,109 square feet or 39% of the available space. One tenant has a lease on 8,809 square feet which expires August 31, 2002, which lease represents 18% of the available space. One tenant has a lease on 3,082 square feet which expires February 28, 2003, which lease represents 6% of the available space.

Three of our current tenants occupy more than 10% each of our available rental space in the Building. The nature of the business of each of these tenants and the principal provisions of their leases are outlined below:

     1. Southwest Internet Access, Inc. is an Internet service provider which rents 8,809 square feet of building space (18%) for $7,792 per month pursuant to a lease which expires August 31, 2002.

     2. New England Life Insurance Company is an insurance company which rents 9,537 square feet of building space (20%) for $6,786 per month pursuant to a lease which expires December 31, 2001.

     3. The Office and Technology Center is a secretarial service which rents 4,321 square feet of building space pursuant to a lease which expires December 31, 2001 and rents 4,724 feet of building space on a month-to-month basis (a total of 18%) for a total rental of $3,725.

The Trade Center Building is located in the downtown business area of Wichita, Kansas. The downtown area vacancy rate for class "B" office space, similar to that space found in the Trade Center Building,, currently averages 17.8%, and has dropped in recent years from 24% in 1997 to 17.8% in 1999. Overall, vacancy rates for all office space in the downtown area has remained relatively constant over the past three years averaging between 18.5% and 19% in the years 1997 through 1999. While vacancy rates on class "A" and "C" office space have risen, the vacancy rate for class "B" office space has declined leading to little change in vacancy rates downtown. For more detailed information respecting Wichita Development Corporation, refer to Form 10-KSB filed by Wichita Development Corporation for the year ended December 31, 2000.

On January 2, 2001, pursuant to an SB-2 Registration of the shares of Wichita, the Company distributed to its shareholders, one share of Wichita common stock for each three shares of stock owned in the Company, with fractional shares being rounded up to the next whole share. This distribution of Wichita shares reduced the stock ownership of the Company in Wichita to a small percentage of Wichita's outstanding shares. The distribution of Wichita Shares divested the Company of control of Wichita.

Following the January 2, 2001 distribution of shares in its subsidiary in the registered spin off, the Company again became a shell company whose purpose is to acquire operations through an acquisition or merger

Forward Looking Business Plan

Since the Company discontinued its operations on January 2, 2001 by divesting itself of its majority ownership of Wichita, it has attempted to identify and acquire a favorable business opportunity. The Company intends to review and evaluate business ventures for possible acquisition or participation by the Company. As of the date of this filing, the Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction. The Company intends to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities are presented.

To the date of this filing, opportunities have been made available to the Company through its officers and directors and through professional advisors including securities broker-dealers and through members of the financial community. It is anticipated that business opportunities will continue to be available primarily from these sources.

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis regarding the quality of the other firm's management and personnel, the asset base of such firm or enterprise, the anticipated acceptability of new products or marketing concepts, the merit of the firm's business plan, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

The Company currently has no commitment or arrangement to participate in a business, and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

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

Selection of a Business

The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on "word of mouth," the Company may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

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

Pursuant to the informal agreements between the Company and Hudson Consulting Group, Inc., Hudson is entitled to 10% of the Company's issued and outstanding shares after reorganization in addition to an undetermined amount of cash to cover costs, expenses, and fees. Hudson is a shareholder of the Company and has officers and directors that are the same as the those of the Company.

The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture, or a more established company entering a new phase of growth, or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances, the management of such a venture will not have proved its ability, the eventual market of such venture's product or services will not likely be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

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

In connection with the Company's acquisition of a business, the present shareholders of the Company, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of the Company's Common Stock held by them at a significant premium over their original investment in the Company. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Although the Company's present shareholders did not acquire their shares of Common Stock with a view toward any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the amount of shares held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such shares after the business reorganization. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the

Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy out transaction.

In the event sales of shares by present shareholders of the Company, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered to management for their shares is acceptable, management will be tempted to affect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

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

The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company, and such other management.

The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally, such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

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

Employees

The Company was a development stage company until August 30, 2000 and returned to a development stage company on January 2, 2001 and currently has no employees. Executive officers, will devote only such time to the affairs of the Company as they deem appropriate, which is estimated to be approximately 10 hours per month per person. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

Reports to Security Holders

The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. Should the Company choose to create an annual report, it will contain audited financial statements. The Company will file all of its required information with the Securities and Exchange Commission ("SEC").

The public may read and copy any materials that are filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1- 800-SEC-0330. The statements and forms filed by the Company with the SEC have been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at: http://www.sec.gov.

ITEM 2.       DESCRIPTION OF PROPERTY

The Company owns no real property. Wichita Development Corporation, the Company's majority owned subsidiary at December 31, 2000, owns real property as set out below. The Company currently uses the offices, office equipment and support staff of Hudson Consulting Group, Inc. ("Hudson") at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101. The Company currently has no written lease agreement with Hudson.

Wichita Development Corporation Property

Location and Description

Wichita Development Corporation owns an office building in Wichita, Kansas known as the Trade Center Building. The building was purchased for $540,554 on August 30, 2000. The Trade Center Building, which opened in 1921, is located in the downtown business district of Wichita, Kansas, at 120 South Market Street, Wichita, Kansas. The building is a 48,500 square foot, seven story office building. Occupancy rates currently exceed 83%. One of the prior owners of the Trade Center Building has been retained to continue operation of the building. The building is rented at an average of approximately $8.00 a square foot by the current tenants, who include the prior owners.

Description of Real Estate and Operating Data

The operation of the Trade Center Building is overseen by R.E. & C.N. Black, Inc. pursuant to a management agreement entered into on August 19, 1997, and renewed effective September 1, 2000. One of the principals of R.E. & C.N. Black, Inc. is one of the prior owners and a current tenant of the Trade Center Building. Wichita has agreed to compensate R.E. & C.N. Black, Inc. at the rate of $1,500 per month plus 3% of lease value for leasing new space, in addition to 2.5% of value for lease renewals. R.E. & C.N. Black, Inc. agreed to manage the property, provide maintenance, and collect rent. R.E. & C.N. Black, Inc. is also solely responsible for renting the vacant space in the building.

Wichita has no present plans to renovate the building or otherwise carry out any capital improvements to the property. Wichita intends to continue to rent the existing space without renovation or improvement, unless such renovations or improvements are paid for by existing or prospective tenants.

The Trade Center Building generates average monthly lease and rental revenues of twenty-seven thousand two-hundred sixty-four dollars ($27,264). Five-thousand one-hundred twenty-eight dollars ($5,128) per month is received from tenants occupying 9,307 square feet of space on a month to month basis, twenty-one thousand six-hundred ninety-six dollars ($21,696) is generated from leases of 31,000 square feet, and four-hundred thirty-eight dollars ($438) per month is received from rental of storage space on the premises.

The Trade Center Building currently houses ten unrelated tenants. Four of these tenants rent a total of 9,307 feet on a month-to-month basis. Five tenants have leases expiring December 31, 2001, which leases represent 19,109 square feet or 39% of the available space. One tenant has a lease on 8,809 square feet which expires August 31, 2002, which lease represents 18% of the available space. One tenant has a lease on 3,082 square feet which expires February 28, 2003, which lease represents 6% of the available space.


Three of Wichita's current tenants occupy more than 10% each of our available rental space in the Building. The nature of the business of each of these tenants and the principal provisions of their leases are outlined below:

     1. Southwest Internet Access, Inc. is an Internet service provider which rents 8,809 square feet of building space (18%) for $7,792 per month pursuant to a lease which expires August 31, 2002.

     2. New England Life Insurance Company is an insurance company which rents 9,537 square feet of building space (20%) for $6,786 per month pursuant to a lease which expires December 31, 2001.

     3. The Office and Technology Center is a secretarial service which rents 4,321 square feet of building space pursuant to a lease which expires December 31, 2001 and rents 4,724 feet of building space on a month-to-month basis (a total of 18%) for a total rental of $3,725.


The Trade Center Building is located in the downtown business area of Wichita, Kansas. The downtown area vacancy rate for class "B" office space, similar to that space found in the Trade Center Building, currently averages 17.8%, and has dropped in recent years from 24% in 1997 to 17.8% in 1999. Overall, vacancy rates for all office space in the downtown area has remained relatively constant over the past three years averaging between 18.5% and 19% in the years 1997 through 1999. While vacancy rates on class "A" and "C" office space have risen, the vacancy rate for class "B" office space has declined leading to little change in vacancy rates downtown.

Nonetheless, there has been an out-migration of tenants from the downtown area to suburban office space in recent years. This trend will most likely continue as new office space is built in suburban areas of Wichita. However, since per square foot rental rates in the downtown area are often as much as 50% less than similar suburban office space, there continues to be a demand for space in downtown office buildings.

While Wichita believes that lower rental rates and aggressive marketing of its office space will allow it to keep its space filled at or above the market level, there can be no assurance that vacancy rates will not rise in the downtown area as more suburban office space becomes available, or that Wichita will be able to maintain its current level of occupancy in its building.

The federal tax basis for the Trade Center Building is five hundred forty thousand five hundred fifty-four dollars ($540,554). Based on an assessed valuation of $112,500, the realty taxes for 2000 were $13,458.67. Wichita is depreciating the property over a 39 year period and uses the straight line method of accounting for depreciation purposes. Wichita is of the opinion that the Trade Center Building is adequately covered by insurance.

Investment Policies

Wichita's investment policy is to actively pursue the acquisition of real estate for investment income and appreciation in property value. Wichita intends to place an emphasis on acquiring property which its management feels is undervalued. Rather than limiting itself to specific types of real estate, Wichita's policy will be to focus primarily on terms of financing and potential return on capital. Wichita intends to look for properties that can be purchased by assuming existing favorable financing and satisfying the balance of any purchase price with nominal cash payments or some combination of cash and an issuance of its common stock. Once properties are acquired, Wichita intends to lease primarily to commercial tenants. Wichita is prepared to make limited improvements to properties acquired with the objective of increasing occupancy, improving cash flows and enhancing potential resale value.

Wichita has no present intention to invest in first or second mortgages, interests in real estate investment trusts or real estate limited partnerships. However, its board of directors is not precluded in the future from considering or participating in such investments

Wichita currently has no limitations on the percentage of assets which may be invested in any one investment, or the type of securities or investment in which it may invest. However, Wichita's board of directors in its discretion may set policies without a vote of Wichita's securities holders regarding the percentage of assets which may be invested in any one investment, or type of investment. Wichita's current policy is to evaluate each investment based upon its potential capital return to Wichita on a relatively short term basis. Furthermore, Wichita does not plan to enter into the business of originating, servicing, or warehousing mortgages or deeds of trust, except as may be incidental to its primary purpose of acquiring real estate.

ITEM 3.       LEGAL PROCEEDINGS

The following case may have a material impact on the Company:

Kelly's Coffee Group, Inc. vs. Rollerball International, Inc. Suit was filed on behalf of Kelly's against Rollerball International Inc., a Delaware corporation with its place of business in Los Angeles, California on November 16, 2000 in the Third Judicial District Court for the County of Salt Lake, State of Utah, civil cause no. 000909340. The case seeks the recovery of damages for the failure of Rollerball to deliver 312,500 shares of the common stock of Rollerball. Kelly's is alleging a complete failure to perform on the part of Rollerball and seeks recission of the agreement to purchase the shares and the return of the $50,000 purchase price. Kelly's further seeks damages under the

Utah Uniform Securities Act in the form of treble damages. A Summons and Complaint was served on Rollerball and a response to the suit's allegations was due by Rollerball no later than March 20, 2001. As of the date of this filing, no response has been received. The Company's Counsel has been instructed to proceed in an attempt to obtain a default judgment in the amount of $150,000.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Shareholder's Meeting held at the offices of the Company on September 20, 2000, a majority of the shareholders of the Company approved a resolution calling for the Company to change its state of domicile from the State of Colorado to the State of Nevada. The holders of 28,247,903 of the 51,966,427 issued and outstanding shares of the Company were present at the meeting in person or by proxy. Of the 28,247,903 shares present at the meeting, 27,301,649 shares or ninety seven percent (97%) voted in favor of the change of domicile; 837,794 shares or three percent (3%) voted against the resolution to change the Company's domicile; and 108,460 shares or less than one percent (<1%) abstained from the voting. The 27,301,649 shares voting in favor of the change of domicile represent fifty three percent (53%) of the total issued and outstanding shares of the corporation.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

The Company's common stock is quoted on the Electronic Bulletin Board under the symbol, KLYS. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2000 and 1999 are as follows:


YEAR           QUARTER                       HIGH               LOW
               ENDING
1999           March 31, 1999                $0.0625            $0
               June 30, 1999                 $0.10              $0.02
               September 30, 1999            $0.10              $0.04
               December 31, 1999             $0.09              $0.02
2000           March 31, 2000                $1.625             $0.01

               June 30, 2000                 $0.45              $0.045
               September 30, 2000            $0.08              $0.027
               December 31, 2000             $0.065             $0.021


On December 31, 2000, The number of issued and outstanding shares of the Company's common stock was 51,964,427, and the approximate number of holders of record of the Company's common stock was 338. No cash dividends were paid during the fiscal years ending December 31, 2000 and February 29, 2000.

RECENT SALES OF UNREGISTERED SECURITIES

The following is a list of all unregistered securities sold by the Company within the period covered by this report, including, where applicable, the identity of the person who purchased the securities, title of the securities, and the date sold.

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

Beginning on March 6, 2000, the Company issued 31,704 shares of common stock to Mick Schumacher and 31,704 shares of common stock to Terry Seipert as part of a settlement of all outstanding claims asserted by Mr. Schumacher and Mr. Seipert against the Company, pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there were only two offerrees who were issued stock for services rendered to the Company; (3); there were no subsequent or contemporaneous public offerings of the stock; (4) the stock was not broken down into smaller denominations; and (5) the negotiations for the sale of the stock took place directly between the offerees and the Company.


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

The Company was briefly a holding company but is now, at the time of this filing, a development stage company and currently has no employees. The Company has no current plans to make any changes in the number of employees.

Results of Operations

The Company recorded $0 in sales revenues for the fiscal year ended December 31, 2000 and $0 for the fiscal year ended February 29, 2000. The Company had previously discontinued its operations in the year ended February 28, 1998. The Company began operations as a holding company on August 29, 2000. On January 2, 2001, the Company began distribution of the bulk of its holdings in its subsidiary, and thus ceased to be a holding company and returned to a development stage company.

Income

Net income for the year ended December 31, 2000 was $2,202,761 compared to $492,884 in the year ended February 28, 2000, an increase of 347%. The $1,709,877 increase in net income was largely attributable to a reduction in general and administrative expenses of $217,663, an increase of $728,127 in other income due mostly in part to a $928,216 realized gain on the sale of securities, and an increase of $763,887 in extraordinary items consisting of approximately $592,623 in items attributable settlement of debt by the subsidiary and a $171,264 increase in gains on the settlement of debt by the Company prior to transferring its assets and liabilities to the subsidiary.

Expenses

General and administrative expenses for the year ended December 31, 2000, were $210,359 compared to $428,022 for the year ended February 29, 2000. The decrease in General and Administrative expenses resulted from the Company's ability to fund operations through the sale of marketable securities and thus not need to incur expenses previously funded by issuance of stock.

Depreciation and amortization expenses for the years ended December 31, 2000 were $0. The Company had no depreciation and amortization expenses for the year ended February 29, 2000.

Cost of Sales

The Company had no cost of sales for the years ended December 31, 2000 and February 29, 2000.

Impact of Inflation

The Company believes that inflation may have a negligible effect on future operations. The Company believes that it may be able to offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow provided by operating activities was $230,209 for the year ended December 31, 2000 and $276,360 for the year ended February 29, 2000. The decrease was due to changes relating to the settlement of debt and income attributable to the subsidiary company. Cash flow used by investing activities was $14,824 for the year ended December 31, 2000 and $261,512 for the year ended February 29, 2000. The decrease was due to net changes in marketable securities and purchase of the subsidiary corporation.

Cash flow used by financing activities was $147,591 for the year ended December 31, 2000 and $0 for the year ended February 29, 2000. The increase is due to changes in amounts due to the parent from the subsidiary company.

ITEM 7.       FINANCIAL STATEMENTS

     The Company's financial statements for the fiscal year ended December 31, 2000 are attached hereto as pages F-1 through F-11.










                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                           KELLY'S COFFEE GROUP, INC.
               (a development stage company until August 29, 2000)

                              FINANCIAL STATEMENTS

                                December 31, 2000

                       [WITH INDEPENDENT AUDITORS' REPORT]

                           KELLY'S COFFEE GROUP, INC.
               (a development stage company until August 29, 2000)

                                Table of Contents


                                                                            Page

Independent Auditors' Report.................................................F-1

Balance Sheet - December 31, 2000..........................................F-2-3

Statements of Stockholders' Equity (Deficit) for the ten month and one year periods ended December 31, 2000 and February 29, 2000 ..........F-4
 . . . . 4 . . .

Statements of Operations for the ten month and one year periods ended December 31, 2000 and February 29, 2000................................F-5

Statements of Cash Flows for the ten month and one year periods ended December 31, 2000 and February 29, 2000 ...............................F-6

Notes to Financial Statements ............................................F-7-11

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Kelly's Coffee Group, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Kelly's Coffee Group, Inc. (a development stage company until August 29, 2000) as of December 31, 2000, and the related statements of stockholder's equity (deficit), operations, and cash flows for the ten month and one year periods ended December 31, 2000 and February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kelly's Coffee Group, Inc. as of December 31, 2000, and the results of operations and cash flows for the ten month and one year periods ended December 31, 2000 and February 29, 2000, in conformity with generally accepted accounting principles.



/s/Mantyla McReynolds
--------------------------------------------

Mantyla McReynolds
March 9, 2001
Salt Lake City, Utah

                           KELLY'S COFFEE GROUP, INC.
               (a development stage company until August 29, 2000)
                                  Balance Sheet
                                December 31, 2000


                                                                December 31,
                                                                    2000
                                                             ------------------
ASSETS

   Current Assets
      Cash                                                   $           82,642
      Account receivable - related party - Note 2                       147,591
                                                             ------------------
          Total Current Assets                                          230,233

   Other Assets
      Investment in subsidiary - Note 4                                 889,392
                                                             ------------------
          Total Other Assets                                            889,392

TOTAL ASSETS                                                 $        1,119,625
                                                             ==================


                 See accompanying notes to financial statements

                           KELLY'S COFFEE GROUP, INC.
               (a development stage company until August 29, 2000)
                                  Balance Sheet
                                   (continued)
                                December 31, 2000


                                                                December 31,
                                                                    2000
                                                             ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Current Liabilities
      Accounts payable                                       $           12,977
          Total Current Liabilities                                      12,977
                                                             ------------------

TOTAL LIABILITIES                                                        12,977

STOCKHOLDERS' EQUITY
       Preferred stock -
         50,000,000 shares authorized at $0.001 par,
         none issued and outstanding 0
       Common stock -
         1,000,000,000 shares authorized at $0.001
         par; 51,964,427 shares issued and outstanding                   51,964
      Paid in capital                                                 3,232,153
      Retained earnings (deficit)                                    (2,177,469)
TOTAL STOCKHOLDERS' EQUITY                                            1,106,648
                                                             ------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                         $        1,119,625
                                                             ==================


                 See accompanying notes to financial statements

                           KELLY'S COFFEE GROUP, INC.
               (a development stage company until August 29, 2000)
                  Statements of Stockholders' Equity (Deficit)
                  for the ten month and one year periods ended
                     December 31, 2000 and February 29, 2000

                                                                              Additional         Retained            Total
                                              Number of          Common          Paid-in         Earnings    Stockholder's
                                                 Shares           Stock          Capital        (Deficit)  Equity(Deficit)
                                       ---------------- ---------------  ---------------  ---------------  ---------------

Balance, February 28, 1999                   43,555,736 $        43,556  $     2,823,630  $   (4,873,114)  $   (2,005,928)

Issued stock for services @ $.04/share        8,000,000           8,000          272,000                           280,000

Issued stock for litigation settlement
@ $.10/share                                    100,000             100            9,900                            10,000

Issued stock for services @ $.40/share          250,000             250           99,750                           100,000

Issued stock for services @ $.34/share           15,283              15            5,181                             5,196

Net income (loss) for year                                                                        492,884          492,884
                                       ---------------- ---------------  ---------------  ---------------  ---------------
Balance, February 29, 2000                   51,921,019          51,921        3,210,461      (4,380,230)      (1,117,848)

Adjust prior errors - Note 6                  (125,000)           (125)              125                                 0

Issued stock for debt @ $.204/share              63,408              63           12,872                            12,935

Issued stock for litigation settlement
@ $.56/share                                      5,000               5            2,795                             2,800

Issued stock for services @ $.06/share          100,000             100            5,900                             6,000

Net income (loss) for ten month period                                                          2,202,761        2,202,761
                                       ---------------- ---------------  ---------------  ---------------  ---------------
Balance, December 31, 2000                   51,964,427 $        51,964  $     3,232,153   $  (2,177,469)  $     1,106,648
                                       ================ ===============  ===============  ===============  ===============

                 See accompanying notes to financial statements

                           KELLY'S COFFEE GROUP, INC.
               (a development stage company until August 29, 2000)
                            Statements of Operations
         for the ten month and one year periods ended December 31, 2000 and February 29, 2000

                                                                            Ten months               Year
                                                                              ended                 ended
                                                                           December 31,          February 29,
                                                                               2000                  2000
                                                                      ---------------------- --------------------
Revenues                                                              $                    0 $                  0

General  and  administrative  expenses                                               210,359              428,022
                                                                      ---------------------- --------------------
          Net income (loss) from operations                                         (210,359)            (428,022)

Other income (expense)
   Interest income (expense)                                                               0             (122,448)
   Gain (loss) on sale of securities                                                 928,216              328,808
   Unrealized gain (loss) on securities                                                    0              (40,724)
   Subsidiary income (loss) - net of tax                                             (34,453)                   0
                                                                      ---------------------- --------------------
          Total other income (expense)                                               893,763              165,636
                                                                      ---------------------- --------------------
Income (loss) before tax and extraordinary items                                     683,404             (262,386)
Provision for income taxes - Notes 1 & 3                                                 200                    0
                                                                      ---------------------- --------------------
Net operating income (loss)                                                          683,604             (262,386)

   Gain on settlement of debt - net of tax                                           926,534              755,270
   Subsidiary extraordinary gain (loss) - net of tax                                 383,291
   Tax provision  attributable  to subsidiary extraordinary gain                     209,332
                                                                      ---------------------- --------------------
          Total extraordinary gain (loss)                                          1,519,157              755,270

Net income (loss)                                                     $            2,202,761 $            492,884
                                                                      ====================== ====================

Net income (loss) per common share
     Operating income (loss)                                          $                 0.01      $         (0.01)
     Extraordinary gain (loss)                                                          0.03                 0.02
                                                                      ---------------------- --------------------
Net income (loss) per common share                                    $                 0.04      $          0.01
                                                                      ====================== ====================
Weighted average shares outstanding                                               51,893,554           46,191,938
                                                                      ====================== ====================

                 See accompanying notes to financial statements

                           KELLY'S COFFEE GROUP, INC.
               (a development stage company until August 29, 2000)
                            Statements of Cash Flows
                  for the ten month and one year periods ended
                     December 31, 2000 and February 29, 2000

                                                                               Ten months            Year
                                                                                 ended              ended
                                                                              December 31,       February 29,
Cash Flows from Operating Activities:                                             2000               2000
-------------------------------------
                                                                        ------------------ ------------------

Net Income (loss)                                                       $        2,202,761  $         492,884
Adjustments to reconcile net income to net cash provided by
operating activities:
    Unrealized loss on trading securities                                                              40,724
    Common stock issued for services                                                21,735            395,196
    Gain on settlement of debt                                                    (926,534)          (755,270)
    Income attributable to subsidiary                                             (348,838)
    Increase (decrease) in accounts payable                                         12,599                378
    Increase (decrease) in net liabilities of discontinued operations             (731,514)           102,448
                                                                        ------------------ ------------------
       Net Cash Provided by/(Used for) in Operating  Activities                    230,209            276,360

Cash Flows from Investing Activities:
-------------------------------------
   Increase (decrease) in related party receivable                                  50,000            (50,000)
   Net change in marketable securities and investments                             475,730           (211,512)
   Purchase of subsidiary                                                         (540,554)
                                                                        ------------------ ------------------
       Net Cash Provided by/(Used for) Investing Activities                        (14,824)          (261,512)

Cash Flows from Financing Activities:
-------------------------------------

    Increase in amount due from shareholder                                       (147,591)
              Net Cash Provided by/(Used for) Financing Activities                (147,591)                 0

                    Net Increase(decrease) in Cash                                  67,794             14,848

Beginning Cash Balance                                                              14,848                  0
                                                                        ------------------ ------------------

Ending Cash Balance                                                     $           82,642 $           14,848
                                                                        ================== ==================

Supplemental Disclosure Information:
  Cash paid during the year for interest                                $                0 $                0
  Cash paid during the year for income taxes                            $                0 $                0

                 See accompanying notes to financial statements

                           KELLY'S COFFEE GROUP, INC.
               (a development stage company until August 30, 2000)
                          Notes to Financial Statements
                                December 31, 2000

NOTE 1  Summary of Significant Accounting Policies


     Nature of Operations

     The Company incorporated under the laws of the State of Colorado on April 20, 1987 as Metropolitan Acquisition Corporation. The name of the company was changed to Legacy Capital Corporation, Inc. on May 12, 1989, to Welcom Capital Incorporated on August 23, 1990, to Great Earth Vitamin Group, Inc. on December 15, 1993 and finally to Kelly's Coffee Group, Inc. (Kelly's) on April 22, 1994. The Company operated a subsidiary, Kelly-Berg, from December 20, 1995 until November 1996 when operations of Kelly-Berg ceased. Kelly's was reactivated as a development stage company on March 1, 1998 with its fiscal year ending on the last day of February each year. During 2000 Kelly's elected to change its fiscal year to a calendar year and to report the period from March 1, 2000 to December 31, 2000 as a short year. On August 29, 2000 Kelly's began principal operations by purchasing a 94% interest in Cyberbotanical, Inc., for $540,554, who in turn purchased a seven story building in Wichita, Kansas, known as the Board of Trade Center. The building is operated to produce rental income. On October 12, 2000 Cyberbotanical, Inc. changed its name to Wichita Development Corporation (Wichita). On October 5, 2000 Kelly's merged with a Nevada corporation with the same name, effectively changing its state of domicile from Colorado to Nevada and its authorized common stock from 100,000,000 shares with $.001 par value to 1,000,000,000 shares with $.001 par value.

     Statement of Cash Flows

     Cash is comprised of cash on hand or on deposit in banks. The Company had $82,642 and $14,848 at December 31, 2000 and February 29, 2000. The
     Company's non cash financing activities consisted of 168,408 and 8,365,283 shares issued for services and litigation settlement valued at $21,735 and $395,196 during the ten month and one year periods ended December 31, 2000 and February 29, 2000.

     Deferred Income Taxes

     In February 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting For Income Taxes," which is effective for fiscal years beginning after December 15, 1992. SFAS No. 109 requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. The Company has adopted SFAS No. 109 for financial reporting purposes. See Note 3 below.

                           KELLY'S COFFEE GROUP, INC.
               (a development stage company until August 30, 2000)
                          Notes to Financial Statements
                                December 31, 2000

     Basis for Consolidation

     At December 31, 2000 the Company owned 94% of Wichita. The investment in Wichita is accounted for using the equity method of accounting rather than being consolidated in Kelly's financial presentation. Statement of Financial Accounting Standard No. 94 requires that all investments in which a parent company has a controlling interest be consolidated except when the control of the subsidiary is temporary. On January 16, 2001, Kelly's distributed 17,391,371 of its 18,400,000 shares in Wichita to Kelly's shareholders ratable to their ownership in Kelly's. Since control of the subsidiary was given up shortly after the balance sheet date, consolidated financial statements may not reflect a fair presentation of Kelly's financial position.

     Net Income Per Common Share

     Net income per common share is based on the weighted average number of shares outstanding.

     Use of Estimates

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

NOTE 2   Related Party Transactions

     On August 29, 2000 the Company purchased 18,400,000 shares the common stock of Wichita Development Corporation (Wichita), a publicly reporting company, for $540,554. On October 17, 2000 the Company entered into a purchase agreement with Wichita whereby all of the assets and liabilities of Kelly's, except its stock in Wichita, were transferred to Wichita in exchange for indemnification from the transferred liabilities. At December 31, 2000 Wichita determined that a receivable for $50,000 was uncollectible and that liabilities in the amount of $712,739 were not payable due to statute of limitation expiration. Wichita recognized a pretax extraordinary gain of $662,739 on the transaction. At December 31, 2000 the Company had a receivable from Wichita in the amount of $147,591, representing $209,532 in current income taxes due to parent (see note 3) less $61,941 in cash that had not yet been transferred by the Company pursuant to the purchase agreement.

     The Company files consolidated federal income tax returns which include Wichita as a member for the period from August 29, 2000 to December 31, 2000. Income tax expense is allocated from the parent to the members by multiplying the members' net income before tax by the parent's marginal tax rate. In 2000 the parent's marginal tax rate was 34% notwithstanding the Company's net operating loss carryforwards (see note 3). Accordingly, federal income tax receivable from Wichita at December 31, 2000 was $209,532.

                           KELLY'S COFFEE GROUP, INC.
               (a development stage company until August 30, 2000)
                          Notes to Financial Statements
                                December 31, 2000

     During the year ended February 29, 2000 the Company loaned $406,600 to AXIA Group, Inc. (AXIA), a corporation with an officer and director in common to the Company, formerly known as CyberAmerica, and associated subsidiaries in $5,000 to $30,000 increments. Of the $406,600, $75,300 was repaid in cash, $100,000 was repaid in AmeriResource Technologies stock, $100,000 was repaid in Eagle Wireless stock, $68,800 was repaid in Health Watch stock and $62,500 was repaid in Twin Faces East stock.

     In August 1999 the Company paid $50,000 to Rollerball International for 62,500 shares of its freely trading common stock pursuant to a private placement at $.80 per share. No stock certificate was ever received by the Company. Accordingly, $50,000 was recorded as a related party receivable on the Company's balance sheet dated February 29, 2000. The receivable was transferred to Wichita pursuant to the purchase agreement dated October 17, 2000. Kelly's has filed suit on behalf of Wichita to collect the $50,000 from Rollerball. The outcome of the suit is uncertain.

     During the ten month and one year periods ending December 31, 2000 and February 29, 2000 the Company issued 310,000 and 8,000,000 shares of its common stock to its officers and directors for services.

     The Company has an ongoing consulting agreement with a subsidiary of AXIA whereby Kelly's reimburses administrative costs on a time and billing basis. During the period ended December 31, 2000 the Company paid $1,960 pursuant to the agreement. In addition, the Company issued 40,000 shares of its common stock during the same period to an employee of AXIA for services.

     On August 24, 2000 the Company paid $25,000 to an 11% (eleven percent) shareholder pursuant to a consulting arrangement whereby the shareholder was to evaluate and identify potential merger candidates for a period of sixty days.

     On September 14, 2000 the Company paid $100,000 for consulting services to World Alliance Consulting, Inc. (WACI), a company owned by a relative of David Wolfson, a director of the Company.

     Related Party Transactions - Subsidiary

     Prior to purchasing the Board of Trade Center building Wichita received an assignment of purchase contract from WACI. Wichita paid $50,000 for the assignment, which sum was capitalized as a cost to acquire the building.

     On December 15, 1999 Wichita issued 1,000,000 shares of its common stock to Richard Surber, an officer and director of Wichita, for services. On September 19, 2000 Wichita repurchased and canceled these shares for $5,000. Wichita pays Surber $1,000 per month for management services. During the year ended December 31, 2000 Wichita paid $4,000 for such services. On September 29, 2000 Wichita issued 50,000 shares of its common stock to another director for services.

                           KELLY'S COFFEE GROUP, INC.
               (a development stage company until August 30, 2000)
                          Notes to Financial Statements
                                December 31, 2000

     Wichita has an ongoing consulting agreement with a subsidiary of AXIA whereby Wichita reimburses administrative costs on a time and billing basis. During the year ended December 31, 2000 Wichita paid $9,889 pursuant to the agreement. In addition, Wichita issued 15,000 and 6,000 shares if its common stock to employees of AXIA during the years ended December 31, 2000 and 1999 for services.

NOTE 3     Accounting for Income Taxes

     The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company has net operating loss carryforwards of $1,751,240 and $4,011,903 at December 31, 2000 and February 29, 2000 that will expire by 2019. No deferred tax benefit has been recorded because management has determined that it is not likely that the benefit of the carryforward will be realized. The tax benefit of the cumulative carryforwards has been offset by a valuation allowance in the same amount. The table below reflects changes in the valuation allowance for the ten months ended December 31, 2000. For the ten months ended December 31, 2000, the Company incurred income tax benefit of $209,532 from its subsidiary (see Note 2 above) as follows:

                                                 Valuation        Due from
   Changes in valuation allowance                Allowance       Subsidiary
--------------------------------------------  --------------- ----------------
2-29-2000 NOL $4,011,903 @ 34%                $    1,364,047  $              0
Kelly's (34%) operating                             (244,071)
Kelly's (34%) extraordinary                         (315,022)
Wichita (34%) operating                                 (200)              200
Wichita (34%) extraordinary                         (209,332)          209,332
12-31-2000 NOL $1,751,240 @ 34%               $      595,422  $        209,532
                                              =============== ================

NOTE 4      Investments

            Investment in subsidiary consists of the following:


                                                              Balance
                                                         -----------------
Purchase of Wichita common stock                         $         540,554
94.325% of Wichita net income for 2000                             348,838
                                                         $         889,392
                                                         =================

                           KELLY'S COFFEE GROUP, INC.
               (a development stage company until August 30, 2000)
                          Notes to Financial Statements
                                December 31, 2000

NOTE 5      Extraordinary Gain/Loss

     At February 29, 2000 the Company had liabilities from discontinued operations of $1,658,048. Of this amount the Company realized extraordinary gain on debt settlement of $926,534. On October 17, 2000 the remaining debt was transferred to Wichita pursuant to a purchase agreement (note 2).

NOTE 6      Correction of Prior Errors

     A financially immaterial error in the stated number of shares issued and outstanding was discovered during the course of the audit. The error occurred prior to February 28, 1995 and was corrected as follows: issued and outstanding shares was reduced by 125,000 shares, the common stock account was reduced by $125 with the offset being applied to the additional paid in capital account.

NOTE 7      Subsequent Events / Related Party Transactions


     On January 12, 2001 Wichita entered into a stock purchase agreement with AXIA, whereby Wichita received 50,000 restricted shares of AXIA common stock in exchange for $37,875.

     On January 16, 2001 Kelly's distributed 17,391,371 shares of the Wichita common stock to 278 Kelly's shareholders ratable to their ownership of Kelly's. Kelly's retained 1,008,629 shares after the transaction, representing only 5.17% of the then outstanding shares of Wichita.








                    (THIS SPACE IS LEFT BLANK INTENTIONALLY)

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

On June 15, 2000, Kelly's Coffee Group, Inc. was notified by HJ &
Associates, L.L.C. f/k/a Jones, Jensen, and Company, L.L.C. ("HJ") of their resignation as the principal accountant engaged to audit the Company's financial statements. (See Form 8-K filed June 22, 2000, and incorporated herein by reference.)

On July 5, 2000, Kelly's Coffee Group, Inc. ("the Company") retained Mantyla McReynolds ("Mantyla"), to be the principal accountant engaged to audit the Company's financial statements. The Company's board of directors approved the engagement of Mantyla as the principal accountant for the Company. (See Form 8-K filed July 14, 2000 and incorporated herein by reference.)

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name                    Age                       Position(s) and Office(s)

Richard Surber          28                         President and Director
David Wolfson           21                         Director

Richard D. Surber, 28, graduated from the University of Utah with a Bachelor of Science degree in Finance and then with a Juris Doctorate with an emphasis in corporate law, including securities, taxation, and bankruptcy. He has served as President and Director of the Company since May of 1999. He serves, or has served, as an officer and director of the following public companies: Axia Group, Inc., a holding company whose subsidiaries invest in real estate and provide financial consulting services (president and director from 1992 to the present); Chattown.com Network, Inc., which is unrelated to the Company (president and director from June, 1999 to April 10, 2000); China Mall USA.com, Inc., a former subsidiary of Axia Group, Inc., which currently is a non-reporting Chinese Internet company (president and director 1992 to June, 1999); Youthline USA, Inc., a shell company that acquired an educational company which distributes education newspapers to children in grades K-12 (secretary and director from April 6, 1999 to July 29,1999); Premier Brands, Inc., a shell company (president and director April, 1998 to September, 1998); Golden Opportunity Development Corporation, a majority owned subsidiary of Axia Group, Inc., (president and director from September, 1999 to present) whose operations consist of operating a 134 room hotel in Baton Rouge, Louisiana; and Power Exploration, Inc., an oil and gas company (director from January 28, 2000 to June 23, 2000). Mr. Surber is also the President and a Director of several publically reporting "blank check" companies. Mr. Surber began his term as the Company's President and Director on December 15, 1999.

David Wolfson, age 21, was appointed a Director of the Company on January 10, 2000. Mr. Wolfson is currently the owner and Managing Member of David

Michael, LLC, a business consulting firm based in Salt Lake City, Utah. Mr. Wolfson earned a Bachelor of Arts degree from Emory University in Atlanta, Georgia in 1999.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of one person who during the transitional period ended December 31, 2000 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such transitional year as follows:

David Wolfson - Mr. Wolfson was appointed to the Board of Directors of the Company on January 10, 2000. On September 27, 2000, the Board of Directors of the Company authorized issuance to Mr. Wolfson of 40,000 shares of common stock of the Company for services as a director. Mr. Wolfson failed to file a Form 3 in a timely manner. Mr. Wolfson further failed to timely file a Form 5 for the year ended December 31, 2000.

ITEM  10.         EXECUTIVE COMPENSATION

Executive Compensation

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2000, 1999 and 1998. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Richard Surber, the Company's chief executive officer for the past three years.

                                        SUMMARY COMPENSATION TABLE

                                    Annual Compensation                                  Long Term Compensation
                          ---------------------------------------      -------------------------------------------------------------
                                                                                  Awards                           Payouts
                                                                       ---------------------------------  --------------------------
                                                                       Restricted        Securities
Name and                                          Other Annual           Stock           Underlying        LTIP          All Other
Principal       Year       Salary     Bonus       Compensation          Award(s)           Options        payouts      Compensation
Position                    ($)        ($)             ($)                ($)              SARs(#)          ($)             ($)
Richard         2000              -          -          -                           -                 -           -                -
Surber          1999              -          -     $100,000(1)                      -                 -           -                -
President       1998                                                      $280,000(2)

(1) 250,000 shares of common stock, registered pursuant to an S-8
Registration Statement filed with the SEC. On the date Mr. Surber received these shares, they were valued at $100,000. However, Mr. Surber liquidated these shares for only $42,595 in May of 2000.

(2) Richard D. Surber was issued 8,000,000 restricted shares of common stock for services rendered to the Company.

Compensation of Directors

The Company's directors are not currently compensated.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's Common Stock as of March 22, 2001, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 22, 2000, there were 51,964,427 shares of Common Stock issued and outstanding.

                                                                                AMOUNT AND
         TITLE OF                      NAME AND ADDRESS OF                      NATURE OF               PERCENT
          CLASS                          BENEFICIAL OWNER                       BENEFICIAL              OF CLASS
                                                                                OWNERSHIP
-------------------------- --------------------------------------------  ------------------------ --------------------
       Common Stock                 Richard Surber, President                  14,640,340(1)             28.17%
    ($0.001 par value)            268 West 400 South, Suite 306
                                    Salt Lake City, Utah 84101
       Common Stock             Oasis International Hotel & Casino              3,133,620                6.30%
    ($0.001 par value)            268 West 400 South ,Suite 300
                                    Salt Lake City, Utah 84101
       Common Stock               Hudson Consulting Group, Inc.                 3,904,720                7.51%
    ($0.001) par value            268 West 400 South, Suite 300
                                    Salt Lake City, Utah 84101
       Common Stock              Ameriresource Technologies, Inc.               4,598,950                8.85%
    ($0.001) par value            268 West 400 South, Suite 300
                                    Salt Lake City, Utah 84101
       Common Stock              Directors and Executive Officers               14,640,340               28.17%
    ($0.001) par value                      as a Group

Richard Surber may be deemed a beneficial owner of 7,623,340 shares of the Company's common stock by virtue of his position as an officer and director of Hudson Consulting Group, Inc., Axia Group, Inc. (585,000 shares), and Oasis International Hotel & Casino, Inc. Of the 14,160,991 common shares beneficially owned, Mr. Surber personally owns 7,017,000 shares.

(1) The shares owned by Hudson Consulting Group, Inc., Oasis International Hotel & Casino, and Axia Group, Inc. are attributed beneficially to Richard D. Surber due to his position as an officer and director in each of the said corporations.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended February 29, 2000 the Company loaned $406,600 to AXIA Group, Inc. (AXIA) and certain of its subsidiaries. Richard D. Surber, President of the Company, is President and a Board Member of Axia and serves as an officer and director of its subsidiaries. Mr. Surber had no interest in the transaction other than as an officer and director of Axia. Of the $406,600, $75,300 was repaid in cash, $100,000 was repaid in AmeriResource Technologies stock, $100,000 was repaid in Eagle Wireless stock, $68,800 was repaid in Health Watch stock and $62,500 was repaid in Twin Faces East stock.

On August 29, 2000 the Company purchased 18,400,000 shares the common stock of Wichita Development Corporation (formerly Cyberbotanical, Inc.), a publicly reporting company, for $540,554. At the time of the transaction, Richard D. Surber served as an officer and Director of the Company, and was the Sole officer and Director of Wichita Development Corporation ("Wichita"). Richard Surber had no personal interest in the transaction and received no direct benefit from the transaction.

On September 14, 2000 the Company paid $100,000 for consulting services to World Alliance Consulting, Inc. (WACI). David Wolfson, a director of the Company, is the son of the owner of WACI. David Wolfson received no direct benefit from the transaction.

On October 17, 2000 the Company entered into a purchase agreement with Wichita, its majority owned subsidiary, whereby all of the assets and liabilities of the Company, except for its stock in Wichita, were transferred to Wichita in exchange for indemnification from the transferred liabilities. At the time of the transaction, Richard D. Surber served as an officer and Director of the Company, and was an officer and Director of Wichita. Richard D. Surber had no personal interest in the transaction and received no direct benefit from the transaction.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 14 of this Form 10-KSB, which is incorporated herein by reference.

(b)      Reports on Form 8-K.


On December 8, 2000, the Company filed Form 8-K reporting that:

         Kelly's Coffee Group, Inc. (the "Company"), in an effort to align its financial reporting to its subsidiary and other potential acquisitions, has changed its fiscal year end to December 31. This is a change from its previous year end of February 28. The Company will file a Form 10-QSB for the period ending November 30, 2000 and will also file a Form 10-KSB for the period ending December 31, 2000. The 10-KSB will cover the ten month transition period from March 1, 2000 to December 31, 2000.

On November 13, 2000, the Company filed Form 8-K/A amending Form 8-K filed on September 12, 2000, reporting that:

         On August 29, 2000, Kelly's Coffee Group, Inc. acquired from Cyberbotanical, Inc., 18,400,000 newly issued shares of the common stock of Cyberbotanical in exchange for a cash payment in the sum of $540,554. This number of shares results in Kelly's acquiring not less than 90% of the issued and outstanding shares of Cyberbotanical. The proceeds of this sale were used to acquire title to an office building known as the Board of Trade Building, located at 120 Market, Wichita, Kansas on August 30, 2000. Kelly's used cash from sales of securities and borrowed $290,000 from CyberAmerica Corporation at an interest rate of 18% per annum on a short term basis to fund the acquisition. The loan from CyberAmerica was repaid in full on or before September 13, 2000, including the payment of all interest that had accrued.

On October 19, 2000, the Company filed Form 8-K reporting that:

         On the 17th day of October, 2000, the Company entered into a Purchase Agreement with its majority owned subsidiary, Cyberbotanical, Inc., a Nevada Corporation ("CBI"). Under the terms of the agreement, the Company moved to CBI all of the Company's assets, as shown on its Form 10-QSB for the quarter ended August 31, 2000, with the exception of the shares it owns in CBI. The assets were moved to CBI in exchange for the agreement of CBI to assume all liabilities of the Company as shown on the Form 10- QSB for the quarter ended August 31, 2000 and the agreement of CBI to indemnify the Company therefrom. CBI is a Subsidiary of the company. The Company owns approximately 94% of the issued and outstanding stock of CBI.






                      (THIS SPACE LEFT BLANK INTENTIONALLY)

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of March, 2001.


                     Kelly's Coffee Group, Inc.

                     /s/Richard Surber
                     ---------------------------
                     Richard Surber, President and Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Title                             Date

/s/ Richard Surber
------------------------
  Richard Surber                President and Director            March 26, 2001



/s/ David Wolfson
-----------------------
David Wolfson                   Director                          March 26, 2001

                                INDEX TO EXHIBITS

EXHIBIT   PAGE
NO.       NO.       DESCRIPTION

3(i)      *       Articles of Incorporation of the Company (incorporated herein by reference from Exhibit No. 3(i) to the Company's Form S-18 as filed with the Securities and Exchange Commission on September 16, 1988 ).

3(ii)     24      Articles of Incorporation of Kelly's Coffee Group, Inc. filed with the Secretary of State of Nevada on August 3, 2000

3(iii)    29      Articles of Merger merging Kelly's Coffee Group, Inc., a
                  Colorado Corporation into Kelly's Coffee Group, Inc., a Nevada
                  Corporation, filed with the Secretary of State of Colorado on September 22, 2000, and with the Secretary of State of Nevada on October 5, 2000

3(iv) * Bylaws of the Company, as amended (incorporated herein by reference from Exhibit 3(ii) of the Company's Form S-18 as filed with the Securities and Exchange Commission on September 16, 1988).

4(a) * Form of certificate evidencing shares of "Common Stock" in the Company (incorporated from Exhibit 4(a) to the Company's Form S-18 as filed with the Securities and Exchange Commission on September 16, 1988 ).

10(i)     *       Stock Purchase Agreement dated August 29, 2000 between Kelly's
                  Coffee Group, Inc. and Cyberbotanical, Inc. (Incorporated by reference as filed with the Company's Form 8-K filed on September 12, 2000).

10(ii)    *       Purchase Agreement between Cyberbotanical, Inc and Kellys
                  Coffee Group, Inc. dated October 17, 2000. (Incorporated by reference as filed with the Company's Form 8-K on October 19,
                  2000).

23        35      Consent of Accountant

99        36      Attorney's opinion dated January 24, 2001 regarding: Debts
                  Attributable to Former Subsidiaries or Barred by Colorado
                  Statute of Limitations

* Incorporated by reference from previous filings of the Company.

                                  Exhibit 3(ii)

             ARTICLES OF INCORPORATION OF KELLY'S COFFEE GROUP, INC.

                                   ARTICLE 1.

                                  Company Name

         1.1 The name of this corporation is Kelly's Coffee Group, Inc.

                                   ARTICLE 2.

                                    Duration

         2.1 The corporation shall continue in existence perpetually unless sooner dissolved according to law.

                                   ARTICLE 3.

                       Principal Office & Registered Agent

         3.1 The resident agent and registered office located within the State of Nevada is:

                  LaVonne Frost
                  711 South Carson St. Suite 1
                  Carson City, Nevada 89701

                                   ARTICLE 4.

                                     Purpose

         4.1 The purpose for which the corporation is organized is to engage in any lawful activity within or without the State of Nevada.

                                   ARTICLE 5.

                               Board of Directors

          5.1. Number. The members of the governing Board of the Corporation shall be styled "Directors", and the first Board shall be three (3) in number. The Number of directors shall not be reduced to less than one (1) nor exceed seven (7) and may, at any time or times, be increased or decreased in such manner as shall be provided in the Bylaws of the corporation or by an amendment to the Bylaws of the corporation duly adopted by either the Board of Directors or the Shareholders.

         5.2 The names and addresses of the first Board of Directors are as follows:
                  Richard D. Surber
                  268 West 400 South, Suite 300
                  Salt Lake City, Utah 84101

                  David Wolfson
                  268 West 400 South, Suite 300
                  Salt Lake City, Utah 84101


                  Kevin Schillo
                  268 West 400 South, Suite 300
                  Salt Lake City, Utah 84101

ARTICLE 6.

                                  Capital Stock

          6.1 Authorized Capital Stock. The total number of shares that may be issued by the Corporation and that the Corporation will be authorized to have is One Billion Fifty Million (1,050,000,000) of the par value per share hereinafter set forth. A description of the classes of shares and a statement of the number of shares in each class and the relative rights, voting power, and preferences granted to and restrictions imposed upon the shares of each class are as follows.

          6.2 Common Stock. The total number of shares of Common Stock this Corporation shall have the authority to issue is One Billion (1,000,000,000). The Common Stock shall have a par value of $0.001 per share. Each share of Common Stock shall have, for all purposes, one (1) vote per share. The holders of Common Stock issued and outstanding have and possess the right to receive notice of shareholders' meetings and to vote upon the election of directors or upon any other matter as to which approval of the outstanding shares of Common Stock or approval of the common shareholders is required.

          6.3. Preferred Stock. The total number of shares of Preferred Stock this Corporation is authorized to issue is Fifty million (50,000,000) shares with a stated par value of $0.001 per share. The Board of Directors is hereby authorized from time to time, without shareholder action, to provide for the issuance of Preferred Stock in one or more series not exceeding in the aggregate the number of Preferred Stock authorized by these Articles of Incorporation, as amended from time to time. The Board of Directors of the Corporation is vested with authority to determine and state the designations and the preferences, limitations, relative rights, and voting rights, if any of each such series by the adoption and filing in accordance with the Nevada Revised Statutes, before the issuance of any shares of such series, of an amendment or amendments to these Articles of Incorporation determining the terms of such series, which amendment need not be approved by the stockholders or the holders of any class or series of shares except as provided by law. All shares of Preferred Stock of the same series shall be identical with each other in all respects.

                                   ARTICLE 7.

                             No Further Assessments

          7.1 The capital stock, after the amount of the subscription price has been paid in money, property, or services, as the Board of Directors shall determine, shall be subject to no further assessment to pay the debts of the corporation, and no stock issued as fully paid up shall ever be assessable or assessed, and these Articles of Incorporation shall not and cannot be amended, regardless of the vote therefore, so as to amend, modify or rescind this Article 6., or any of the provisions hereof.

                                   ARTICLE 8.

                              No Preemptive Rights

          8.1 None of the shares of the Corporation shall carry with them any preemptive right to acquire additional or other shares of the Corporation and no holder of any stock of the Corporation shall be entitled, as of right, to purchase or subscribe for any part of any unissued shares of stock of the Corporation or for any additional shares of stock, of any class or series, which may at any time be issued, whether now or hereafter authorized, or for any rights, options, or warrants to purchase or receive shares of stock or for any bonds, certificates of indebtedness, debentures, or other securities.

                                   ARTICLE 9.

                              No Cumulative Voting

          9.1 Shareholders will not have a right to cumulate their votes for the election of directors or for any purpose.

                                  ARTICLE 10.

       Election Not to be Governed By Provisions of NRS 78.411 to 78.444.

          10.1 The Corporation, pursuant to NRS 78.434, hereby elects not to be governed by the provisions of NRS 78.411 to 78.444, inclusive.

                                  ARTICLE 11.

                    Indemnification of Officers and Directors

          11.1  The  Corporation   shall  indemnify  its  directors,   officers,
     employee, fiduciaries and agents to the fullest extent permitted under the Nevada Revised Statutes.

          11.2 Every person who was or is a party or is threatened to be made a party to or is involved in any action, suit or proceedings, whether civil, criminal, administrative or investigative, by reason of the fact that he or a person for whom he is the legal representative is or was a director or officer of the corporation or is or was serving at the request of the corporation as a director or officer of another corporation, or as its representative in a partnership, joint venture, trust or other enterprise, shall be indemnified and held harmless to the fullest extent legally permissible under the law of the State of Nevada from time to time against all expenses, liability and loss (including attorney's fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by him in connection therewith. Such right of indemnification shall be a contract right which may be enforced in any manner desired by such person. Such right of indemnification shall not be exclusive of any other right which such directors, officers or representatives may have or hereafter acquire and, without limiting the generality of such statement, they shall be entitled to their respective rights of indemnification under any By-Law, agreement, vote of stockholders, provision of law or otherwise, as well as their rights under this Article.

          11.3 Without limiting the application of the foregoing, the Board of Directors may adopt By-Laws from time to time with respect to indemnification to provide at all times the fullest indemnification permitted by the law of the State of Nevada and may cause the corporation to purchase and maintain insurance on behalf of any person who is or was a director or officer of the corporation as a director of officer of another corporation, or as its representative in a partnership, joint venture, trust or other enterprise against any liability asserted against such person and incurred in any such capacity or arising out of such status, whether or not the corporation would have the power to indemnify such person.

          11.4 The private property of the Stockholders, Directors and Officers shall not be subject to the payment of corporate debts to any extent whatsoever.

          11.5 No director, officer or shareholder shall have any personal liability to the corporation or its stockholders for damages for breach of fiduciary duty as a director or officer, except that this provision does not eliminate nor limit in any way the liability of a director or officer for:

          (a) Acts or omissions which involve intentional misconduct, fraud or a knowing violation of law; or
          (b) The payment of dividends in violation of Nevada Revised Statutes (N.R.S.) 78.300.

                                  ARTICLE 12.

                        Purchase of Corporation's Shares

         The corporation, by action of its directors, and without action by its shareholders, may purchase its own shares in accordance with the provisions of the Nevada Corporations Code. Such purchases may be made either in the open marker or at a public or private sale, in such manner and amounts, from such holder or holders of outstanding shares of the corporation and at such prices as the Board of Directors shall from time to time determine.

                                  ARTICLE 13.

                                  Incorporators

         The name and address of the Incorporator of the corporation is as follows:

                  Richard D. Surber
                  268 West 400 South, Suite 300
                  Salt Lake City, Utah 84101

         IN WITNESS WHEREOF, we have hereunto set our hands this 31st day of July, 2000, hereby declaring and certifying that the facts stated hereinabove are true.




            /s/ Richard D. Surber
         ---------------------------------------------------------------
         Richard D. Surber, Incorporator and Director



            /s/ David Wolfson
         -----------------------------------------------------------------
         David Wolfson, Director



            /s/ Kevin Schillo
         --------------------------------------------------------------------
         Kevin Schillo




NOTARIZATION OF SIGNATURE OF A DIRECTOR AND THE INCORPORATOR

State of Utah                )
                             )
County of Salt Lake          )

On this 31st day of July, 2000 before me, Bonnie Tippets, a notary public, personally appeared Richard D. Surber who is personally known to me to be the person whose name is subscribed to this instrument and who has acknowledged that he executed the same as a Director and the Incorporator of Kelly's Coffee Group, Inc.

S                                                       /s/ Bonnie Tippets
E                                                       ------------------------
A                                                        Notary Public




                                                        4/14/01
                                                        ------------------------
                                                        My Commission Expires


NOTARIZATION OF SIGNATURE OF A DIRECTOR

State of Utah                )
                             )
County of Salt Lake          )

On this 31st day of July, 2000 before me, Bonnie Tippets, a notary public, personally appeared David Wolfson who is personally known to me to be the person whose name is subscribed to this instrument and who has acknowledged that he executed the same as a Director of Kelly's Coffee Group, Inc.


S                                                       /s/ Bonnie Tippets
E                                                       ------------------------
                                                        Notary Public
A
L                                                       4/14/01
                                                        ------------------------
                                                        My Commission Expires
NOTARIZATION OF SIGNATURE OF A DIRECTOR

State of Utah                )
                             )
County of Salt Lake          )

On this 31st day of July, 2000 before me, Bonnie Tippets, a notary public, personally appeared Kevin Schillo who is personally known to me to be the person whose name is subscribed to this instrument and who has acknowledged that he executed the same as a Director of Kelly's Coffee Group, Inc.


S                                                       /s/ Bonnie Tippets
E                                                       ------------------------
A                                                       Notary Public
L
                                                        4/14/01
                                                        ------------------------
                                                        My Commission Expires

                                 Exhibit 3(iii)

                               ARTICLES OF MERGER

                                       of

                           KELLY'S COFFEE GROUP, INC.,
                             a Colorado corporation

                                  with and into

                           KELLY'S COFFEE GROUP, INC.,
                              a Nevada corporation


         Pursuant to the provisions of Sections 78.458 and 78.461 of the Nevada Revised Statutes and Sections 7-111-105 and 7-111-107 of the Business Corporation Act of the State of Colorado, the undersigned, Kelly's Coffee Group, Inc., a Colorado corporation ("Kelly's") and Kelly's Coffee Group, Inc., a Nevada corporation (the "Surviving Corporation"), hereby adopt the following Articles of Merger for the purpose of merging Kelly's with and into the Surviving Corporation.

         FIRST: The "Merger Agreement and Plan of Merger," dated August 3, 2000, setting forth the entire merger of Kelly's with and into the Surviving Corporation, is attached hereto as Exhibit "A" and by this reference made a part hereof.

         SECOND: The authorized capital stock of Kelly's consists of One Hundred Million (100,000,000) shares of $.001 par value common stock and Fifty Million (50,000,000) shares of $.001 par value preferred stock, of which Fifty One Million Nine Hundred Sixty Six Thousand Four Hundred Twenty Seven (51,966,427) shares of common stock and Zero (0) shares of preferred stock have been issued and are outstanding. The authorized capital stock of the Surviving Corporation consists of One Billion (1,000,000,000) shares of $.001 par value common stock and Fifty Million (50,000,000) shares of $.001 par value preferred stock, of which One (1) share of common stock and Zero (0) shares of preferred stock have been issued and are outstanding. No other shares of capital stock of the Surviving Corporation are issued or outstanding.

         THIRD: Pursuant to Sections 7-111-101 through 7-111-107 of the Business Corporation Act of the State of Colorado, the Plan of Merger was submitted for approval to the stockholders of Kelly's. The number of issued and outstanding shares of Kelly's' $.001 par value common stock entitled to vote on such matters was Fifty One Million Nine Hundred Sixty Six Thousand Four Hundred Twenty Seven (51,966,427), of which twenty seven million three hundred one thousand six hundred forty nine (27,301,649) shares voted in favor of adopting the Plan of Merger. This number represents fifty three percent (53%), of such shares. The number of votes cast for approval of the Plan of Merger was sufficient for approval by the class of $.001 par value common stock. The number of issued and outstanding shares of Kelly's' $.001 par value preferred stock entitled to vote on such matters was Zero (0). There was no voting of preferred stock and there was no need for approval of the Plan of Merger by the class of $.001 par value preferred stock.

         FOURTH: Pursuant to Section 78.453 of Nevada Revised Statutes, the Plan of Merger was submitted for approval to the stockholders of the Surviving Corporation. The only outstanding share of the Surviving Corporation's $.001 par value common stock voted in favor of adopting the Plan. The number of votes cast for approval of the Plan of Merger was sufficient for approval by the class of $.001 par value common stock.
                                       29

         FIFTH: Kelly's is incorporated under the laws of the State of Colorado. The Surviving Corporation is incorporated under the laws of the State of Nevada.

         SIXTH: Both Kelly's and the Surviving Corporation have approved, adopted, certified, executed, and acknowledged a Merger Agreement in accordance with the requirements of Sections 78.451 and 78.461 of the Nevada Revised Statutes and in accordance with Sections 7-111-101 through 7-111-107 of the Business Corporation Act of the State of Colorado.




         SEVENTH: The Articles of Incorporation of Kelly's Coffee Group, inc., a Nevada corporation, which is the Surviving Corporation, shall be the Articles of Incorporation of the Surviving Corporation.

         EIGHTH: The Principal Office of Surviving Corporation is located at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101. The executed Merger Agreement adopted by Kelly's and by the Surviving Corporation is on file at the principal office of the Surviving Corporation.

         NINTH: The Surviving Corporation will provide a copy of the Merger Agreement to any stockholder of Kelly's or the Surviving Corporation, upon request and without charge.

         IN WITNESS WHEREOF, the undersigned have executed these Articles of Merger as of the 20th day of September, 2000.

                                                     "Surviving Corporation"
                                                     Kelly's Coffee Group, Inc.,
                                                     a Nevada corporation


                                                     By:/s/ Richard D. Surber
                                                        ---------------------
                                                     Name: Richard D. Surber
                                                     Title:President
ATTEST:


/s/ Kevin Schillo
---------------------------
Kevin Schillo, Secretary

                                 Acknowledgment

On the 20th day of September, 2000, personally appeared before me Richard D. Surber and Kevin Shillo, who, being duly sworn on oath, stated that they are the President and Secretary respectively of Kelly's Coffee Group, Inc., a Nevada Corporation, and that they signed the foregoing Articles of Merger in their respective capacities as officers of the said corporation.





                                                /s/ Clayton Grant Walker
                                             -----------------------------
                                             Notary Public
My Commission Expires:

----------------------

                                                     "Kelly's"
                                                     Kelly's Coffee Group, Inc.,
                                                     a Colorado corporation


                                                     By:/s/ Richard D. Surber
                                                     ---------------------------
                                                     Name: Richard D. Surber
                                                     Title:President
ATTEST:


/s/ Kevin Schillo
----------------
Kevin Schillo, Secretary

                                 Acknowledgment

On the 20th day of September, 2000, personally appeared before me Richard D. Surber and Kevin Shillo, who, being duly sworn on oath, stated that they are the President and Secretary respectively of Kelly's Coffee Group, Inc., a Colorado Corporation, and that they signed the foregoing Articles of Merger in their respective capacities as officers of the said corporation.





                                               /s/ Clayton Grant Walker
                                            ------------------------------
                                            Notary Public
My Commission Expires:

----------------------


                                    EXHIBIT A



AGREEMENT AND PLAN OF MERGER


This Agreement and Plan of Merger (hereinafter called the "Merger Agreement") is made as of August 3, 2000, by and between Kelly's Coffee Group, Inc., a Colorado corporation ("Kelly's Colorado"), and Kelly's Coffee Group, Inc., a Nevada corporation ("Kelly's Nevada"). Kelly's Colorado and Kelly's Nevada are sometimes referred to as the "Constituent Corporations."

                                    Recitals

A. Whereas, The authorized capital stock of Kelly's Colorado consists of 150,000,000 shares of Common Stock, $0.001 par value of which 51,966,427 shares are issued and outstanding, and 50,000,000 shares of preferred stock, $0.001 par value of which 0 shares are issued and outstanding.

B. Whereas, the authorized capital stock of Kelly's Nevada, upon effectuation of the transactions set forth in this Merger Agreement, will consist of 1,000,000,000 shares of Common Stock, $0.001 par value and 50,000,000 shares of Preferred Stock, $0.001 par value.

C. Whereas, the directors of the Constituent Corporations deem it advisable and to the advantage of the Constituent Corporations that Kelly's Colorado merge with and into Kelly's Nevada upon the terms and conditions herein provided, for the sole purpose of effecting a change of domicile from the State of Colorado to the State of Nevada.

D. Whereas, the merger will have no effect or change in the nature of the business or management of the resulting business operating through the surviving corporation.
                                   Agreement

NOW, THEREFORE, the parties do hereby adopt the plan of reorganization encompassed by this Merger Agreement and do hereby agree that Kelly's Colorado shall merge into Kelly's Nevada on the following terms, conditions and other provisions:

1. TERMS AND CONDITIONS.

         1.1 Merger. Kelly's Colorado shall be merged with and into Kelly's Nevada (the "Merger"), and Kelly's Nevada shall be the surviving corporation (the "Surviving Corporation") effective upon the date when this Merger Agreement is filed with the Secretary of State of Nevada (the "Effective Date").

         1.2 Succession. On the Effective Date, Kelly's Nevada shall continue its corporate existence under the laws of the State of Nevada, and the separate existence and corporate organization of Kelly's Colorado, except insofar as it may be continued by operation of law, shall be terminated and cease.

         1.3 Transfer of Assets and Liabilities. On the Effective Date, the rights, privileges, powers and franchises, both of a public as well as of a private nature, of each of the Constituent Corporations shall be vested in and possessed by the Surviving Corporation, subject to all of the disabilities, duties and restrictions of or upon each of the Constituent Corporations; and all and singular rights, privileges, powers and franchises of each of the Constituent Corporations, and all property, real, personal and mixed, of each of the Constituent Corporations, and all debts due to each of the Constituent Corporations on whatever account, and all things in action or belonging to each of the Constituent Corporations shall be transferred to and vested in the Surviving Corporation; and all property, rights, privileges, powers and franchises, and all and every other interest, shall be thereafter the property of the Surviving Corporation as they were of the Constituent Corporations, and the title to any real estate vested by deed or otherwise in either of the Constituent Corporations shall not revert or be in any way impaired by reason of the Merger; provided, however, that the liabilities of the Constituent Corporations and of their shareholders, directors and officers shall not be affected and all rights of creditors and all liens upon any property of either of the Constituent Corporations shall be preserved unimpaired, and any claim existing or action or proceeding pending by or against either of the Constituent Corporations may be prosecuted to judgment as if the Merger had not taken place except as they may be modified with the consent of such creditors and all debts, liabilities and duties of or upon each of the Constituent Corporations shall attach to the Surviving Corporation, and may be enforced against it to the same extent as if such debts, liabilities and duties had been incurred or contracted by it.

         1.4 Common Stock of Kelly's Colorado and Kelly's Nevada. On the Effective Date, by virtue of the Merger and without any further action on the part of the Constituent Corporations or their shareholders, (i) each share of Common Stock of Kelly's Colorado issued and outstanding immediately prior thereto shall be converted into shares of fully paid and nonassessable shares of the Common Stock of Kelly's Nevada at a ratio of 1 to 1, and (ii) each share of Common Stock of Kelly's Nevada issued and outstanding immediately prior thereto shall be canceled and returned to the status of authorized but unissued shares.

         1.5 Stock certificates. On and after the Effective Date, all of the outstanding certificates which prior to that time represented shares of the

Common Stock or of the Preferred Stock of Kelly's Colorado shall be deemed for all purposes to evidence ownership of and to represent the shares of Kelly's Nevada into which the shares of Kelly's Colorado represented by such certificates have been converted as herein provided and shall be so registered on the books and records of the Surviving Corporation or its transfer agents. The registered owner of any such outstanding stock certificate shall, until such certificate shall have been surrendered for transfer or conversion or otherwise accounted for to the Surviving Corporation or its transfer agent, have and be entitled to exercise any voting and other rights with respect to and to receive any dividend and other distributions upon the shares of Kelly's Nevada evidenced by such outstanding certificate as above provided.

2. CHARTER DOCUMENTS, DIRECTORS AND OFFICERS.

         2.1 Articles of Incorporation and Bylaws. The Articles of Incorporation and Bylaws of Kelly's Nevada in effect on the Effective Date shall continue to be the Articles of Incorporation and Bylaws of the Surviving Corporation.

         2.2 Directors. The directors of Kelly's Colorado immediately preceding the Effective Date shall become the directors of the Surviving Corporation on and after the Effective Date to serve until the expiration of their terms and until their successors are elected and qualified.

         2.3 Officers. The officers of Kelly's Colorado immediately preceding the Effective Date shall become the officers of the Surviving Corporation on and after the Effective Date to serve at the pleasure of its Board of Directors.

3. MISCELLANEOUS.

         3.1 Further Assurances. From time to time, and when required by the Surviving Corporation or by its successors and assigns, there shall be executed and delivered on behalf of Kelly's Colorado such deeds and other instruments, and there shall be taken or caused to be taken by it such further and other action, as shall be appropriate or necessary in order to vest or perfect in or to conform of record or otherwise, in the Surviving Corporation the title to and possession of all the property, interests, assets, rights, privileges, immunities, powers, franchises and authority of Kelly's Colorado and otherwise to carry out the purposes of this Merger Agreement, and the officers and directors of the Surviving Corporation are fully authorized in the name and on behalf of Kelly's Colorado or otherwise to take any and all such action and to execute and deliver any and all such deeds and other instruments.

         3.2 Amendment. At any time before or after approval by the shareholders of Kelly's Colorado, this Merger Agreement may be amended in any manner (except that, after the approval of the Merger Agreement by the shareholders of Kelly's Colorado, the principal terms may not be amended without the further approval of the shareholders of Kelly's Colorado) as may be determined in the judgment of the respective Board of Directors of Kelly's Nevada and Kelly's Colorado to be necessary, desirable, or expedient in order to clarify the intention of the parties hereto or to effect or facilitate the purpose and intent of this Merger Agreement.

         3.3 Conditions To Merger. The obligations of the Constituent Corporations to effect the transactions contemplated hereby is subject to satisfaction of the following conditions (any or all of which may be waived by either of the Constituent Corporations in its sole discretion to the extent permitted by law): the Merger shall have been approved by the shareholders of Kelly's Colorado in accordance with applicable provisions of the Colorado Business Corporations Act; and Kelly's Colorado, as sole shareholder of Kelly's Nevada, shall have approved the Merger in accordance with the General Corporation Law of the State of Nevada; and any and all consents, permits, authorizations, approvals, and orders deemed in the sole discretion of Kelly's Colorado to be material to consummation of the Merger shall have been obtained.

         3.4 Abandonment or Deferral. At any time before the Effective Date, this Merger Agreement may be terminated and the Merger may be abandoned by the Board of Directors of either Kelly's Colorado or Kelly's Nevada or both, notwithstanding the approval of this Merger Agreement by the shareholders of Kelly's Colorado or Kelly's Nevada, or the consummation of the Merger may be deferred for a reasonable period of time if, in the opinion of the Boards of Directors of Kelly's Colorado and Kelly's Nevada, such action would be in the best interest of such corporations. In the event of termination of this Merger Agreement, this Merger Agreement shall become void and of no effect and there shall be no liability on the part of either Constituent Corporation or its Board of Directors or shareholders with respect thereto, except that Kelly's Colorado shall pay all expenses incurred in connection with the Merger or in respect of this Merger Agreement or relating thereto.

         3.5 Counterparts. In order to facilitate the filing and recording of this Merger Agreement, the same may be executed in any number of counterparts, each of which shall be deemed to be an original.

IN WITNESS WHEREOF, this Merger Agreement, having first been duly approved by the Board of Directors of Kelly's Colorado and Kelly's Nevada, is hereby executed on behalf of each said corporation and attested by their respective officers thereunto duly authorized.

                                           KELLY'S COFFEE GROUP, INC.,
                             a Colorado Corporation



         /s/ Richard D. Surber                           /s/Kevin Schillo
By: _______________________________             By______________________________
       Richard D. Surber, President and CEO         Kevin Schillo, Secretary




                           KELLY'S COFFEE GROUP, INC.,
                              a Nevada Corporation




         /s/ Richard D. Surber                            /s/Kevin Schillo
By: _______________________________              By_____________________________
       Richard D. Surber, President and CEO          Kevin Schillo, Secretary

                                   Exhibit 23

                              Consent of Accountant

                                  [Letterhead]
                               Mantyla McReynolds
                           A Professional Corporation


We hereby consent to the use of our audit report of Kelly's Coffee Group, Inc. dated March 9, 2001 for the year ended December 31, 2000 in the Form 10-KSB.

   /s/ Mantyla McReynolds
--------------------------------
March 22, 2001

                                   Exhibit 99

                            Bruce M. Pritchett, P.C.
                                 ATTORNEY AT LAW


268 West 400 South, Suite 318                     Phone: (801) 575-8073 Ext. 107
Salt Lake City, Utah 84101                                   FAX: (801) 521-2081


                                January 24, 2001


Kelly's Coffee Group, Inc.
268 West 400 South, Suite 300
Salt Lake City, UT 84101

         Re:      Debts Attributable to Former Subsidiaries or
                  Barred by Colorado Statute of Limitations

Dear Sirs:

         You have asked me to furnish you with an opinion letter regarding certain debts, specified herein, which have been carried on the financial books of your company and whether such debts are attributable to subsidiaries which you no longer own or which are barred by the Colorado Statute of Limitations (Section 13-80-103.5 of the Colorado Revised Statutes). I am furnishing this letter to you as special counsel, and my representation is limited to the foregoing legal question(s) under the laws of Colorado.

         This letter is governed by, and shall be interpreted in accordance with, the Legal Opinion Accord (the "Accord") of the ABA Section of Business Law
(1991). As a consequence, it is subject to a number of qualifications, exceptions, definitions, limitations on coverage and other limitations, all as more particularly described in the Accord, and this opinion letter should be read in conjunction therewith. The law covered by the opinions expressed herein is limited to the law of the state of Colorado.

         In connection with this representation, I have examined or discussed with informed individuals the following documents (a copy of each is attached to this letter):

A. "Schedule of assets and liabilities" prepared by accountants for Kelly's Coffee in approximately October of 2000;

B.   "Balance Sheet as of October 17, 2000" prepared by accountants for Kelly's;

C. "Kelly's Coffee debt schedule from correspondence files" prepared by accountants for Kelly's;

D. "Kelly's Coffee outstanding debt reconciliation" prepared by accountants for Kelly's;

E. Letter dated May 10, 1999 from Terrence Buttler to Richard Surber, including the following documents attached thereto:

A.   Invoice from Corporate Stock Transfer for period ending 2/28/99;

B.   Invoice from Mitchell Financial Printing dated 5/19/98;

C. "Kelly's Coffee Group Adjusted Trial Balance 2/28/98" showing reserve for discontinued operations;

D. 4 pages of handwritten ledgers, notes and computer printout page for Kelly's Coffee, captioned "Reserve for Discontinued Operations 2/28/98";

F.   20-page  letter  faxed  from  Terry  Seipelt,   dated  2/29/00,   including
     handwritten ledgers for Kelly's Specialty Group, Inc.;

G. Representation letter from Richard Surber, president of Kelly's Coffee, dated 1/23/01;

H.   Letter from Hale Pratt Midgley et al., attorneys, dated 8/28/97;

I.   Letter from Kim Taylor, attorney, dated 7/29/99;

J. Dun & Bradstreet "Business Information Report" regarding Kelly's Coffee Group, Inc., dated July 8, 1999;

K. Dun & Bradstreet "Business Information Report" regarding Kelly's Coffee Group, Inc., dated January 3, 2001;

L. Dun & Bradstreet "Company Reports" for Kelly's Coffee Group, Inc. in California, Colorado, Utah, and Nevada, dated January 3, 2001;

M.   Experian  business profile for Kelly's Coffee Group,  Inc. dated January 4,
     2001

N. "Acknowledgment of Satisfaction of Judgment" in the case of Irby Industries et al. v. Feinglas, Kelly's Coffee Group, Inc., et al. dated 8/10/99


O. "Release of Judgment" between Irby Industries et al. and Kelly's Coffee Group, Inc. dated July 28, 1999.

         I have also investigated such other matters and examined such other documents as I deemed necessary in connection with rendering this opinion.


         In examining or discussing the foregoing documents, I have assumed the genuineness of signatures (both manual and conformed), the authenticity of documents submitted to me as originals, the conformity with originals of all documents furnished as copies/facsimiles, and the correctness of the facts set forth in such documents. Nothing came to my attention during the course of my investigation that led me to conclude that any of such documents was not genuine or authentic or that the facts set forth therein were not true.

         Based upon the foregoing, the undersigned is of the opinion that

1.   As to all of the $712,739 in liabilities  recorded on your balance sheet as
     "liabilities   from   discontinued   operations"  there  is  no  reasonable
     expectation that you will actually have to pay these liabilities because:

     A. the documentation shows that they were the debts of Kelly's Specialty Group, Inc. or other subsidiaries of Kelly's Coffee Group, Inc. which the company has divested itself of and which it no longer owns; or

     B. the debts were incurred more than 6 years before December 31, 2000, and thus are barred by the Colorado Statute of Limitations found in
          Section 13-80-103.5 of the Colorado Revised Statutes, which read in relevant part: "(1) The following actions shall be commenced within six years after the cause of action accrues, and not thereafter: (a) All actions to recover a liquidated debt or an unliquidated, determinable amount of money due to the person bringing the action, all actions for the enforcement of rights set forth in any instrument securing the payment of or evidencing any debt, and all actions of replevin to recover the possession of personal property encumbered under any instrument securing any debt; . . ."

         This opinion letter and the opinions set forth herein are made as of the date at the top of this letter, and the undersigned disclaims any undertakings or obligations to update these opinions for events or circumstances occurring after the date hereof or as to facts relating to prior events that are subsequently brought to the undersigned's attention.

         This opinion letter is rendered only to you and is solely for your use in connection with the preparation of your financial statements. This opinion letter may not be used for or relied upon for any other purpose or by any other person without the undersigned's prior written consent.

                                                     Sincerely,

                                                     /s/ Bruce M. Pritchett
                                                     ---------------------------
                                                     Bruce M. Pritchett, P.C.