Form 10QSB
period 2001-03-31
KELLYS COFFEE GROUP INC
filed 2001-05-11
CIK 833209

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

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


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 9, 2001 was 51,964,427.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................5

SIGNATURES.....................................................................6

INDEX TO EXHIBITS..............................................................7




                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Kelly's Coffee Group, Inc., a Nevada corporation and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.








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


Balance Sheet................................................................F-2

Statement of Operations......................................................F-3

Statement of Cash Flows......................................................F-4

Notes to Unaudited Financial Statements......................................F-5

                           KELLY'S COFFEE GROUP, INC.
                          (A Development Stage Company)
                        UNAUDITED CONDENSED BALANCE SHEET
                                 March 31, 2001


                                                                            Unaudited
                                                                          March 31, 2001
                                                                       --------------------
    ASSETS

     CURRENT ASSETS
            Cash                                                      $                8,843
            Accounts Receivable - related party                                       54,482
            Marketable securities - available for sale                               205,336
                                                                        --------------------
     Total Current Assets                                                            268,661

    TOTAL ASSETS                                                      $              268,661
                                                                        --------------------

                                                                        --------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                $               14,415
                                                                        --------------------
Total Current Liabilities                                                             14,415

TOTAL LIABILITIES                                                                     14,415

SHAREHOLDERS' EQUITY/ (DEFICIT)
      Preferred stock, $0.001 par value, authorized 5,000,000
              shares; issued and outstanding -0- shares                                    -
      Common stock, $0.001 par value, authorized 500,000,000
              shares;  issued and outstanding 51,964,427                              51,964
      Additional paid-in capital                                                   3,232,153
      Capital Distributions                                                        (840,647)
      Deficit accumulated prior to the development stage                         (2,177,449)
      Retained earnings accumulated during the development stage                    (11,775)
                                                                        --------------------
      Total Stockholders' equity (deficit)                                           254,246
                                                                        --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $              268,661
                                                                        --------------------

                  See Notes To Unaudited Financial Statements.

                           KELLY'S COFFEE GROUP, INC.
                          (A Development Stage Company)
                        UNAUDITED STATEMENT OF OPERATIONS

                                                                                                           From inception
                                                                                                           of Development
                                                                                                              Stage on
                                                                                                             January 1,
                                                                For the Three Months Ended                   2001through
                                                                        March 31,                             March 31,
                                                               2001                   2000                      2001
                                                         ----------------      ------------------       ---------------------

Sales                                                    $             -                       -        $                   -
General and Administrative                                         13,125                 372,262                      13,125
                                                         ----------------      ------------------       ---------------------
     Income (Loss) From Operations                               (13,125)               (372,262)                    (13,125)
                                                         ----------------      ------------------       ---------------------

Other Income (Expense)
     Interest expense                                                   -                (30,612)                           -
     Unrealized gain (loss) on securities                                                (40,724)
     Realized gain on sale of securities                            1,370                  86,364                       1,370
     Subsidiary income (loss) net of tax                                                        -
                                                         ----------------      ------------------       ---------------------
     Total Other Income (Expense)                                   1,370                  15,028                       1,370
                                                         ----------------      ------------------       ---------------------

Net Loss Before tax provision                                    (11,755)               (357,234)                    (11,755)

Income Tax Provision                                                    -                       -                           -
                                                         ----------------      ------------------       ---------------------
Net Income (Loss)                                        $       (11,755)      $        (357,234)       $            (11,755)
                                                         ================      ==================       =====================


Income (Loss) per share                                  $         (0.00)                  (0.01)       $              (0.00)
                                                         ----------------      ------------------       ---------------------
Weighted average shares outstanding                            51,964,427              51,555,736                  51,964,427
                                                         ================      ==================       =====================

                  See Notes to Unaudited Financial Statements.

                           KELLY'S COFFEE GROUP, INC.
                          (A Development Stage Company)
                        UNAUDITED STATEMENT OF CASH FLOWS

                                                                                                                 From
                                                                                                           inception of
                                                                                                            Development
                                                                                                               Stage
                                                                                                            (January 1,
                                                                   For the three months ended                2001) to
                                                                            March 31,                        March 31,
                                                                   2001                   2000                 2001
                                                             ----------------        ---------------      -----------------

Cash Flows from Operating Activities
Net Loss                                                  $      (11,755)     $     (357,234)    $      (11,755)
      Adjustments to reconcile net loss to
         net cash used in operating activities:
           Unrealized loss on trading securities                        -              40,724                  -
           Issued common stock for services                             -             387,196                  -
           Increase (decrease) in accounts payable                  1,438                 378              1,438
           Increase (decrease) in other liabilities                     -             102,448                  -
                                                             ------------        ------------      -------------
Net Cash Provided (Used in) Operating
   Activities                                                    (10,317)             173,512           (10,317)
                                                             ------------        ------------      -------------

Cash flow from Investing Activities:
      Divestiture/purchase of subsidiaries                        889,392                   -            889,392
      Net change in marketable securities                       (205,336)           (112,353)          (205,336)
                                                             ------------        ------------      -------------
Net Cash used in Investing Activities                             684,056           (112,353)            684,056
                                                             ------------        ------------      -------------

Net Cash (Used) by Financing Activities
      Capital distribution - Wichita Development                (840,647)                   -          (840,647)
      Decrease in amount due from shareholder                      93,109            (50,000)             93,109
                                                             ------------        ------------      -------------
                                                                (747,538)            (50,000)          (747,538)
                                                             ------------        ------------      -------------

Net Increase (Decrease) in Cash                                  (73,799)              11,159           (73,799)

Cash at Beginning of Period                                        82,642                   -             82,642
                                                             ------------        ------------      -------------


Cash at End of Period                                     $         8,843     $        11,159    $         8,843
                                                             ------------        ------------      -------------


Supplemental Disclosures

      Interest paid                                       $             -     $             -    $             -
      Income taxes paid                                                 -                   -                  -

                  See Notes to Unaudited Financial Statements.

                           KELLY'S COFFEE GROUP, INC.
                          (A Development Stage Company)
                   Notes to the Unaudited Financial Statements
                                 March 31, 2001

NOTE 1 -          PRELIMINARY NOTE

         The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2000.

         The Company owned a subsidiary Wichita Development Corporation whose operations consisted of owning and operating a 7 story office building in downtown Wichita, Kansas for the period August 30, 2000, to December 31, 2000. The subsidiary was subsequently spun-off to Company shareholders in January of 2001.

 NOTE 2 -         MARKETABLE SECURITIES - available for sale

         The Company has applied the principles of Statement of Financial Accounting Standards, No. 115, Accounting for Certain Investments In Debt and Equity Securities. In accordance with the principle, the Company has classified all investments as available-for-sale. The following is a summary of marketable securities at March 31, 2001:

         1,078,148 shares of Wichita Development (WHDV)
           valued at $0.0483 per share                          $         48,745

         Note: the following securities are currently restricted shares carried at cost due to the lack of a readily determinable market price

         520,000 shares of Alexandria Holdings, Inc.
           valued at $0.00577 per share                                    3,000
         520,000 shares of Cairo Acquisitions, Inc.
           valued at $0.00577 per share                                    3,000
         520,000 shares of Aswan Investments, Inc.
           valued at $0.00577 per share                                    3,000
         3,056,944 shares of Wichita Development
           valued at $0.0483 per share                                   147,591
                                                                      ----------

                                                                $        205,336
                                                                      ==========

The Company's owns approximately 17% of the issued and outstanding shares of WHDV and 7.9% of Alexandria, Cairo, and Aswan's issued and outstanding shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

As used herein the term "Company" refers to Kelly's Coffee Group, Inc., a Nevada corporation and its predecessors, unless the context indicates otherwise. The Company discontinued its operations on February 28, 1998. The Company is currently a shell company whose purpose is to acquire operations through an acquisition, merger or begin its own start-up business.

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

The Company is a development stage company and currently has no employees other than its president and director. The Company has no current plans to make any changes in the number of employees.

Results of Operations

The Company had no sales revenues for the three months ended March 31, 2001 or 2000. The Company had no sales in for these periods because it had no operations during these periods.

General and administrative expenses were $13,125 for three months ended March 31, 2001, compared to $372,262 for the same period in 2000. The general and administrative expenses decreased for the same period in 2001 because activities related to resolving debt were completed prior to the year ended December 31, 2000. The search for an appropriate candidate for a reverse merger continued during the period ended March 31, 2001.

The Company recorded a net loss of $11,755 for the three months ended March 31, 2001 compared to a net loss of $357,234 for the same period in 2000. The net loss decreased as a result of the Company concluding its efforts to settle debt at a discount. The net loss for the three months ended March 31, 2001 was attributable to $13,125 in general administrative expenses relating to miscellaneous fees.

Capital Resources and Liquidity

At March 31, 2001, the Company had current assets of $268,661 and total assets of $268,661 as compared to $230,233 and $1,119,625, respectively at December 31, 2000. The Company had a net working capital surplus of $254,246 at March 31, 2001 compared to a working capital surplus of $217,256 at December 31, 2000.

Net stockholders' equity in the Company was $254,246 as of March 31, 2001, compared to $1,106,648 as of December 31, 2000.

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 4.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 7 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10QSB.

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of May 2001.


Kelly's Coffee Group, Inc.


/s/ Richard Surber
------------------------------------
Richard Surber, President and Director

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

3(iii)   *     Articles of Incorporation of Kelly's Coffee Group, Inc. filed with  the  Secretary  of  State  of  Nevada  on  August  3,  2000
               (incorporate herein by reference from Exhibit No. 3(ii) of the Company's Form 10KSB for the period ended December 31, 2000).

3(iv)    *     Articles of Merger merging Kelly's Coffee Group, Inc., a Colorado
               Corporation into Kelly's Coffee Group, Inc., a Nevada
               Corporation, filed with the Secretary of State of Colorado on September 22, 2000, and with the Secretary of State of Nevada on October 5, 2000 (incorporate herein by reference from Exhibit No.
               3(iii) of the Company's  Form 10KSB for the period ended December
               31, 2000).

4(a)     *     Form of  certificate  evidencing  shares of "Common Stock" in the
               Company  (incorporated  from Exhibit 4(a) to the  Company's  Form
               S-18 as filed with the Securities and Exchange Commission on September 16, 1988 ).


99       *     Attorney's  opinion  dated  January  24,  2001  regarding:  Debts
               Attributable to Former Subsidiaries or Barred by Colorado Statute of Limitations (incorporate herein by reference from Exhibit No.
               99 of the Company's  Form 10KSB for the period ended December 31,
               2000).


* Indicates documents incorporated by reference.