Form 10QSB
period 2001-06-30
KELLYS COFFEE GROUP INC
filed 2001-08-01
CIK 833209

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

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


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of July 27, 2001 was 51,964,427.

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

ITEM 5.  OTHER INFORMATION....................................................5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................5

SIGNATURES....................................................................6

INDEX TO EXHIBITS.............................................................7












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Kelly's Coffee Group, Inc., a Nevada corporation and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2001 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.










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


Balance Sheet................................................................F-2

Statement of Operations......................................................F-3

Statement of Cash Flows......................................................F-4

Notes to Unaudited Financial Statements......................................F-5

                           KELLY'S COFFEE GROUP, INC.
                          (A Development Stage Company)
                        UNAUDITED CONDENSED BALANCE SHEET
                                  June 30 2001



                                                               Unaudited
                                                              June 30 2001
                                                          --------------------
    ASSETS

     CURRENT ASSETS
            Cash                                             $     33,115
            Marketable securities - available for sale            215,336
                                                              -----------
     Total Current Assets                                         248,451

    TOTAL ASSETS                                             $    248,451
                                                              -----------

                                                              -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       AP-Trade                                              $       4,792
                                                              ------------
Total Current Liabilities                                            4,792

TOTAL LIABILITIES                                                    4,792

SHAREHOLDERS' EQUITY/ (DEFICIT)
       Preferred stock - 50,000,000 shares auhorized
          at $0.001 par, none issued and outstanding                     0
       Common Stock - 1,000,000,000 shares authorized
          at $0.001 par;  51,964,427 shares issued and
          outstanding                                               51,964
       Additional paid-in capital                                2,391,473
       Accumulated Deficit (Predevelopment stage)              (2,177,469)
       Accumulated Deficit (Development stage)                    (22,309)
                                                              ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                               243,658
                                                              ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $     248,451
                                                              ------------






                  See Notes To Unaudited Financial Statements.

                           KELLY'S COFFEE GROUP, INC.
                          (A Development Stage Company)
                        UNAUDITED STATEMENT OF OPERATIONS

                                                                                                           From inception
                                                                                                           of Development
                                                                                                              Stage on
                                                                                                           January 1, 2001
                                                                For the Three Months Ended                     through
                                                                         June 30,                             June 30,
                                                               2001                   2000                      2001
                                                         ----------------      ------------------     -----------------
Sales                                                 $                -                       -     $               -
General and Administrative                                         10,554                       0              (23,679)
                                                         ----------------      ------------------     ----------------
     Income (Loss) From Operations                                (10,554)                      0              (23,679)
                                                         ----------------      ------------------     ----------------

Other Income (Expense)
     Interest expense                                           -                               0                  -
     Unrealized gain (loss) on securities                       -                               0                  -
     Realized gain on sale of securities                        -                               0                1,370
                                                         ----------------      ------------------     ----------------
     Total Other Income (Expense)                                       -                       0                1,370
                                                         ----------------      ------------------     ----------------

Net Loss Before tax provision                                     (10,554)                      0              (22,309)

Income Tax Provision                                                    -                       -                    -
                                                         ----------------      ------------------     ----------------

Net Income (Loss)                                      $          (10,554)    $                 0    $         (22,309)
                                                         ----------------      ------------------     ----------------


Income (Loss) per share                                $            (0.00)                   0.00    $           (0.00)


Weighted average shares outstanding                            51,964,427              51,555,736           51,964,427
                                                         ----------------      ------------------     ----------------
                                                         ----------------      ------------------


                  See Notes to Unaudited Financial Statements.

                           KELLY'S COFFEE GROUP, INC.
                          (A Development Stage Company)
                        UNAUDITED STATEMENT OF OPERATIONS

                                                                               For the Six Months Ended
                                                                                       June 30
                                                                           2001                         2000
                                                                   --------------------          ------------------
Sales                                                            $                         $                      -
General and Administrative                                                       23,679                     372,262
                                                                   --------------------          ------------------
     Income (Loss) From Operations                                              (23,679)                   (372,262)
                                                                   --------------------          ------------------

Other Income (Expense)
     Interest expense                                                                 -                     (30,612)
     Unrealized gain (loss) on securities                                             -                     (40,724)

     Realized gain on sale of securities                                          1,370                      86,364
                                                                   --------------------          ------------------
     Total Other Income (Expense)                                                 1,370                      15,028
                                                                   --------------------          ------------------

Net Loss Before tax provision                                                   (22,309)                   (357,234)

Income Tax Provision                                                                  -                           -
                                                                   --------------------          ------------------
Net Income (Loss)                                                $              (22,309)       $           (357,234)
                                                                   --------------------          ------------------


Income (Loss) per share                                          $                (0.00)       $              (0.01)


Weighted average shares outstanding                                          51,964,427                  51,555,736
                                                                   ===================           ===================





                  See Notes to Unaudited Financial Statements.

                           KELLY'S COFFEE GROUP, INC.
                         (A Development Stage Company)
                       UNAUDITED STATEMENT OF CASH FLOWS

                                                                                                                   From
                                                                                                               inception of
                                                                                                               Development
                                                                                                                  Stage
                                                                            For the three months               (January 1,
                                                                                   ended                         2001) to
                                                                                  June 30,                       June 30,
                                                                          2001               2000                  2001
                                                                      -------------      -------------      ------------------
Cash Flows from Operating Activities
Net Loss                                                           $        (10,554)    $     (357,234)    $           (22,309)
      Adjustments to reconcile net loss to
         net cash used in operating activities:
           Issued common stock for services                                       -            387,196
           Decrease (increase) in related party receivables                  54,482                378                  54,482
           Increase (decrease) in accounts payable                           (9,623)            -                       (8,185)
           Increase (decrease) in other liabilities                               -            102,448                      -
                                                                      -------------      -------------      ------------------
Net Cash Provided (Used in) Operating Activities                             34,305            132,788                  23,988
                                                                      -------------      -------------      ------------------

Cash flow from Investing Activities:
      Divestiture/purchase of subsidiaries                                        -            -                       889,392
      Net change in marketable securities                                   (10,033)           (71,629)               (215,369)
                                                                      -------------      -------------      ------------------
Net Cash used in Investing Activities                                       (10,033)           (71,629)                674,023
                                                                      -------------      -------------      ------------------

Net Cash (Used) by Financing Activities
      Capital distribution - Wichita Development                                  -            -                      (840,647)
      Decrease in amount due from shareholder                                     -            (50,000)                 93,109
                                                                      -------------      -------------      ------------------
                                                                                  -            (50,000)               (747,538)
                                                                      -------------      -------------      ------------------

Net Increase (Decrease) in Cash                                              24,272             11,159                (49,527)

Cash at Beginning of Period                                                   8,843            -                        82,642
                                                                      -------------      -------------      ------------------

Cash at End of Period                                              $         33,115    $        11,159    $             33,115
                                                                      -------------      -------------      ------------------


Supplemental Disclosures
      Interest paid                                                $              -    $           -      $                  -
      Income taxes paid                                                           -                -                         -



                  See Notes to Unaudited Financial Statements.

                           KELLY'S COFFEE GROUP, INC.
                          (A Development Stage Company)
                        UNAUDITED STATEMENT OF CASH FLOWS

                                                                               For the six months ended
                                                                                     June 30 2001
                                                                             2001                     2000
                                                                      ------------------        -----------------
Cash Flows from Operating Activities
Net Loss                                                           $             (22,309)     $          (357,234)
      Adjustments to reconcile net loss to
         net cash used in operating activities:

           Issued common stock for services                                            -                  387,196
           Decrease (increase) in related party receivables                       54,482                      378
           Increase (decrease) in accounts payable                                (8,185)                -
           Increase (decrease) in other liabilities                                    -                  102,448
                                                                      ------------------        -----------------
Net Cash Provided (Used in) Operating Activities                                  23,988                  132,788
                                                                      ------------------        -----------------

Cash flow from Investing Activities:
      Divestiture/purchase of subsidiaries                                       889,392                -
      Net change in marketable securities                                       (215,369)                 (71,629)
                                                                      ------------------        -----------------
Net Cash used in Investing Activities                                            674,023                  (71,629)
                                                                      ------------------        -----------------

Net Cash (Used) by Financing Activities
      Capital distribution - Wichita Development                                (840,647)                -
      Decrease in amount due from shareholder                                     93,109                  (50,000)
                                                                      ------------------        -----------------
                                                                                (747,538)                 (50,000)
                                                                      ------------------        -----------------

Net Increase (Decrease) in Cash                                                  (49,527)                  11,159

Cash at Beginning of Period                                                       82,642                -
                                                                      ------------------        -----------------

Cash at End of Period                                              $              33,115     $             11,159
                                                                      ------------------        -----------------


Supplemental Disclosures
      Interest paid                                                $                   -     $                -
      Income taxes paid                                                                -                      -

                  See Notes to Unaudited Financial Statements.

                           KELLY'S COFFEE GROUP, INC.
                          (A Development Stage Company)
                   Notes to the Unaudited Financial Statements
                                  June 30, 2001

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

 NOTE 2 -         MARKETABLE SECURITIES - available for sale

         The Company has applied the principles of Statement of Financial Accounting Standards, No. 115, Accounting for Certain Investments In Debt and Equity Securities. In accordance with the principle, the Company has classified all investments as available-for-sale. The following is a summary of marketable securities at June 30, 2001:

         1,078,148 shares of Wichita Development (WHDV)
              valued at $0.0483 per share                     $      48,745

Note: the following securities are currently restricted shares carried at cost due to the lack of a readily determinable market price

         520,000 shares of Alexandria Holdings, Inc.
              valued at $0.00577 per share                           3,000
         520,000 shares of Cairo Acquisitions, Inc.
              valued at $0.00577 per share                           3,000
         520,000 shares of Aswan Investments, Inc.
              valued at $0.00577 per share                           3,000
         3,056,944 shares of Wichita Development (WHDV)
              valued at $0.0483 per share                          147,591
         2,000,000 shares of CareerWorth (COWI)
              valued at $0.0050 per share                           10,000
                                                                  ---------
                                                               $   215,336
                                                                  =========

         The Company owns approximately 17% of the issued and outstanding shares of WHDV and 7.9% of Alexandria, Cairo, and Aswan's issued and outstanding shares.

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

Results of Operations

The Company had no sales revenues for the three months ended June 30, 2001 or 2000. The Company had no sales in for these periods because it had no operations during these periods. General and administrative expenses were $10,554 for three months ended June 30, 2001, compared to $372,262 for the same period in 2000. The general and administrative expenses decreased for the same period in 2001, because activities related to resolving debt were completed prior to the year ended December 31, 2000. The search for an appropriate candidate for a reverse merger continued during the period ended June 30 , 2001 with up to 20 business proposals being reviewed during the last 6 months.

The Company recorded a net loss of $10,554 for the three months ended June 30, 2001 compared to a net loss of $357,234 for the same period in 2000. The net loss decreased as a result of the Company concluding its efforts to settle debt at a discount. The net loss for the three months ended June 30, 2001 was attributable to $10,554 in general administrative expenses relating to miscellaneous fees.

Capital Resources and Liquidity

At June 30, 2001, the Company had current assets of $248,451 and total assets of $248,451 as compared to $230,233 and $1,119,625, respectively at December 31, 2000. The Company had a net working capital of $243,659 at June 30, 2001 compared to a net working capital of $217,256 at December 31, 2000.

Net stockholders' equity in the Company was $243,658 as of June 30, 2001, compared to $1,106,648 as of December 31, 2000. The reason for the drop in equity is due to the distribution of the shares of the Company's former subsidiary, Wichita Development Corp, to shareholders in January of 2001.

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

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of July 2001.


Kelly's Coffee Group, Inc.



/s/  Richard Surber
------------------------------------
Richard Surber, President and Director

                                INDEX TO EXHIBITS


EXHIBIT PAGE
NO.     NO.     DESCRIPTION
---     ---     -----------

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

4(a)    *      Form of certificate evidencing shares of "Common Stock" in the
               Company (incorporated from Exhibit 4(a) to the Company's Form
               S-18 as filed with the Securities and Exchange Commission on September 16, 1988 ).

10(i)   8      Purchase agreement dated 20th day of April 2001, for the purchase of 2,000,000 restricted shares of CareerWorth Inc, common stock.


* Indicates documents incorporated by reference.

Exhibit 10(i)
                            STOCK PURCHASE AGREEMENT

        THIS STOCK PURCHASE AGREEMENT (this "Agreement") is made this 20" day of April 2001, by and between Kelly's Coffee Group, Inc., a Nevada corporation, with its principal place of business it 268 West 400 South, Suite 300, Salt Lake City, Utah 84101, ("Purchaser") and, Career Worth, Inc., a Nevada corporation, with its principle place of business at 385 East 800 South, Orem, Utah 84097 ("Seller" or the "Company")

                                    PREMISES

  WHEREAS, Purchaser wishes to purchase 2,000,000 shares of Seller's shares of common stock in exchange for $10,000, said shares to be issued upon approval of an increase in the number of authorized shares;

                                    AGREEMENT

        BASED on the above Premise, which is hereby incorporated and in consideration of the mutual promises contained herein, the benefits to be derived by each party hereunder and other good and valuable consideration, the sufficiency of which is hereby expressly acknowledged, Purchaser and Seller agree as follows:

1 Sale of Stock. Upon the terms and conditions contained herein Investor agrees to render a payment of $l0,000 in exchange for 2,000,000 shares of the Issuer's Common Stock all of which shares shall be issued pursuant to ss.4(2) of the Securities Act of 1933 (the "Act" and restricted pursuant to Rule 144 promulgated under the Act.

2. Delivery of Stock. Upon execution hereof, ("Closing"), the certificates for the shares of Stock to be issued hereunder shall be delivered to Investor not later than 30 days thereafter and Seller is relying upon representation made by Purchaser in making this issuance

3 . Representation and Warranties of Purchaser. Purchaser represents and warrants that:


     a. Purchaser is acquiring the Shares for its own account and not with a view to any distribution within the meaning of the Securities Act of 1933, as amended (the "Act"). Purchaser acknowledges that it has been advised and is aware that (i) the Company is relying upon an exemption under the Act predicated upon the Purchaser's representations and warranties contained in this Agreement, and (ii) the Shares issued to the Purchaser pursuant to this Agreement will be "restricted stock" within the meaning of the rules and regulations (the "Rules") promulgated by the United States Securities and Exchange Commission ("SEC") pursuant to the Act. Unless, and until, the Shares are registered under the Act, they will be subject to limitations upon resale set forth in the Rules or in other administrative interpretations by the SEC in effect at the time of the proposed sale or other disposition.

     B. Purchaser has received all of the information i considers necessary or appropriate for determining whether to purchase the Shares. Purchaser is familiar with the business affairs, risks and properties of the Company. Purchaser has had an opportunity to ask questions of and receive answers from, the Company, and its officers, directors and other representatives regarding the Company and the terms and conditions of the offering of the Shares. Purchaser has had the opportunity to obtain any additional information the Company possesses or could acquire without unreasonable effort or expense, necessary to verify the accuracy of the information furnished.

     c. Purchaser has such knowledge and expertise in financial and business matters that it is capable of evaluating the merits and substantial risks o an investment in the Shares and is able to bear the economic risks relevant to the purchase of the Shares hereunder.

     d. Purchaser is relying solely upon independent consultation with its professional, legal, tax and accounting advisors and such others as Purchaser deems to be appropriate in purchasing the Shares; Purchaser has been advised to, and has consulted with, its professional tax and legal advisors with respec to any tax consequences of investing in the Company.

     e. Purchaser recognizes that an investment in the securities of the Company involves substantial risk and understands all of the risk factors related to the purchase of the Shares.

     F.   Purchaser understands that there may be no market for the Shares.

     g. Purchaser's financial condition is such that Purchaser is under no present or contemplated future need to dispose of any portion of Share to satisfy any existing or contemplated undertaking, need or indebtedness.

     h. Without in any way limiting the representation set forth above, Purchaser further agrees not to make any disposition of all or any portion of the Shares unless and until:

               (1) There is then in effect a registration statement under the Act covering such proposed disposition and such disposition is made in accordance with such registration statement; or

               (2) Purchaser shall have notified the Company of the proposed disposition and shall have furnished the Company with a detailed statement of the circumstances surrounding the proposed disposition, and if requested by the Company, Purchaser shall have furnished the Company with an opinion of counsel, reasonably satisfactory to the Company and its counsel, that such disposition will not require registration under the Act.

     i. It is understood that the certificates evidencing the Shares will bear substantially the following legends:

     "The securities evidenced hereby have not been registered under the Securities Act of 1933, as amended (the "Act") nor qualified under the securities laws of any states, and have been issued in reliance upon exemptions from such registration and qualification for nonpublic offerings. Accordingly, the sale, transfer, pledge, hypothecation, or other disposition of any such securities or any interest therein may not be accomplished except pursuant to an effective registration statement under the Act and qualification under applicable State securities laws, or pursuant to an opinion of counsel, satisfactory in form and substance to the Company to the effect that such registration and qualification are not required."

     The Purchaser confers full authority upon the Company affix the legend in subparagraph (j) above to the face of the certificate or certificates representing the Shares.

(a) Purchaser understands that the Company is relying upon Purchaser's representations and warranties as contained in this Agreement in consummating the sale and transfer of the Share without registering them under the Act or any law. Therefore, Purchaser agrees to indemnify the company against, and hold it harmless from, all losses, liabilities, costs, penalties and expenses (including attorney's fees) which aris as a result of a sale, exchange or other transfer of the Shares other than as permitted under thi Agreement. Purchaser further understands that the Company will make an appropriate notation o its transfer records of the restrictions applicable to these Shares.

4.   Representations and Warranties of the Company. The

Company represents and warrants that:

     a. The Company is a corporation duly organized, validly existing under the laws of the State of Nevada,

     b. The Company has all necessary corporate power and authority under the laws of Nevada, Utah and all other applicable provisions of law to own its properties and other assets now owned by it, to carry on its business as now being conducted, and to execute and deliver and carry out the provisions of this Agreement.

     c. All corporate action on the part of the Company required for the lawful execution and delivery of this Agreement and the issuance, execution and delivery of the Shares has been or will be duly and effectively taken. Upon execution and delivery, this Agreement will constitute a valid and binding obligation of the Company, enforceable in accordance with its terms, except as the enforceability may be limited by applicable bankruptcy, insolvency or similar laws and judicial decisions affecting creditors' rights generally.

1. Survival of Representations, Warranties and Covenants. The representations, warranties and covenants made by the Company and Purchaser in this Agreement shall survive the purchase and sale of the Shares.

2. Transfer Agent Instructions. The Seller's transfer agent will be instructed to issue one or more stock certificates representing the Common Stock with the restrictive legend set forth in Section 3 in the name of Purchaser and will be advised that the Shares have been issued pursuant to Rule 144 of the Securities Act of 1933. Seller further warrants that no stop transfer instructions will be given to its transfer agent and that these Shares shall be freely transferable on the books and records of CyberAmerica subject to compliance with applicable securities laws.

3. Stock Delivery Instructions. The share certificates shall be delivered to the Purchaser within seven days of the date hereof at such times and place as instructed by the Purchaser.

4. Governing Law. This Consulting Agreement shall be governed by and interpreted in accordance with the laws of the State of Utah, without regard to its law on the conflict of laws. Any dispute arising out of this Consulting Agreement shall be brought in a court of competent jurisdiction in Salt Lake City, Utah.

16.  Miscellaneous

     A. Notices. Any notice under tl-iis Agreement shall be deemed to have been sufficiently given if sent by registered or certified mail, postage prepaid, addressed as follows:

          To the attention of the President at the address first indicated above for the respective entity, or any new address which the parties may hereafter designate by notice. All notices shall be deemed to have been given as of the date of receipt.

     B. Entire Agreement. This instrument sets forth the entire agreement between the parties hereto and no prior written or oral statement or agreement shall be recognized or enforced.

     C. Severability. If a court of competent jurisdiction determines that any clause or provision of this Agreement is invalid, illegal or unenforceable, the other clauses and provisions of the Agreement shall remain in full force and effect. The clauses and provisions which the Court determines are void, illegal or unenforceable shall be limited so that they remain in effect to the extent permissible by law.

     D. Assignment. Neither party may assign this Agreement without the express written consent of the other party. However, if the other party consents to the assignment such assignment will be bind and inure to the benefit of the assignee.

     G. Waiver of Jury Trial. To the extent permitted by law, the parties hereby irrevocably waive a jury trial in the event of litigation. The parties included this provision because of the cost and delay of a jury trial and because the parties believe that a jury trial would not be necessary to resolve any dispute or claim between them.

     H. Attorney's Fees. If either party institutes legal action or other proceeding (including, but not limited to, arbitration) to enforce or to declare any right or obligation under this Agreement or as a result of a breach, default or misrepresentation in connection with any of the provisions of this Agreement, or otherwise because of a dispute among the parties, the successful or prevailing party will be entitled to recover reasonable attorney's fees. Attorney's fees shall include fees for appeals, collections and other expenses incurred in such action or proceeding. Legal fees shall be awarded in addition to any other relief to which the prevailing party may be entitled.

     I. No Third Party Beneficiary. Nothing in this Agreement, expressed or implied, is intended to confer, any rights or remedies upon any person other than the parties hereto and their successors.

     J. Counterparts. The parties understand and agree that they may execute this Agreement in any number of identical counterparts, via facsimile or mail. Each counterpart shall be deemed an original for all purposes.

     K. Further Assurances. At any time and from time to time, after the date of this Agreement, each party will execute such additional instruments and take such actions as are reasonably necessary to confirm or perfect title to the Share or otherwise to carry out the intent end purposes of this Agreement.

     L. Amendment or Waiver. Every right and remedy provided herein shall be cumulative with every other right or remedy at law, or in equity, and may be enforced concurrently herewith. No waiver by any party of the performance of any obligation by the other shall be construed as a waiver of the same or any other defauilt then, theretofore, or thereafter occurring or existing. At any time prior to the Closingr Date, this Agreement may be amended by a writing signed by both parties. Any term or condition of this Agreement may be waived or the time for performance hereof may be extended by a writing signed by the party or parties for whose benefit the provision is intended.

     M. Headings. The section and subsection headings in this Agreement are inserted for convenience only. In the event of a conflict between a heading and the text of this Agreement, the text shall control the meaning and interpretation of this Agreement.

IN WITNESS WHEREOF, the parties hereto have executed this Stock Purchase Agreement. DATED this 20thday of April, 2001.
         CAREER WORTH, INC., Seller,

         By: s/ Curtis Johnson
            ------------------------------------
         Name: Curtis Johnson
         Title: CEO

         KELLY'S COFFEE GROUP, INC., Purchaser

         By:   s/ Richard D. Surber
             ----------------------------------
         Name :Richard D. Surber
         Title: President