Form 10QSB
period 2001-09-30
KELLYS COFFEE GROUP INC
filed 2001-11-13
CIK 833209

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

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





                 268 West 400 South, Salt Lake City, Utah 84101
               (Address of principal executive office) (Zip Code)


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


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 9, 2001 was 53,964,527.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................5

SIGNATURES.....................................................................6

INDEX TO EXHIBITS..............................................................7












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Kelly's Coffee Group, Inc., a Nevada corporation, its subsidiary corporations and predecessors unless otherwise indicated. Unaudited, consolidated condensed interim financial statements including a balance sheet for the Company for the period ended September 30, 2001, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.



































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

Statement of Operations......................................................F-3

Statement of Cash Flows......................................................F-4

Notes to Unaudited Financial Statements......................................F-5
































                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                           KELLY'S COFFEE GROUP, INC.
               (A Development Stage Company as of January 2, 2001)
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET


                                                                            September 30,
                                                                               2001
                                                                           -------------
ASSETS
Current Assets
      Cash                                                                 $      32,673
      Marketable securities - available for sale                                 215,336
                                                                           -------------
TOTAL ASSETS                                                               $     248,009
                                                                           =============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts Payable                                                    $       4,792
                                                                           -------------
TOTAL LIABILITIES                                                                  4,792
                                                                           -------------

SHAREHOLDERS' EQUITY
       Preferred stock, $0.001 par value, 50,000 shares authorized,
            none issued and outstanding                                                -
       Common stock, $0.001 par value, 100,000,000 shares authorized,
            53,964,427 shares issued and outstanding                              53,964
       Additional paid-in capital                                              2,428,473
       Accumulated deficit (pre-development stage)                           (2,177,470)
       Deficit accumulated during development stage                             (61,750)
                                                                           -------------
       Total Stockholders' equity (deficit)                                      243,217
                                                                           -------------

TOTAL LIABILITIES AND
SHAREHOLDERS EQUITY                                                        $     248,009
                                                                           =============





                        See Notes to Financial Statements

                           KELLY'S COFFEE GROUP, INC.
               (A Development Stage Company as of January 2, 2001)
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                                        From inception
                                                                                                        of development
                                                                                                            stage
                                                                                                       (January 2, 2001)
                                                                                                             to
                                                For the Three months                                    September 30,
                                                      ended                 For the Nine months ended        2001

                                               September     November      September      November
                                               30, 2001      30, 2000      30, 2001       30, 2000
                                              -----------  ------------  ------------   ------------      -------------

Revenues

    Rental Revenue                            $         -  $     80,279  $          -   $     80,279      $           -
    Other Property Revenue                              -         1,319             -          1,319                  -
    Miscellaneous Revenue                               -        12,439             -         12,439                  -
                                              -----------  ------------  ------------   ------------      -------------
Total Revenue                                           -        94,037             -         94,037                  -

Rental Related Expenses                                 -        49,479             -         49,479                  -
                                              -----------  ------------  ------------   ------------      -------------

Gross Profit Margin                                     -        44,558             -         44,558                  -

Operating Expenses
    General and Administrative                     39,441       161,194        63,120        175,858             63,120
                                              -----------  ------------  ------------   ------------      -------------

Loss From Operations                             (39,441)     (116,636)      (63,120)      (131,300)           (63,120)
                                              -----------  ------------  ------------   ------------      -------------

Other Income (Expense)
    Interest income (expense)                           -         3,911             -       (29,816)                  -
    Realized gain on sale of securities                 -       691,405         1,370        915,004              1,370
                                              -----------  ------------  ------------   ------------      -------------
Net gain (loss) before Extraordinary
Items                                            (39,441)       578,060      (61,750)        753,888           (61,750)

    Extraordinary gain - debt
    settlement                                          -       197,727             -        955,586                  -

                                              ===========  ============  ============   ============      =============

Net Income (Loss)                             $  (39,441)  $    776,407  $   (61,750)   $  1,709,474      $    (61,750)

Other Comprehensive Income
    Unrealized holding gains (losses)                   -       940,127             -       (70,008)                  -
                                              -----------  ------------  ------------   ------------      -------------
Comprehensive Income (Loss)                      (39,441)     1,716,534      (61,750)      1,639,466           (61,750)


Income (Loss) per Share                       $         -  $       0.02  $          -   $       0.03
                                              -----------  ------------  ------------   ------------

Weighted average shares outstanding            52,704,000    52,074,000    52,214,000     52,074,000
                                              -----------  ------------  ------------   ------------





                       See Notes to Financial Statements.

                           KELLY'S COFFEE GROUP, INC.
               (A Development Stage Company as of January 2, 2001)
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                            From inception
                                                                                            of development
                                                                                            stage (January
                                                                                             2, 2001) to
                                                                                             September 30,
                                                              For the nine months ended         2001
                                                         September 30,    November 30,
                                                            2001             2000
                                                       -------------      ------------      -------------
Cash Flows from Operating Activities
   Net Income (Loss)                                   $    (61,750)      $  1,709,474      $    (61,750)
     Adjustments to reconcile net income to net cash
     provided by operating activities
        Issued common stock for services                      39,000            22,859             39,000
        Depreciation                                               -             3,663                  -
        Marketable securities received in divestiture         48,745                 -             48,745
        Decrease (increase) in accounts receivable                 -         (109,181)                  -
        Decrease (increase) in prepaid expenses                    -           (6,236)                  -
        Decrease (increase) related party receivables         54,482                 -             54,482
        Gain on settlement of debt                                 -         (945,309)                  -
        Increase (decrease) in accounts payable              (8,186)            39,587            (8,186)
        Increase (decrease) in other liabilities                   -            11,189                  -
Net Cash Provided by (Used in) Operating
Activities                                                    72,291           726,046             72,291
                                                       -------------      ------------      -------------


Cash Flows from Investing Activities:
     Purchase of building                                          -         (539,600)                  -
     Net change in marketable securities                   (215,369)           393,911          (215,369)
Net Cash Provided by (Used in) Investing
Activities                                                 (215,369)         (145,689)          (215,369)
                                                       -------------      ------------      -------------


Cash Flows from Financing Activities
     Decrease in amount due from shareholder                  93,109                 -             93,109
                                                       -------------      ------------      -------------
Net Cash (Used) by Financing Activities                       93,109                 -             93,109
                                                       -------------      ------------      -------------


Net Increase (Decrease) in Cash                             (49,969)           580,357           (49,969)
                                                       -------------      ------------      -------------

Cash at Beginning of Period                                   82,642            14,848             82,642
                                                       -------------      ------------      -------------

Cash at End of Period                                  $      32,673      $    595,205      $      32,673
                                                       =============      ============      =============








                   See Notes to Unaudited Financial Statements

                           KELLY'S COFFEE GROUP, INC.
               (A Development Stage Company as of January 2, 2001)
                   Notes to the Unaudited Financial Statements
                               September 30, 2001

NOTE 1 -          PRELIMINARY NOTE

          The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary to present a fair statement of the results for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the year ended December 31, 2000.

          The company changed its year-end from a fiscal year of February month end to a calendar December 31 year end, with IRS approval at the end of the year 2000. At that time a short year filing (10 months) was produced and audited (see 10KSB for year ended December 31, 2000 filing). In order to provide a valid comparison of operations and cash flows for similar periods, the Company has presented the financial information of the current fiscal year's third quarter (ended
          September 30, 2001) and the previous year's third quarter (ended November 30, 2000). All relevant financial and comparative discussions use these two periods.

NOTE 2 -          SECURITIES RECEIVED IN DIVESTITURE

          The Company owned a subsidiary Wichita Development Corporation whose operations consisted of owning and operating a 7 story office building in downtown Wichita, Kansas for the period August 30, 2000, to December 31, 2000. The subsidiary was subsequently spun-off to Company shareholders in January of 2001. As a result of the divestiture, the company received securities of Wichita Development Corporation due to the rounding of shares and unallocatable partial shares. These consist of 1,078,148 shares free trading.

NOTE 3 -          MARKETABLE SECURITIES - available for sale

          The Company has applied the principles of Statement of Financial Accounting Standards, No. 115, Accounting for Certain Investments In Debt and Equity Securities. In accordance with the principle, the Company has classified all investments as available-for-sale. The following is a summary of marketable securities at September 30, 2001, carried at cost due to the lack of a readily determinable market price:

         1,078,148 shares of Wichita Development (WHDV)
              valued at $0.0483 per share   (free trading)          $     48,745
         520,000 shares of Alexandria Holdings, Inc.
              valued at $0.00577 per share (restricted)                    3,000
         520,000 shares of Cairo Acquisitions, Inc.
              valued at $0.00577 per share (restricted)                    3,000
         520,000 shares of Aswan Investments, Inc.
              valued at $0.00577 per share (restricted)                    3,000
         3,056,944 shares of Wichita Development (WHDV)
              valued at $0.0483 per share   (restricted)                 147,591

                           KELLY'S COFFEE GROUP, INC.
               (A Development Stage Company as of January 2, 2001)
                   Notes to the Unaudited Financial Statements
                           September 30, 2001 (cont.)


         2,000,000 shares of CareerWorth (COWI)
              valued at $0.0050 per share (restricted)                    10,000
                                                                        --------
                                                             $           215,336
                                                                         -------

          The Company owns approximately 17% of the issued and outstanding shares of WHDV and 7.9% of Alexandria, Cairo, and Aswan's issued and outstanding shares. All other holdings are below 5% of the issued and outstanding shares.


NOTE 4 -          ISSUANCES OF STOCK

          On August 27, 2001, the Company issued 2,000,000 shares of restricted common stock, 1,000,000 shares to Mr. Bobby Welch and 1,000,000 shares to Mr. Ruairidh Campbell, for services rendered in locating a suitable merger candidate.

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

Results of Operations

The Company had no sales revenues for the three and nine months ended September 30, 2001, as compared to $94,037 for the three and nine months periods ended November 30, 2000. The Company had no sales in 2001 because it had no operations during these periods. Revenues in 2000 were due to rents received from an office building owned by Wichita Development which was acquired on August 30, 2000 and subsequently spun off to shareholders on January 2, 2001.

General and administrative expenses were $39,442 for three months ended September 30, 2001, compared to $161,194 for the comparable in 2000. The general and administrative expenses decreased for the same period in 2001, because activities related to resolving debt and building operations (the company's operating subsidiary was spun-off to shareholders on January 2, 2001) were not conducted in 2001. The search for an appropriate candidate for a reverse merger continued during the period ended September 30, 2001, with up to 24 business proposals being reviewed during the last 9 months.

The Company recorded a net loss of $39,441 for the three months ended September 30, 2001, compared to a net profit of $776,407 for the three month period ended November 30, 2000. The net loss is a result of incurring expenses with no operations to generate revenue to offset expenses. The net profit for the same period in 2000 is due to $691,405 in gains on the sale of securities as well as gains on the settlement of debt of $197,727 in addition to operating revenues of $94,037 to offset expenses of approximately $210,000.

The Company recorded a net loss of $61,750 for the nine months ended September 30, 2001, compared to a net profit of $1,709,474 for the comparable period in 2000. The net loss in 2001 is a result of incurring expenses with no operations to generate revenue to offset expenses. The net profit for the same period in 2000 is due to $915,004 in gains on the sale of securities as well as gains on the settlement of debt of $955,586 in addition to operating revenues of $94,037 to offset expenses of approximately $224,000.

Capital Resources and Liquidity

At September 30, 2001, the Company had current assets of $248,009 and total assets of $248,009 as compared to $230,233 and $1,119,625, respectively at December 31, 2000. The Company had a net working capital of $243,217 at

September 30, 2001, compared to a net working capital of $217,256 at December 31, 2000.

Net stockholders' equity in the Company was $243,217 as of September 30, 2001, compared to $1,106,648 as of December 31, 2000. The reason for the drop in equity is due to the distribution of the shares of the Company's former subsidiary, Wichita Development Corp, to shareholders in January of 2001.


                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Kelly's Coffee Group, Inc. vs. Rollerball International, Inc. Suit was filed on behalf of Kelly's against Rollerball International Inc., a Delaware corporation with its place of business in Los Angeles, California on November 16, 2000 in the Third Judicial District Court for the County of Salt Lake, State of Utah, civil cause no. 000909340. The case seeks the recovery of damages for the failure of Rollerball to deliver 312,500 shares of the common stock of Rollerball. Kelly's is alleging a complete failure to perform on the part of Rollerball and seeks recission of the agreement to purchase the shares and the return of the $50,000 purchase price. Kelly's further seeks damages under the Utah Uniform Securities Act in the form of treble damages. Rollerball failed to file a response to the suit's allegations and a default judgment in the amount of $150,000 was entered by the court on April 11, 2001. The Company's Counsel has been instructed to proceed in an attempt to obtain collection of the default judgment and post-judgment discovery is pending at this time.

It should be noted that the rights to any amounts collected were transferred to Wichita Development Corporation in the asset purchase/transfer transaction in November 2000. The suit is proceeding in Kelly's name as it was already filed and to simplify the collection of the debt. Upon resolution, any amounts collected will be transferred to Wichita Development Corp.

ITEM 4.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 27, 2001, the Company issued 1,000,000 shares of restricted common stock to Bob Welch and 1,000,000 shares of restricted common stock to Ruairidh Campbell for services rendered in locating suitable merger candidates, pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there were only two offerrees who were issued stock for services; (3); there were no subsequent or contemporaneous public offerings of the stock; (4) the stock was not broken down into smaller denominations; and (5) the negotiations for the issuance of the stock took place directly between the offerees and the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 7 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K During the period covered by this report, the Company filed two filings on Form 8K.

         (1) On September 17, 2001, the Company filed a Form 8K disclosing the resignation of Mantyla McReynolds as the Company's independent auditors.

         (2) On October 18, 2001, the Company filed a Form 8K disclosing the retention of Tanner and Company as the new independent auditors for the Company.


                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of November, 2001.


Kelly's Coffee Group, Inc.



 /s/ Richard Surber
--------------------------------------
Richard Surber, President and Director

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