Form 10QSB/A
period 2001-09-30
KELLYS COFFEE GROUP INC
filed 2002-01-28
CIK 833209

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

Statement of Cash Flows......................................................F-4

Notes to Unaudited Financial Statements......................................F-5
































                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                           KELLY'S COFFEE GROUP, INC.
               (A Development Stage Company as of January 2, 2001)
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET


                                                                            September 30,
                                                                               2001
                                                                           -------------
ASSETS
Current Assets
      Cash                                                                 $      32,673
      Marketable securities - available for sale                                 215,336
                                                                           -------------
TOTAL ASSETS                                                               $     248,009
                                                                           =============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts Payable                                                    $       4,792
                                                                           -------------
TOTAL LIABILITIES                                                                  4,792
                                                                           -------------

SHAREHOLDERS' EQUITY
       Preferred stock, $0.001 par value, 50,000 shares authorized,
            none issued and outstanding                                                -
       Common stock, $0.001 par value, 1,000,000,000 shares authorized,
            53,964,427 shares issued and outstanding                              53,964
       Additional paid-in capital                                              2,428,473
       Accumulated deficit (pre-development stage)                           (2,177,470)
       Deficit accumulated during development stage                             (61,750)
                                                                           -------------
       Total Stockholders' equity (deficit)                                      243,217
                                                                           -------------

TOTAL LIABILITIES AND
SHAREHOLDERS EQUITY                                                        $     248,009
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


                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of January, 2002.


Kelly's Coffee Group, Inc.



 /s/ Richard Surber
- --------------------------------------
Richard Surber, President and Director

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