Form 10KSB
period 2001-12-31
KELLYS COFFEE GROUP INC
filed 2002-04-01
CIK 833209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ___________ to
___________.

     Commission file number: 33-2128-D
                             ---------

                              Nexia Holdings, Inc.
                        (fka Kelly's Coffee Group, Inc.)
                        --------------------------------
                 (Name of Small Business Issuer in Its Charter)


              Nevada                                      84-1062062
             --------                                    ------------
  (State or Other Jurisdiction of                      (I.R.S. Employer
  Incorporation or Organization)                      Identification No.)


            268 West 400 South, Suite 300, Salt Lake City, Utah 84101
       -------------------------------------------------------------------
                Address of Principal Executive Offices)       (Zip Code)

                                 (801) 575-8073
                                ----------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The issuer's total consolidated revenues for the year ended December 31, 2001 were $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $2,785,445 based on the average closing bid and asked prices for the Common Stock on March 25, 2002.

On March 25, 2002, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 310,202,760.

                                TABLE OF CONTENTS

                                                                          PAGE

                                     PART I


Item 1.  Description of Business............................................1

Item 2.  Description of Property............................................5

Item 3.  Legal Proceedings..................................................5

Item 4.  Submission of Matters to a Vote of Security-Holders................5


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters...........5

Item 6.  Management's Discussion and Analysis or Plan of Operation..........6

Item 7.  Financial Statements...............................................7

Item 8.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure................................8

                                    PART III

Item 9.  Directors and Executive Officers...................................8

Item 10. Executive Compensation.............................................8

Item 11. Security Ownership of Certain Beneficial Owners and Management.....9

Item 12. Certain Relationships and Related Transactions....................10

Item 13. Exhibits, List and Reports on Form 8-K............................11

                 Signatures................................................12

                 Index to Exhibits.........................................13

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

General.

As used herein the terms "Company" and "Nexia" refer to Nexia Holdings, Inc. (formerly known as Kelly's Coffee Group, Inc.), a Nevada corporation and its subsidiaries and predecessors. The Company was incorporated under the laws of the State of Colorado on April 20, 1987. The Company has undergone several name changes since its organization. The Company moved its domicile to the State of Nevada on October 5, 2000, by merging with a Nevada corporation established for the purpose of facilitating the change of domicile. The Company has been involved in several previous business activities, all of which were discontinued in February of 1998. On August 29, 2000, the Company became a holding company by purchasing a majority interest in Wichita Development Corporation ("Wichita"), whose primary business function became real estate operations. On January 2, 2001, pursuant to an SB-2 registration of the shares of Wichita, the Company distributed to its shareholders, one share of Wichita common stock for each three shares of stock owned in the Company, with fractional shares being rounded up to the next whole share. This distribution of Wichita shares reduced the stock ownership of the Company in Wichita to a small percentage of Wichita's outstanding shares. However, subsequent to December 31, 2001, pursuant to the Company's acquisition of the assets of Axia, the Company reacquired a controlling interest in Wichita.

On February 15, 2002, the Company entered into a Stock Purchase Agreement ("Agreement") with Axia Group, Inc. ("Axia"), pursuant to which the Company issued to Axia 255,100,000 restricted shares of the Company's common stock in exchange for essentially all of the assets and liabilities of Axia including a portfolio of securities, real estate holdings and publicly reporting shell-companies. The shares issued to Axia equaled approximately 82% of the issued and outstanding shares of the Company after the close of the transaction. The Company is now a majority owned (over 80%) subsidiary of Axia. Nexia intends to manage the Axia interests acquired as a result of this transaction in a manner similar to that previously followed by Axia. For more information on this transaction, see the Company's Form 8-K filed February 27, 2002.

Forward Looking Business Plan

The Company discontinued its operations on January 2, 2001, by divesting itself of its majority ownership of Wichita. Since then it has attempted to identify and acquire a favorable business opportunity. The Company successfully acquired essentially all of the assets and liabilities of Axia including a portfolio of securities, real estate holdings and publicly reporting shell-companies on February 15, 2002. The following discussion represents the Company's plans to operate the business acquired from Axia in the purchase agreement previously discussed. Property descriptions, legal discussions and similar areas do not include the activities of Axia as they did not apply at year end and may not present a clear picture of past operations. Subsequent filings will treat the Company as a consolidated majority owned subsidiary of Axia complete with all subsidiary activity being represented.

Business of Issuer

Financial Consulting

The Company, through its subsidiary, Hudson Consulting Group, Inc., provides a variety of financial consulting services to a wide range of clients.

Our business model is to provide an expanded scope of financial, business, and investment oriented consulting services to select start-up companies and existing public companies. Specifically, the Company helps client companies by creating a series of infrastructure-based partnerships that take advantage of the Company's expertise in: uncovering private placement funding sources; strategic business planning; SEC registration documentation; transactional document preparation; restructuring capital information; identifying merger and acquisition opportunities; and investor relations.

The Company's clients may choose to be acquired by the Company's reporting companies and create their own public shareholder base with a self underwritten offering or may choose to take advantage of the Company's shareholder base in a Securities and Exchange Commission ("SEC") registered spin-off, or a dividend. The self-underwritten option requires a company to raise capital before obtaining a quote, whereas an SEC registered spin-off or dividend enables clients to obtain a quote prior to raising any new capital.

The Company employs several methods to locate prospective clients. We advertise directly through print media to attract both private and public corporations to engage our services, obtain referrals from previous clients and do our own research of various databases that profile public companies.

The Company charges clients monthly or predetermined fees which vary in both amount and form. Acceptable payments include cash, securities of the client corporation, other assets, or some combination of the three. This payment arrangement allows many organizations, especially start-up ventures and those experiencing financial difficulties, to obtain the Company's services without draining necessary cash funds. However, accepting stock as compensation occasionally impairs the Company's cash flow, and for this reason acceptable payments and the size of payments the Company charges for its services vary with the volatility of the clients' securities, the amount and nature of work involved, and the expenses related to the services being rendered.

Entities from many different industries employ the Company's consulting services. The decision to accept a prospective client depends on the client's financial stability, the type of services needed, and the compensation format. A key to the Company's success is management's ability to improve and maintain its client base and successfully liquidate its compensation.

Real Estate Investment

The Company's real estate operations primarily involve the acquisition, management, lease and sale of real estate holdings. Over the past seven years, Axia had acquired a wide variety of commercial and residential properties. As a result of the purchase of Axia's assets, the Company now owns properties in Utah and other parts of the United States. The Company seeks to locate and acquire undervalued real estate (which is primarily commercial) with little or no cash down. Once acquired, the Company's real estate holdings are leased. Though the Company seeks to generate and maximize rental income through the management and lease of the property, our primary goal is to acquire real estate which will substantially appreciate in value and for which we can realize a substantial gain upon disposition.

Organization

The following chart shows the companies currently owned directly by Nexia Holdings, Inc.(fka Kelly's Coffee Group, Inc.) which is a subsidiary of Axia Group, Inc.


                                          Axia Group, Inc.
                                   -----------------------------
                                                  /
                                                  /
                                        Nexia Holdings, Inc.
                                    (fka. Kelly's Coffee Group)
                        -------------------------------------------------------------
                               /                                     /
           Downtown            /                                     /
          Development          /                           Diversified Holdings I,
          Corporation          /                                   Inc.
-------------------------------/                -------------------------------------------
                               /                                     /
                               /                                     /
                               /                                     /
                               /               Canton Industrial     /
     Canton Tire Recycling     /              Corporation of Salt    /      Canton Wild Horse
     of West Virginia, Inc.    /                   Lake City         /        Ranch II, Inc.
-------------------------------/         ----------------------------/----------------------------
                               /                                     /
                               /                                     /
                               /                                     /
      Golden Opportunity       /                                     /
          Development          /               Hudson Consulting     /           Salt Lake
          Corporation          /                  Group, Inc.        /       Development, Inc.
-------------------------------/         ----------------------------/----------------------------
                               /                                     /
                               /                                     /
                               /                                     /
        Wasatch Capital        /                West Jordan Real     /          Diversified
          Corporation          /             Estate Holdings, Inc.   /      Holdings XIX, Inc.
-------------------------------/         ----------------------------/----------------------------
             /                 /                                     /
             /                 /                                     /
             /                 /               Oasis International   /
        Torchmail              /                Hotel and Casino,    /
   Communications, Inc.        /                      Inc.           /
 ------------------------      /         ----------------------------/
                               /
                               /
                               /
                       Wichita Development
                           Corporation
                ----------------------------------
                /                                /
                /                                /
      Kearns Development                  Wichita Properties
          Corporation                        Corporation
-----------------------------        ----------------------------


The Company also has a substantial interest in approximately 20 shell companies. The Company intends to provide assistance in finding operations for these companies through reverse mergers with operating companies. The value of these companies cannot be determined at this time in light of the fact that: 1) no substantial assets are currently in the companies; 2) The Company has identified no business opportunities for these companies; and 3) The Company's shareholding in these entities are illiquid in light of recent rule changes on the resale of securities in blank check companies. The Company and its president have assisted in filing Form 10-SB's to enable these companies to become fully reporting under the Securities Exchange Act of 1934. The Company's president now also holds a substantial interest in these entities.

Governmental Regulation

The Company and its facilities are subject to normal government regulation at the federal, state and local level. The Company must comply with government regulations regarding employment, wages, access for handicapped and disabled persons and other laws, rules, regulations and ordinances. Although the Company does not foresee any change in existing local, state, or federal regulations, if changes should occur, the Company believes that it can adapt to such new regulations and that those changes would not have any significant effect on revenues or current operations of the Company. However, no assurance can be made that compliance or failure to comply with future regulation will not have a materially adverse effect on the business, operating results or financial condition of the Company.

Competition

The Company expects to be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in operating any business which it may acquire.

Employees

The Company was a development stage company until August 30, 2000, and returned to a development stage company on January 2, 2001, and as of year end at December 31, 2001, had no employees. Executive officers, intend to devote only such time to the affairs of the Company as they deem appropriate. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any additional employees. The Company's subsidiaries have a total of 9 full time employees.

Reports to Security Holders

The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. Should the Company choose to create an annual report, it will contain audited financial statements. The Company will file all of its required information with the Securities and Exchange Commission ("SEC").

The public may read and copy any materials that are filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by the Company with the SEC have been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at: http://www.sec.gov.

ITEM 2.       DESCRIPTION OF PROPERTY

As of year end 2001, the Company owned no real property. The Company currently uses the offices, office equipment, and support staff of Hudson Consulting Group, Inc. ("Hudson"), at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101. The Company currently has no written lease agreement with and makes no rent payments to Hudson.

ITEM 3.       LEGAL PROCEEDINGS

The following case may have a material impact on the Company:

Kelly's Coffee Group, Inc. vs. Rollerball International, Inc. Suit was filed on behalf of the Company, in it former name of Kelly's Coffee, against Rollerball International Inc., a Delaware corporation with its place of business in Los Angeles, California on November 16, 2000 in the Third Judicial District Court for the County of Salt Lake, State of Utah, civil cause no. 000909340. The case seeks the recovery of damages for the failure of Rollerball to deliver 312,500 shares of the common stock of Rollerball. The Company is alleging a complete failure to perform on the part of Rollerball and seeks recission of the agreement to purchase the shares and the return of the $50,000 purchase price. The Company further seeks damages under the Utah Uniform Securities Act in the form of treble damages. A Summons and Complaint was served on Rollerball and a response to the suit's allegations was due by Rollerball no later than March 20, 2001. The Company has received a default judgement in the amount of $150,000 and has begun procedures to collect on the judgement.

It should be noted that the rights to any amounts collected were transferred to Wichita Development Corporation, in the asset purchase/transfer transaction in November 2000. Upon resolution, any amounts collected will be transferred to Wichita Development Corp.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fiscal year covered by this report.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

The Company's common stock is quoted on the Electronic Bulletin Board under the symbol, "NXIA". Prior to the name change to Nexia Holdings, the Company traded on the Electronic Bulletin Board under the symbol "KLYS". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2001 and 2000 are as follows:

YEAR           QUARTER ENDING                HIGH               LOW
2000           March 31, 2000                $1.625             $0.010
               June 30, 2000                 $0.450             $0.045
               September 30, 2000            $0.080             $0.027
               December 31, 2000             $0.065             $0.021
2001           March 31, 2001                $0.055             $0.026
               June 30, 2001                 $0.045             $0.021
               September 30, 2001            $0.044             $0.015
               December 31, 2001             $0.120             $0.020

As of March 25, 2002, the number of issued and outstanding shares of the Company's common stock was 310,202,760, and the approximate number of holders of record of the Company's common stock was 340. No cash dividends were paid during the fiscal years ending December 31, 2001 and 2000.

RECENT SALES OF UNREGISTERED SECURITIES

The Company issued no unregistered securities within the period covered by this report which have not been previously reported on Form 10-QSB.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

The Company=s plan of operation for the coming year, as discussed above, is to identify and acquire favorable business opportunities as well as manage the newly acquired subsidiaries and operations in a manner similar to previously operated by Axia Group, Inc.

The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company believes it can meet its cash needs for the foreseeable future from its current assets.

Our business model is to provide an expanded scope of financial, business, and investment oriented consulting services to select start-up companies and existing public companies. Specifically, the Company helps client companies by creating a series of infrastructure-based partnerships that take advantage of the Company's expertise in: uncovering private placement funding sources, strategic business planning, SEC registration documentation, transactional document preparation, restructuring capital information, identifying merger and acquisition opportunities, and investor relations.

The Company's clients may choose to be acquired by the Company's reporting companies and create their own public shareholder base with a self underwritten offering or may choose to take advantage of the Company's shareholder base in a Securities and Exchange Commission ("SEC") registered spin-off or a dividend.

The self-underwritten option requires a company to raise capital before obtaining a quote, whereas an SEC registered spin-off or dividend enables clients to obtain a quote prior to raising any new capital.

The Company employs several methods to locate prospective clients. We advertise directly through print media to attract both private and public corporations to engage our services, obtain referrals from previous clients and do our own research of various databases that profile public companies.

The Company charges clients monthly or predetermined fees which vary in both amount and form. Acceptable payments include cash, securities of the client corporation, other assets, or some combination of the three. This payment arrangement allows many organizations, especially start-up ventures and those experiencing financial difficulties, to obtain the Company's services without draining necessary cash funds. However, accepting stock as compensation occasionally impairs the Company's cash flow, and for this reason acceptable payments and the size of payments the Company charges for its services vary with the volatility of the clients' securities, the amount and nature of work involved, and the expenses related to the services being rendered.

Entities from many different industries employ the Company's consulting services. The decision to accept a prospective client depends on the client's financial stability, the type of services needed, and the compensation format. A key to the Company's success is management's ability to improve and maintain its client base and successfully liquidate its compensation.

The Company believes it has sufficient funds available to allow it to operate throughout the coming fiscal year without the need to raise additional capital.

The Company is not involved in any product research and development.

The Company has no present plans to purchase or sell any significant amount of plant or equipment.

There are no current plans for any significant changes in the number of employees working for the Company.

ITEM 7.       FINANCIAL STATEMENTS

     The Company's financial statements for the fiscal year ended December 31, 2001 are attached hereto as pages F-1 through F-13.




                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                              NEXIA HOLDINGS, INC.

                      (formerly Kelly's Coffee Group, Inc.)
                          (a Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2001

                       [WITH INDEPENDENT AUDITORS' REPORT]

                              NEXIA HOLDINGS, INC.
                          (a Development Stage Company)

                                Table of Contents


                                                                         Page
Independent Auditors' Reports . . . . . . . . . . . . . . . . . . . .     F-2

Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-4

Statements of Operations. . . . . . . . . . . . . . . . . . . . . . .     F-5

Statements of Stockholders' Deficit . . . . . . . . . . . . . . . . .     F-6

Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . .     F-7

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . .     F-8

                           (Letterhead of Tanner + Co)
                       215 South State Street, Suite 800
                            Salt Lake City, UT 84111

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Nexia Holdings, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Nexia Holdings, Inc. (formerly Kelly's Coffee Group, Inc.) (a Development Stage Company) as of December 31, 2001, and the related statements of stockholder's equity (deficit), operations, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nexia Holdings, Inc. (A Development Stage Company) as of December 31, 2000, and the results of operations and cash flows for the year then ended, in conformity with generally accepted accounting principles of the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 2 to the financial statements, the Company's revenue generating activities are not in place and the Company has incurred a loss. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TANNER + CO
---------------
Tanner + Co
Salt Lake City, Utah
February 19, 2002, except note 11 dated March 19, 2002

                       (Letterhead of Mantyla McReynolds)
                         5872 South 900 East, Suite 250
                            Salt Lake City, UT 84121

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Kelly's Coffee Group, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Kelly's Coffee Group, Inc. (a development stage company until August 29, 2000) as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit), and cash flows for the ten month period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kelly's Coffee Group, Inc. as of December 31, 2000, and the results of operations and cash flows for the ten month period then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Mantyla McReynolds
----------------------

Mantyla McReynolds
March 9, 2001
Salt Lake City, Utah

                              NEXIA HOLDINGS, INC.
                          (a Development Stage Company)
                                  Balance Sheet


                                                                          December 31,          December 31,
                                                                              2001                  2000
                                                                       ------------------- ----------------------
ASSETS
  Current Assets
   Cash                                                                $            22,279 $               82,642
   Account receivable - related party                                                    -                147,591
   Marketable Securities                                                            48,745                      -
                                                                       ------------------- ----------------------
     Total Current Assets                                                           71,024                230,233
  Other Assets
   Investment in subsidiary                                                              -                889,392
   Securities available for sale                                                   166,591                      -
                                                                       ------------------- ----------------------

TOTAL ASSETS                                                           $           237,615 $            1,119,625
                                                                       =================== ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Current Liabilities
   Accounts payable                                                    $             4,791 $               12,977
   Accounts payable - former subsidiaries                                            5,426                      -
                                                                       ------------------- ----------------------

     Total Current Liabilities                                                      10,217                 12,977
                                                                       ------------------- ----------------------

STOCKHOLDERS' EQUITY
   Preferred stock - 50,000,000 shares authorized at $0.001 par,                        -                      -
         none issued and outstanding
   Common stock - 1,000,000,000 shares authorized at $0.001 par;
         53,964,427 and 51,964,427 shares issued and outstanding, respectively      53,964                 51,964
   Paid in capital                                                               2,428,473              3,232,153
   Accumulated deficit (predevelopment stage)                                   (2,177,469)            (2,177,469)
   Accumulated deficit                                                            (77,570)                      -
                                                                       ------------------- ----------------------
TOTAL STOCKHOLDERS' EQUITY                                                         227,398              1,106,648
                                                                       ------------------- ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS'                                    $           237,615 $            1,119,625
EQUITY
                                                                       =================== ======================




                 See accompanying notes to financial statements

                              NEXIA HOLDINGS, INC.
                          (a Development Stage Company)
                            Statements of Operations
                  for the one year and ten month periods ended
              December 31, 2001 and December 31, 2000, respectively


                                                                                                   10 month
                                                                            Year ended           period ended
                                                                           December 31,          December 31,
                                                                               2001                  2000
                                                                      ---------------------- --------------------
Revenues                                                                       $           -          $         -

General and administrative expenses                                                   78,940              210,359
                                                                      ---------------------- --------------------
     Net income (loss) from operations                                               (78,940)            (210,359)

Other income (expense)
  Gain on sale of securities                                                           1,370              928,216
  Loss from share of subsidiary operations - net of tax                                    -              (34,453)
                                                                      ---------------------- --------------------
     Total other income (expense)                                                      1,370              893,763
                                                                      ---------------------- --------------------

              Income (loss) before tax and extraordinary                             (77,570)             683,404
items
Provision for income taxes - Notes 1 & 3                                                   -                  200
                                                                      ---------------------- --------------------
              Net operating income (loss)                                            (77,570)             683,604

Extraordinary items
     Gain on settlement of debt - net of tax                                               -              926,534
     Subsidiary extraordinary gain (loss) - net of tax                                     -              383,291
     Tax provision attributable to subsidiary extraordinary                                -              209,332
       gain
                                                                      ---------------------- --------------------
     Total extraordinary gain                                                              -            1,519,157

              Net (loss) income                                       $              (77,570)$          2,202,761
                                                                      ====================== ====================

Net income (loss) per common share
     Operating income (loss)                                                    $          - $               0.01
     Extraordinary gain (loss)                                                             -                 0.03
                                                                      ---------------------- --------------------
              Net income (loss) per common share                                $          - $               0.04
                                                                      ====================== ====================
Weighted average shares outstanding                                               52,797,000           51,894,000
                                                                      ====================== ====================



                See accompanying notes to financial statements

                              NEXIA HOLDINGS, INC.
                          (a Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                               for the year ended
          December 31, 2001 and 10 month period ended December 31, 2000



                                                                        Additional       Accumulated           Total
                                        Number of         Common          Paid-in         Earnings         Stockholder's
                                         Shares           Stock           Capital         (Deficit)       Equity(Deficit)
                                     ---------------  --------------  --------------- ----------------- -------------------
Balance, February 29, 2000                51,921,019          51,921        3,210,461       (4,380,230)         (1,117,848)
------------------------------------ ---------------  --------------  --------------- ----------------- -------------------
Prior period adjustment                    (125,000)           (125)              125                 -                   -

Issued stock for debt                         63,408              63           12,872                 -              12,935
@$.204/share

Issued stock for litigation
settlement @ $.56/share                        5,000               5            2,795                 -               2,800

Issued stock for services                    100,000             100            5,900                 -               6,000
@$.06/share

Net income (loss) for ten month                    -               -                -         2,202,761           2,202,761
     period
------------------------------------ ---------------  --------------  --------------- ----------------- -------------------
Balance, December 31, 2000                51,964,427  $       51,964  $     3,232,153  $    (2,177,469) $         1,106,648
------------------------------------ ---------------  --------------  --------------- ----------------- -------------------
Divestiture of subsidiary                          -               -        (840,680)                 -           (840,680)

Issued stock for services                  2,000,000           2,000           37,000                 -              39,000
@$.0195/share

Net income (loss) for the year                     -               -                -          (77,570)            (77,570)
------------------------------------ ---------------  --------------  --------------- ----------------- -------------------
Balance, December 31, 2001                53,964,427  $       53,964  $     2,428,473 $     (2,255,039) $          227,398
------------------------------------ ===============  ==============  =============== ================= ===================














                 See accompanying notes to financial statements

                              NEXIA HOLDINGS, INC.
                          (a Development Stage Company)
                            Statements of Cash Flows
                  for the one year and ten month periods ended
                     December 31, 2001 and December 31, 2000


                                                                               Year           10 month period
                                                                               ended               ended
                                                                           December 31,         December 31,
Cash Flows from Operating Activities:                                          2001                 2000
-------------------------------------
                                                                        ------------------- --------------------
Net Income (loss)                                                       $           (77,570)$          2,202,761
Adjustments to reconcile net income to net cash provided by
operating activities:
  Common stock issued for services                                                   39,000               21,735
  Gain on settlement of debt                                                              -             (926,534)
  Income attributable to subsidiary                                                       -             (348,838)
  Increase (decrease) in accounts payable                                            (8,186)              12,599
  Increase (decrease) in accounts payable - related parties                           5,426                    -
  Increase (decrease) in net liabilities of discontinued operations                       -             (731,514)
                                                                        ------------------- --------------------
    Net Cash Provided by/(Used for) in Operating Activities                         (41,330)             230,200

Cash Flows from Investing Activities:
------------------------------------
  Increase (decrease) in related party receivable                                         -               50,000
  (Purchase) sale of marketable securities and investments                          (19,033)             475,730
  (Purchase) divestiture of subsidiary                                                    -             (540,554)
                                                                        ------------------- --------------------
    Net Cash Provided by/(Used for) Investing Activities                            (19,033)             (14,824)

Cash Flows from Financing Activities:
------------------------------------
  Decrease (increase) in amount due from shareholder                                      -             (147,591)
                                                                        ------------------- --------------------
       Net Cash Provided by/(Used for) Financing Activities                               -             (147,591)

                    Net Increase(decrease) in Cash                                  (60,363)              67,794

Beginning Cash Balance                                                               82,642               14,848
                                                                        ------------------- --------------------

Ending Cash Balance                                                     $            22,279 $             82,642
                                                                        =================== ====================


                 See accompanying notes to financial statements

                              NEXIA HOLDINGS, INC.
                          (a Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001

NOTE 1          Organization and Summary of Significant Accounting Policies
                -----------------------------------------------------------

     Organization

     Nexia Holdings, Inc. (Nexia or The Company) was incorporated under the laws of the State of Colorado on April 20, 1987 as Metropolitan Acquisition Corporation. The name of the company was changed to Legacy Capital Corporation, Inc. on May 12, 1989, to Welcom Capital Incorporated on August 23, 1990, to Great Earth Vitamin Group, Inc. on December 15, 1993, to Kelly's Coffee Group, Inc. (Kelly's) on April 22, 1994, and finally to Nexia Holdings, Inc. on March 15, 2002. Nexia became a development stage company on March 1, 1998. During 2000, Nexia elected to change its fiscal year to a calendar year and to report the period from March 1, 2000 to December 31, 2000 as a short year.

     On August 29, 2000, Nexia began principal operations by purchasing a 94% interest in Cyberbotanical, Inc., for $540,554, who in turn purchased a seven story building in Wichita, Kansas, known as the Board of Trade Center. The building is operated to produce rental income. On October 2, 2000, Cyberbotanical, Inc. changed its name to Wichita Development Corporation (Wichita). On October 5, 2000, Nexia merged with a Nevada corporation with the same name, effectively changing its state of domicile from Colorado to Nevada and its authorized common stock from 100,000,000 shares with $.001 par value to 1,000,000,000 shares with $.001 par value. On January 2, 2001, Nexia divested itself of its ownership in Wichita Development through a registered spin-off to its shareholders and became a development stage company as defined by SFAS No. 7 at that time. Cumulative amounts since inception of the development stage (January 2, 2001) have not been presented because such amounts would be the same as those reported for the year ended December 31, 2001.

     Basis for Consolidation

     At December 31, 2000, the Company owned 94% of Wichita. During 2000 the investment in Wichita was accounted for using the equity method of accounting rather than being consolidated in Nexia's financial presentation. Statement of Financial Accounting Standard No. 94 requires that all investments which a parent company has a controlling interest be consolidated except when the control of the subsidiary is temporary. In January 2001, Kelly's distributed 17,391,371 of its 18,400,000 shares in Wichita to Nexia's shareholders ratable to their ownership in Nexia. Since the control of the subsidiary was given up shortly after the balance sheet date of December 31, 2000, and consisted of only four months of ownership, consolidated financial statements for 2000 may not have reflected a fair presentation of Nexia's financial position.

     Cash and Cash Equivalents

     For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents..

     Income Taxes

     Income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and

                              NEXIA HOLDINGS, INC.
                          (a Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001

     liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Earnings Per Share

     The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each period.

     The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. The Company does not have any stock options or warrants outstanding at December 31, 2001.

     Concentration of Credit Risk

     The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

     Use of Estimates in the Preparation of Financial Statements

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

NOTE 2           Going Concern
                 -------------

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage company and is not currently generating revenues from operations. These conditions raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company's ability to continue as a going concern is subject to the attainment of necessary financing from outside sources such as related parties or equity markets. There can be no assurance the Company will be successful in such efforts.

NOTE 3           Investment In and Spin-Off of Subsidiary
                 ----------------------------------------

     On August 29, 2000, Nexia purchased a 94% interest in Wichita for $540,554. During 2000, the investment in Wichita was accounted for using the equity method of accounting rather than being consolidated because control of Wichita was temporary. As of December 31, 2000, Nexia's investment in Wichita consisted of the original investment of $540,554 and 94% of Wichita's 2000 net income, or $348,838, combined for a total investment of $889,392.

     In January 2001, Nexia's distributed 17,391,371 (94.52%) of its 18,400,000 shares in Wichita to Nexia's shareholders ratable to their ownership in Nexia. This transaction was recorded as a dividend distribution of

                              NEXIA HOLDINGS, INC.
                          (a Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001

     subsidiary stock and resulted in a reduction to additional paid-in capital of $840,680, 94.52% of the book value of the Company's investment in Wichita on the date of distribution.

NOTE 4           Related Party Transactions
                 --------------------------

     The related party payable at December 31, 2001 of $5,426 consists of cash received on behalf of Wichita. The amount is non-interest bearing and is due on demand.

     The Company has entered into the following related party transactions:

              * On August 29, 2000, the Company purchased 18,400,000 shares (approximately 94%) of the common stock of Wichita Development Corporation (Wichita), a publicly reporting company with common officers and directors, for $540,554. In January 2001, Nexia distributed approximately 94.52% of its Wichita shares held to Nexia's shareholders as a dividend distribution. This transaction reduced Nexia's ownership in Wichita to approximately 5% (see note 3)

              * On October 17, 2000, the Company entered into an agreement with Wichita whereby all of the assets and liabilities of Nexia, except its stock in Wichita, were transferred to Wichita. No gain or loss was recorded from this transaction because the transfer was between related parties.

              * At December 31, 2000, Nexia had a receivable from Wichita in the amount of $147,591, representing $209,532 in current income taxes due to Nexia (see note 6) less $61,941 owed by Nexia to Wichita. In March 2001, the Company exchanged the receivable of $147,591 from Wichita for receipt of 3,053,944 newly issued restricted shares of common stock in Wichita. This transaction caused the Company's holding in Wichita to increase to 17% of the issued and outstanding shares of Wichita.

              * The Company has an ongoing consulting agreement with a subsidiary of AXIA Group, Inc. a company with common directors and officers, whereby Nexia reimburses administrative costs on a time and billing basis. During the year ended December 31, 2001 and the period ended December 31, 2000, the Company paid $15,000 and $1,960 pursuant to the agreement, respectively. In addition, the Company issued 40,000 shares of its common stock during the same period to an employee of AXIA for services.

              * On August 24, 2000, the Company paid $25,000 to an 11% (eleven percent) shareholder pursuant to a consulting agreement whereby the shareholder was to evaluate and indentify potential merger candidates for a period of sixty days.

              * On September 14, 2000, the Company paid $100,000 for consulting services to an entity controlled by a relative of a former director of the Company.

NOTE 5           Marketable Securities
                 ---------------------

     The Company has applied the principles of Statement of Financial Accounting Standards, No. 115, "Accounting for Certain Investments In Debt and Equity Securities". The following is a summary of securities at December 31, 2001:

                              NEXIA HOLDINGS, INC.
                          (a Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001


              Trading

              1,078,148 shares of Wichita Development (WHDV)
                      valued at $0.0483 per share                                                $  48,745
                                                                                                 =========

              Available for Sale

              2,000,000 shares of CareerWorth (CRWR)
                      valued at .005 per share                                                   $   10,000
              520,000 shares of Alexandria Holdings, Inc.
                      valued at $0.00577 per share                                                   3,000
              520,000 shares of Cairo Acquisitions, Inc.
                      valued at $0.00577 per share                                                   3,000
              520,000 shares of Aswan Investments, Inc.
                      valued at $0.00577 per share                                                   3,000
              3,056,944 shares of Wichita Development (WHDV)
                      valued at $0.0483 per share                                                   147,591
                                                                                                  ---------
                                                                                                 $  166,591


     The Company's owns approximately 17% of the issued and outstanding shares of WHDV and 7.9% of Alexandria, Cairo, and Aswan's issued and outstanding shares.

     Do to the lack of a readily determinable market price, marketable securities are currently being carried at cost.

NOTE 6            Income Taxes
                  ------------

     The provision from income taxes differs from the amount computed at federal statutory rates as follows:

                                                        Years Ended
                                                        December 31,
                                                 2001             2000
                                                 ----             ----
          Income tax benefit (provision)
                  at statutory rate            $29,000           $(822,000)
          Change in valuation allowance        (29,000)            822,000
                                               ---------         ---------
                                               $   -             $   -

     Deferred tax assets (liabilities) are comprised of the following:

                                                        Years Ended
                                                       December 31,
                                                  2001              2000
                                                  ----             -----
         Net operating loss carryforward        $682,000         $653,000
         Valuation allowance                    (682,000)         653,000
                                                ---------        --------
                                               $   -             $   -

     As of December 31, 2001, the Company had net operating losses of approximately $1,829,000, which begin to expire in 2013. If substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of net operating loss carryforwards which could be

                              NEXIA HOLDINGS, INC.
                          (a Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001

     utilized. The ultimate realization of these carryforwards is due, in part, on the tax law in effect at the time and future events which cannot be determined.

     A valuation allowance has been established that offsets the net deferred tax asset because there is significant uncertainty surrounding its ultimate realization. The uncertainty is caused by the Company's recurring losses and the annual limits referred to above.

     For 2000, the Company filed consolidated federal income tax returns which included Wichita as a member for the period from August 29, 2000 to December 31, 2000. Income tax expense was allocated from the parent to the members by multiplying the members' net income before tax by the parent's marginal tax rate. Accordingly, Nexia's equity ownership percentage of the tax provision recorded by Wichita, or $209,532, was recorded as a receivable from Wichita as of December 31, 2000.

NOTE 7            Preferred Stock
                  ---------------

     The Company has authorized up to 50,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock can be issued in various series with varying dividend rates and preferences. At December 31, 2001, there are no issued series or shares of preferred stock.

NOTE 8            Supplemental Cash Flow Information
                  ----------------------------------

     During the year ended December 31, 2001, Nexia:

             * Reduced its investment in subsidiary and additional paid in capital by $840,680 for the dividend distribution of subsidiary stock (see note 3).

             * Reclassified $48,745 from investment in subsidiary to marketable securities for the shares of Wichita common stock retained after the dividend distribution of Wichita stock to Nexia's shareholders. Such shares represented approximately 5% of the outstanding common stock of Wichita.

             * Received 3,053,944 shares of Wichita common stock from Wichita as payment of receivables (see note 4).

NOTE 9            Extraordinary Gain/Loss
                  -----------------------

     At February 29, 2000, Nexia had liabilities from discontinued operations of $1,658,048. During 2000, Nexia recorded an extraordinary gain of $926,534 resulting from the settlement and write-off of liabilities from discontinued operations due to settlement payments of $18,775 and the expiration of the statute of limitations on the liabilities.

     On October 17, 2000, the remaining liabilities from discontinued operations of $712,739 were transferred to Wichita, a 94% owned subsidiary at that time through an asset/liability purchase agreement. At December 31, 2001, Wichita recorded an extraordinary gain of $662,739 resulting from the write-off of liabilities transferred due to the expiration of the statute of limitations. Wichita recorded a tax provision of $256,388 related to this transaction, thus resulting in a net extraordinary gain of $406,351. Nexia has reflected its equity ownership percentage (94%) of this gain, $383,291, as a subsidiary extraordinary gain in the statement of operations.

                              NEXIA HOLDINGS, INC.
                          (a Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001

     Nexia's equity ownership percentage (94%) of the amount of federal income tax of $256,388 related to this extraordinary gain, or $209,322, was recorded as an extraordinary gain and receivable on Nexia's financial statements because Nexia's consolidated tax return for 2000 included Wichita for the period from August 29, 2000 to December 31, 2000 and therefore Wichita was obligated to pay Nexia the amount of federal tax related to the Wichita extraordinary gain, or $209,322. This amount was paid to the Company in 2001 through the receipt of 3,053,944 restricted shares of common stock of Wichita.

NOTE 10           Recent Accounting Pronouncements
                  --------------------------------

     In July 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. Currently, the Company has no recorded goodwill and will assess how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations in any future acquisitions.

     The FASB recently issued FASB Statement No. 143 Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applied to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This Statement amends SFAS
     19. The effective date for this Statement is June 15, 2002. The Company does not expect the adoption of SFAS 143 to have a material impact on its financial position and future operations.

     The FASB recently issued FASB Statement No. 144, Accounting for the Impairment of Disposal of Long- Lived Assets. The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Statement 144 is effective for fiscal years beginning after December 15, 2001. Management has not determined the potential impact on financial position or results of operations.

NOTE 11           Subsequent Events
                  -----------------

     On February 15, 2002, the Company entered into a stock purchase agreement with Axia Group, Inc, whereby the Company acquired essentially all the assets of Axia Group, Inc and its subsidiaries in exchange for the issuance of 255,100,000 newly issued restricted common share of stock of the Company. A Form 8-K describing the event in greater detail was filed with the Securities Exchange Commission (SEC) on February 27, 2002. The effect of the transaction is that the Company became an 80%+ owned subsidiary of Axia Group, Inc. and changed from a development stage company to a holding company.

     On March 15, 2002, the Company changed its name to Nexia Holdings, Inc. Going forward the company will be included in Axia Group, Inc.'s financial statements as a consolidated entity, but will continue to issue separate reports under the name Nexia Holdings, Inc. as required by SEC regulations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

On September 17, 2001, the Company filed a Form 8K disclosing the resignation of Mantyla McReynolds as the Company's independent auditors. (See Form 8-K filed September 17, 2001, and incorporated herein by reference.)

On October 18, 2001, the Company filed a Form 8K disclosing the retention of Tanner+Co. ("Tanner") as the new independent auditors for the Company. The Company's board of directors approved the engagement of Tanner as the principal accountant for the Company. (See Form 8-K filed October 18, 2001 and incorporated herein by reference.)

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Name                       Age               Position(s) and Office(s)
         ----                       ---               -------------------------
         Richard Surber             29                 President and Director

Richard D. Surber, 29, graduated from the University of Utah with a Bachelor of Science degree in Finance and then with a Juris Doctorate with an emphasis in corporate law, including securities, taxation, and bankruptcy. He has served as President and Director of the Company since May of 1999. He also serves as an officer and director of the Company's parent corporation, Axia Group, Inc., a holding company whose subsidiaries invest in real estate and provide financial consulting services (president and director from 1992 to the present). Mr. Surber is also the President and a Director of several publicly reporting "blank check" companies. Mr. Surber began his term as the Company's President and Director on December 15, 1999.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of no person who during the period ended December 31, 2001 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.          EXECUTIVE COMPENSATION

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2001, 2000, and 1999. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Richard Surber, the Company's chief executive officer for the past three years.

                                                     SUMMARY COMPENSATION TABLE


                                       Annual Compensation                            Long Term Compensation
                                                                                Awards                       Payouts
                                                                      Restricted      Securities
Name and                                            Other Annual        Stock         Underlying       LTIP       All Other
Principal Position    Year     Salary     Bonus     Compensation       Award(s)        Options        payouts    Compensation
                                 ($)       ($)           ($)             ($)           SARs(#)          ($)          ($)
------------------  --------  --------- --------- ----------------- --------------  --------------  ----------- --------------
Richard                 2001      -             -         -                      -               -            -              -
Surber,                 2000      -             -    $100,000(1)                 -               -            -              -
President               1999      -             -         -                      -               -            -              -


(1) 250,000 shares of common stock, registered pursuant to an S-8 Registration Statement filed with the SEC. On the date Mr. Surber received these shares, they were valued at $100,000; however, Mr. Surber liquidated these shares for only $42,595 in May of 2000.

Compensation of Directors

The Company's directors are not currently compensated.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's common stock as of March 25, 2002, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 22, 2002, there were 310,202,760 shares of common stock issued and outstanding.


                                                                           AMOUNT & NATURE OF
         TITLE OF                    NAME AND ADDRESS OF                       BENEFICIAL                  PERCENT
          CLASS                        BENEFICIAL OWNER                         OWNERSHIP                  OF CLASS
-------------------------- ---------------------------------------- ---------------------------------  ----------------
       Common Stock               Richard Surber, President                   268,872,5401                  86.7%
    ($0.001 par value)          268 West 400 South, Suite 306
                                  Salt Lake City, Utah 84101

       Common Stock                    Axia Group, Inc.                        255,285,000                  82.3%
    ($0.001 par value)          268 West 400 South ,Suite 300
                                  Salt Lake City, Utah 84101

       Common Stock            Directors and Executive Officers                268,872,540                  86.7%
    ($0.001) par value                    as a Group


Richard Surber may be deemed a beneficial owner of 268,872,340 shares of the Company's common stock by virtue of his position as an officer and director of Hudson Consulting Group, Inc. (3,904,720 shares), Axia Group, Inc. (255,285,000 shares), and Oasis International Hotel & Casino, Inc. (3,133,620 shares). Of

--------
1 The shares owned by Hudson Consulting Group, Inc., Oasis International Hotel & Casino, and Axia Group, Inc. are attributed beneficially to Richard D. Surber due to his position as an officer and director in each of the said corporations.

the 268,872,540 common shares beneficially owned, Mr. Surber personally owns 6,549,200 shares.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The related party payable at December 31, 2001 of $5,426 consists of cash received on behalf of Wichita. The amount is non-interest bearing and is due on demand.

The Company has entered into the following related party transactions:

        * On August 29, 2000, the Company purchased 18,400,000 shares (approximately 94%) of the common stock of Wichita Development Corporation (Wichita), a publicly reporting company with common officers and directors, for $540,554. In January 2001, Nexia distributed approximately 94.52% of its Wichita shares held to Nexia shareholders as a dividend distribution. This transaction reduced Nexia's ownership in Wichita to approximately 5% (see note 3)

        * On October 17, 2000, the Company entered into an agreement with Wichita whereby all of the assets and liabilities of Nexia, except its stock in Wichita, were transferred to Wichita. No gain or loss was recorded from this transaction because the transfer was between related parties.

        * At December 31, 2000, Nexia had a receivable from Wichita in the amount of $147,591, representing $209,532 in current income taxes due to Nexia less $61,941 owed by Nexia to Wichita. In March 2001, the Company exchanged the receivable of $147,591 from Wichita for receipt of 3,053,944 newly issued restricted shares of common stock in Wichita. This transaction caused the Company's holding in Wichita to increase to 17% of the issued and outstanding shares of Wichita.

        * The Company has an ongoing consulting agreement with a subsidiary of Nexia, a company with common directors and officers, whereby Nexia reimburses administrative costs on a time and billing basis. During the year ended December 31, 2001 and the period ended December 31, 2000, the Company paid $15,000 and $1,960 pursuant to the agreement, respectively. In addition, the Company issued 40,000 shares of its common stock during the same period to an employee of AXIA for services.

        * On August 24, 2000, the Company paid $25,000 to an 11% (eleven percent) shareholder pursuant to a consulting agreement whereby the shareholder was to evaluate and identify potential merger candidates for a period of sixty days.

        * On September 14, 2000, the Company paid $100,000 for consulting services to an entity controlled by a relative of a former director of the Company. On August 29, 2000, the Company purchased 18,400,000 shares the common stock of Wichita Development Corporation (formerly Cyberbotanical, Inc.), a publicly reporting company, for $540,554. At the time of the transaction, Richard D. Surber served as an officer and Director of the Company, and was the Sole officer and Director of Wichita Development Corporation ("Wichita"). Richard Surber had no personal interest in the transaction and received no direct benefit from the transaction. The ownership of Wichita was subsequently divested to Company shareholders in a registered spin-off on January 2, 2001. As a result of rounding, the company retained 1,008,929 shares of Wichita.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 12 of this Form 10-KSB, which is incorporated herein by reference.

(b)      Reports on Form 8-K.


         (1) On September 17, 2001, the Company filed a Form 8-K disclosing the resignation of Mantyla McReynolds as the Company's independent auditors.

         (2) On October 18, 2001, the Company filed a Form 8-K disclosing the retention of Tanner+Co. as the new independent auditors for the Company.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2002.


                                Nexia Holdings, Inc.


                                 /s/ Richard Surber
                                --------------------------------
                                Richard Surber, President and Director

                                INDEX TO EXHIBITS
EXHIBIT    PAGE
NO.        NO.        DESCRIPTION

3(i)       *      Articles of Incorporation of the Company (incorporated herein by reference from Exhibit No. 3(i) to the Company's Form S-18 as filed with the Securities and Exchange Commission on September 16, 1988 ).

3(ii)      *      Articles of Incorporation of Kelly's Coffee Group, Inc. filed with the Secretary of State of Nevada on August 3, 2000
                  (incorporated herein by reference from Exhibit No. 3(i) to the Company's Form 10KSB as filed with the Securities and Exchange
                  Commission on March 26, 2001 ).

3(iii)     *      Articles of Merger merging Kelly's Coffee Group, Inc., a
                  Colorado Corporation into Kelly's Coffee Group, Inc., a Nevada
                  Corporation, filed with the Secretary of State of Colorado on September 22, 2000, and with the Secretary of State of Nevada on October 5, 2000 (incorporated herein by reference from Exhibit No. 3(i) to the Company's Form 10KSB as filed with the Securities and Exchange Commission on March 26, 2001).

3(iv)      *      Bylaws of the Company, as amended (incorporated herein by
                  reference from Exhibit 3(ii) of the Company's Form S-18 as filed with the Securities and Exchange Commission on September 16, 1988).

3(v)       *      Amendment to the Articles of Incorporation changing the
                  Company's name from Kelly's Coffee Group, Inc. to Nexia
                  Holdings, Inc. (incorporated herein by reference as filed in the Company's Definitive 14(c) as filed with the Securities
                  Exchange Commission on February 27, 2002)

4(a)       *      Form of certificate evidencing shares of "Common Stock" in the Company (incorporated from Exhibit 4(a) to the Company's
                  Form S-18 as filed with the Securities and Exchange
                  Commission on September 16, 1988 ).

10(i)      *      Stock Purchase Agreement dated August 29, 2000 between Kelly's
                  Coffee Group, Inc., and Cyberbotanical, Inc. (Incorporated by reference as filed with the Company's Form 8-K filed on September 12, 2000).

10(ii)     *      Purchase Agreement between Cyberbotanical, Inc., and Kelly's
                  Coffee Group, Inc., dated October 17, 2000. (Incorporated by reference as filed with the Company's Form 8-K on October 19,
                  2000).

10(iii)    *      Asset purchase agreement with Axia Group, Inc., and Kelly's
                  Coffee Group, Inc., dated February 14, 2002, for purchase of essentially all of Axia's assets and subsidiaries in exchange for issuance of 255,100,000 restricted shares of the Company's common stock. (Incorporated by reference as filed with the Company's Form 8-K on February 26, 2002).

* Incorporated by reference from previous filings of the Company.