Form 10QSB
period 2002-03-31
NEXIA HOLDINGS INC
filed 2002-05-24
CIK 833209

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange
       Act of 1934 for the transition period from              to              .


         Commission file number:  33-2128-D
                                -----------


                              NEXIA HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)





                 Nevada                                  84-1062062
                --------                                 ----------
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

                       Yes  XX                     No
                           ----                      ----


     The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of April 30, 2002 was 310,202,760.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS..................................................2

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................3


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.....................................................6

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................6

ITEM 5.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................6

SIGNATURES.....................................................................7

INDEX TO EXHIBITS..............................................................8












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Nexia" refers to Nexia Holdings, Inc. (fka Kelly's Coffee Group, Inc.), a Nevada corporation, its subsidiary corporations and predecessors unless otherwise indicated. Unaudited, consolidated condensed interim financial statements including a balance sheet for the Nexia for the period ended March 31, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.


















                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                          INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE


Consolidated Unaudited Condensed Balance Sheet March 31, 2002 ...............F-2

Consolidated Unaudited Condensed Statements of Operations for the Three
months ended March 31, 2002 and 2001.........................................F-4

Consolidated Unaudited Condensed Statements of Cash Flows for the Three
Months Ended March 31, 2002 and 2001.........................................F-5

Notes to Consolidated Unaudited Condensed Financial Statements March
31, 2002.....................................................................F-6

                              NEXIA HOLDINGS, INC.
                         (fka Kelly's Coffee Group, Inc)
                 Unaudited Consolidated Condensed Balance Sheet



                                                         March 31, 2002
                                                         -------------
ASSETS

   Current Assets
      Cash                                               $     298,903
      Accounts receivable - trade, net of allowance            183,672
      Prepaid expenses                                          20,877
      Notes receivable - current                               115,500
      Notes receivable - related parties                        66,849
      Securities available for sale                            212,120
          Total Current Assets                                 897,921

   Fixed Assets
      Property and equipment, net                            4,268,135
      Land                                                   1,090,535
                                                         -------------
          Total Fixed Assets                                 5,358,670

   Other Assets
      Investment securities at cost                            722,360
      Notes receivable                                         299,082
          Total Other Assets                                 1,021,442

TOTAL ASSETS                                             $   7,278,033
                                                         =============


                        See Notes to Financial Statements

                              NEXIA HOLDINGS, INC.
                         (fka Kelly's Coffee Group, Inc)
           Unaudited Consolidated Condensed Balance Sheet (continued)



                                                                                     March 31,
                                                                                       2002
                                                                                  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Current Liabilities
      Accounts payable                                                            $      61,254
      Accrued liabilities                                                                23,307
      Unearned rent                                                                      48,937
      Current portion long-term debt                                                  1,188,000
          Total Current Liabilities                                                   1,321,498

   Long-Term Liabilities
      Notes and mortgages payable                                                     3,790,419
      Notes payable - related parties                                                   156,474
      WVDEP liability                                                                    46,498
      Less current portion                                                          (1,188,000)
          Total Long-Term Liabilities                                                 2,805,391

TOTAL LIABILITIES                                                                     4,126,889

MINORITY INTEREST                                                                       374,357

STOCKHOLDERS' EQUITY
      Preferred stock - 20,000,000 shares authorized at $0.001 par,
       no shares issued                           -
      Common stock - 1,000,000,000 shares authorized at $0.001 par;                     310,202
           310,202,760 shares issued and outstanding
      Paid in capital                                                                 6,092,952
      Treasury stock - 7,038,340 shares @$.006/share                                   (42,973)
      Accumulated deficit                                                           (2,560,261)
      Unrealized loss on securities available for sale                              (1,023,133)
TOTAL STOCKHOLDERS' EQUITY                                                            2,776,787
                                                                                  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $   7,278,033
                                                                                  =============


                        See Notes to Financial Statements

                              NEXIA HOLDINGS, INC.
                         (fka Kelly's Coffee Group, Inc)
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS


                                                                      Three Months Ended
                                                                          March 31
                                                                  2002                2001
                                                           -----------------      ------------

Revenue
     Consulting revenue                                    $          30,007      $          -
     Rental revenue                                                   89,092                 -
                                                           -----------------      ------------
Total Revenue                                                        119,099                 -

Costs of Revenue
     Costs assoc. with consulting revenue                            179,238                 -
     Costs associated with rental revenue                             95,556                 -
     Interest associated with rental revenue                          50,368                 -
                                                           -----------------      ------------
Total Costs of Revenue                                               325,162                 -

Gross Profit                                                       (206,063)                 -

General & Administrative Expense                                      79,269            13,125
                                                           -----------------      ------------

Operating Profit (Loss)                                            (285,332)          (13,125)
                                                           -----------------      ------------

Other Income (Expense)
     Interest Income                                                     142                 -
     Gain (loss) from sale of investment securities                 (58,586)             1,370
     Other income (expense)                                           28,072                 -
                                                           -----------------      ------------
Total Other Income (Expense)                                        (30,372)             1,370
                                                           -----------------      ------------

Income (Loss) Before Minority Interest                             (315,704)          (11,755)

     Minority Interest in (gain) loss                                 10,482                 -
                                                           -----------------      ------------

Net Income (Loss) before income taxes                              (305,222)          (11,755)

     Benefit from (provision for) income taxes                             -                 -
                                                           -----------------      ------------

Net Income (Loss)                                          $       (305,222)      $   (11,755)

Income (Loss) Per Common Share
     Income (loss) before minority interest                $            0.00      $       0.00
     Minority interest in (gain) loss                                   0.00              0.00
                                                           -----------------      ------------
     Net income (loss) per weighted average
            common share outstanding
                                                           $            0.00      $       0.00
     Weighted average shares outstanding -                       128,170,000        51,964,427
            basic & diluted
                                                           =================      ============


                       See Notes to Financial Statements.

                              NEXIA HOLDINGS, INC.
                         (fka Kelly's Coffee Group, Inc)
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                Three Months Ended
                                                                                     March 31
                                                                              2002             2001
                                                                          ------------      -----------

Cash Flows From Operating Activities
    Net Income (Loss)                                                     $  (305,222)      $  (11,755)
    Adjustments to reconcile net income (loss) to net cash:                                           -
       (Gain) loss from sale of investments                                     58,586                -
       Minority interest in gain (loss)                                       (10,482)                -
       Depreciation & amortization                                              56,876                -
       Issued stock for services                                               150,850                -
       (Increase) decrease in assets accounts receivable
          Accounts receivable                                                    2,130                -
          Prepaid expenses                                                    (15,939)                -
       Increase (decrease) in liabilities                                                             -
          Accounts & notes payable                                              29,379            1,438
          Accrued liabilities                                                 (58,525)                -
                                                                          ------------      -----------
Net Cash Provided (Used) by Operating Activities                          $   (92,347)      $  (10,317)

Cash Flows From Investing Activities
    Divestiture/purchase of subsidiaries                                             -          889,392
    Net cash received in acquisition transaction                               338,868                -
    Net change in marketable securities                                         27,080        (205,336)
                                                                          ------------      -----------
Net Cash Provided (Used) by Investing Activities                          $    365,948      $   684,056

Cash Flows from Financing Activities
    Increase in long term debt                                                  21,023                -
    Capital distribution - Wichita Development Corp.                                 -        (840,647)
    Decrease in amount due from shareholders/ related parties                 (18,000)           93,109
                                                                          ------------      -----------
Net Cash Provided (Used) by Financing Activities                          $     3,023       $ (747,538)
                                                                          ------------      -----------
                                                                                                      -
Increase (Decrease) in Cash                                                    276,624         (73,799)

Cash at Beginning of Period                                                     22,279           82,642
                                                                          ------------      -----------
Cash at End of Period                                                     $    298,903      $     8,843
                                                                          ============      ===========

Supplemental Disclosures
   Interest paid in cash                                                        30,368                -
  Income taxes paid in cash                                                          -                -
         Net Income (Loss)                                                $  (305,222)      $  (11,755)

                              NEXIA HOLDINGS, INC.
                         (fka Kelly's Coffee Group, Inc)
             UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS (cont.)

Net Cash from Acquisition Transaction
Non-Cash investing and financing activities involved in purchase transaction

    (Increase) in accounts and notes receivable, net           (649,233)
    (Increase) in prepaid expenses                               (4,938)
    (Increase) in securities                                 (1,480,410)
    (Increase) in property plant and equipment               (5,415,546)
    Increase in accounts and notes payable, net                  183,558
    Increase in accrued liabilities                              125,343
    Increase in long-term debt & EPA liabilities               3,815,894
    Minority interest in equity of companies purchased           384,839
    Unrealized loss of securities acquired                     (174,162)
    Stock issued in purchase transaction                       3,596,496
    Purchase of treasury stock                                  (42,973)
                                                               (338,868)

                        See Notes to Financial Statements

                              NEXIA HOLDINGS, INC.
                         (fka Kelly's Coffee Group, Inc)
                   Notes to the Unaudited Financial Statements
                                 March 31, 2002

NOTE 1 -          PRELIMINARY NOTE

          The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary to present a fair statement of the results for the periods presented. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in Nexia's Annual Report on Form 10KSB for the year ended December 31, 2001. Results for the period ending March 31, 2002, are not necessarily indicative for the results for the entire year.

NOTE 2 -          TREASURY STOCK

          During the quarter ended March 31, 2002, Nexia did not purchase its own stock in the open market. However, as a result of the asset/subsidiary purchase agreement with Axia Group, Inc., Nexia is reflecting treasury stock of 7,038,340 shares valued at $42,973 which is held in the newly acquired subsidiaries of Nexia's investment accounts.

NOTE 3 -          ISSUANCES OF STOCK

          Pursuant to a stock purchase and asset/subsidiary purchase agreement dated February 15, 2002, the Company issued 255,100,000 restricted common shares to Axia Group, Inc. for certain assets and liabilities of Axia Group, Inc. The shares are to remain restricted for a period of two years as per the agreement. The net effect of this transaction is that the Company became an 83.5% owned subsidiary of Axia Group, Inc in exchange, the Company received a majority of the assets, liabilities and interest in Axia's subsidiaries and also in many shell companies in which Axia had a controlling interest. For more information regarding this transaction as well as pro-forma financial statements for the year ended December 31, 2002, please see the Company's for 8K filed with the SEC on February 26, 2002 and Amended with the above mentioned financial statements on May 1, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Nexia had no substantial operations from January 2, 2001 until February 15, 2002. On February 15, 2002, Nexia entered into a Stock Purchase Agreement ("Agreement") with Axia Group, Inc. ("Axia"), pursuant to which Nexia issued to Axia 255,100,000 restricted shares of Nexia's common stock in exchange for essentially all of the assets and liabilities of Axia including a portfolio of securities, real estate holdings and publicly reporting shell-companies. The shares issued to Axia equaled approximately 82% of the issued and outstanding shares of Nexia after the close of the transaction. Nexia is now a majority owned subsidiary of Axia. Nexia intends to manage the interests acquired from Axia as a result of this transaction in a manner similar to that previously followed by Axia. For more information on this transaction, see the Company's Form 8-K filed February 27, 2002.

Nexia operates in two primary areas of business: Nexia acquires, leases and sells real estate; and, Nexia provides financial consulting services. The following discussion examines Nexia's financial condition as a result of operations for the first quarter, March 31, 2002, and compares those results with the comparable period from last year.

Real Estate Operations

Nexia's objective, with respect to real estate operations, is to acquire, through subsidiaries, properties which management believes to be undervalued and which Nexia is able to acquire with limited cash outlays. Nexia will consider properties anywhere within the continental United States. Nexia attempts to acquire such properties by assuming existing favorable financing and paying the balance of the purchase price with nominal cash payments or through the issuance of shares of common stock. Once such properties are acquired, Nexia leases them to primarily commercial tenants. Nexia also makes limited investments to improve the properties with the objective of increasing occupancy and cash flows. Management believes that, with limited improvements and effective management, properties can be sold at a profit within a relatively short period of time.

A subsidiary of Nexia Holdings, Wasatch Capital, recently made substantial capital improvements to its Wallace-Bennett building in downtown Salt Lake City. These improvements allowed the previously unrentable space on the ground floor to be fully occupied during the recent Olympic Games in Salt Lake City. One of the two spaces rented is still occupied and the tenant, an art gallery showcasing Utah artists, has signed a 3 year lease. These improvements included complete HVAC renovation, electrical, and plumbing (installation of restrooms) as well as cosmetic changes to walls, flooring and facade. We believe that these improvements provided the Company an opportunity to convert previously unrentable non- performing space into viable rent producing property. The total cost of the improvements was approximately $150,000.

Nexia recorded rental revenues of $89,092 for the quarter ended March 31, 2002, as compared to $0 for the same quarter, 2001. This increase in rental revenues was due to acquisition of rental assets.

Nexia had negative cash flows from real estate operations of $56,832 for the quarter ended March 31, 2002, compared to no cash flow for the same quarter, 2001. This is attributable to the acquisition of Axia's assets.

Nexia will continue efforts to improve profitability and cash flow by working to increase occupancy and rental income from those properties which have a high vacancy rate as well as focusing on properties with the highest per square foot rental rates. Nexia also intends to continue to purchase real estate primarily for appreciation purposes. Accordingly, Nexia hopes to not only minimize any real estate cash flow deficit, but also generate sufficient cash to record a substantial profit upon property disposition.

Consulting Operations

Nexia, through its majority owned subsidiary, Hudson Consulting Group, Inc., ("Hudson") provides a variety of financial consulting services to a wide range of clients. The primary service performed by Hudson involves assisting clients in structuring mergers and acquisitions. This includes locating entities suitable to be merged with or acquired by Nexia's clients, as well as providing general advice related to the structuring of mergers or acquisitions. Hudson also assists clients in restructuring their capital formation, advises with respect to general corporate problem solving and provides shareholder relations services designed to expose its clients to the investment community.

Nexia's consulting subsidiary generates revenues through consulting fees payable in the client's equity securities, cash, other assets or some combination of the three. The primary form of compensation received is the equity securities of clients. When payment is made in the form of equity, the number of shares to be paid is usually dependent upon the price of the client's common stock (if such price is available) and the extent of consulting services to be provided. The typical value used to determine the number of shares to be paid is one-half or less of the stock's bid price, which accounts for the fact that most of the equity received as payment by Nexia is restricted as to resale. Nexia accepts equity with the expectation that its services will assist in the stock's appreciation, thus allowing Nexia to be compensated and to make a return on the payments for its services.

Nexia generates cash flow, in part, by liquidating non-cash assets (equity securities) received as fees for consulting services. As most fees are paid in the form of equity, the revenues and cash flows realized by Nexia are somewhat tied to the price of its clients' securities and Nexia's ability to sell such securities. A decline in the market price of a client's stock can affect the total asset value of Nexia's balance sheet and can result in Nexia incurring substantial losses on its income statement. Nexia generally books securities that it accepts as payment at a 50% to 95% discount of the current market value at the time Nexia accepts the securities due to illiquidity of the securities and because of restrictions on resale.

Nexia's portfolio consists primarily of restricted and unrestricted shares of common stock in micro to small cap publicly traded companies. This portfolio currently consists of shares of common stock in over 50 different companies whose operations range from that of high-tech to oil and gas companies. Nonetheless, Nexia's portfolio is considered extremely volatile.

Revenues from Nexia's financial consulting operations increased for the quarter ended March 31, 2002, as compared to the same quarter in 2001. Nexia recorded $30,007 in revenues for the quarter ended March 31, 2002, from its financial consulting operations as compared to $0 for the same period of 2001. This increase in financial operations revenues was due to the acquisition of consulting subsidiaries.

Company Operations as a Whole

Revenues Gross revenues for the three month periods ended March 31, 2002, were $119,099, as compared to $0 for the same period in 2001. The increase in revenues of $119,099 is due to the commencement of operations during the quarter by the acquisition of assets from Axia Group, Inc. and specifically includes a $30,007 increase from consulting revenues, and a $89,092 increase from rental revenues.

Profits

Nexia recorded an operating loss of $285,332 for the three months ended March 31, 2002, compared to a loss of $13,125 for the comparable period in the year 2001. Nexia's decrease in profitability for the three month period ended March 31, 2002, as compared to the same period in 2001, was due to acquisition of operations, the increase in costs associated with integrating them and the lack of sufficient revenue to cover the newly acquired operations.

Nexia is uncertain as to whether it will operate at a profit through fiscal 2002. Since Nexia's activities are closely tied to the securities markets and the ability to operate its real estate properties at a profit, future profitability or its revenue growth tends to follow changes in the securities and real estate market place. There can be no guarantee that profitability or revenue growth can be realized in the future.

Expenses

General and administrative expenses for the three months ended March 31, 2002, were $79,269 compared to $13,125 for the same period in 2001. The reason for the increase is the purchase of assets from Axia Group and their related administrative costs to operate them, whereas previously these did not exist as a part of Nexia.

Depreciation and amortization expenses for the three months ended March 31, 2002, and March 31, 2001, were $56,876 and $0, respectively. The increase was due to the acquisition of substantial depreciable assets and therefore booking their related depreciation.

Capital Resources and Liquidity

On March 31, 2002, Nexia had current assets of $897,921 and $7,278,033 in total assets compared to $71,024 of current assets and $237,615 in total assets at the year ended December 31, 2001. Net working capital was a deficit of $423,577 compared to a working capital surplus of $227,398 at year end December 31, 2001. The increase in current and total assets is attributable to the asset purchase previously mentioned. The decrease in working capital is due to also assuming a large amount of debt associated with the increase in assets.

Total stockholders' equity in Nexia was $2,533,416 as of March 31, 2002, compared to $254,246 as of March 31, 2001 and $227,398 at year end December 31, 2001. This increase is also attributable to the assets/subsidiary purchase mentioned above.

Net Cash flow used in operating activities was $92,347 for the three months ended March 31, 2002, compared to cash flow used in operating activities of $10,317 for the three months ended March 31, 2001. Cash flows used in operating activities for the three months ended March 31, 2002, are the changes from activities acquired in the asset/subsidiary purchase.

Cash flow provided by investing activities was $365,948 for the three months ended March 31, 2002, compared to cash flow provided by investing activities of $684,056 for the same period in 2001. The decrease is due to the not having the cash from the divestiture of subsidiaries as in the previous year.

Cash flow provided by financing activities was $3,023 for the three months ended March 31, 2002, compared to cash flows used in financing activities of $747,538 for the three months ended March 31, 2001. The decrease not having a capital distribution as in the previous year.

Due to Nexia's debt service on real estate holdings, willingness to acquire properties with negative cash flow shortages and acceptance of non-cash assets for consulting services, Nexia may experience occasional cash flow shortages. To cover these shortages may need to sell securities from time to time at a loss.

Impact of Inflation

Nexia believes that inflation has had a negligible effect on operations over the past three years. Nexia believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Known Trends, Events, or Uncertainties

General Real Estate Investment Risks
Nexia's investments are subject to varying degrees of risk generally incident to the ownership of real property. Real estate values and income from Nexia's current properties may be adversely affected by changes in national or local economic conditions and neighborhood characteristics, changes in interest rates and in the availability, cost and terms of mortgage funds, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes and other natural disasters which may result in uninsured losses, acts of war, adverse changes in zoning laws and other factors which are beyond the control of Nexia.

Value and Illiquidity of Real Estate
Real estate investments are relatively illiquid. The ability of Nexia to vary its ownership of real estate property in response to changes in economic and other conditions is limited. If Nexia must sell an investment, there can be no assurance that Nexia will be able to dispose of it in the time period it desires or that the sales price of any investment will recoup the amount of Nexia's investment.

Property Taxes
Nexia's real property is subject to real property taxes. The real property taxes on this property may increase or decrease as property tax rates change and as the property is assessed or reassessed by taxing authorities. If property taxes increase, Nexia's operations could be adversely affected.

Forward Looking Statements
The information herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of Nexia to continue its expansion strategy, changes in the real estate markets, labor and employee benefits, as well as general market conditions, competition, and pricing. Although Nexia believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in the Form 10QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by Nexia or any other person that the objectives and plans of Nexia will be achieved.


                            PART II-OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

Hudson  Consulting Group,  Inc. v. Technical  Ventures,  Inc..
Suit was filed by Hudson Consulting Group, Inc.(a subsidiary of Nexia) on October 10, 2001, against Technical Ventures, Inc., in the Third Judicial District Court of Salt Lake County, State of Utah, and assigned civil cause No. 010908909. Hudson has filed suit seeking recovery of fees owed to it arising from an Advisory Agreement entered into in July of 1999. The suit alleges that 575,000 shares of Technical Ventures, Inc., common stock has not been delivered to Hudson as required by the agreement. The trial court has entered a default after authorized service on Technical Ventures, Inc., by certified mail. Hudson's request to enter a default judgment was heard by the Court on March 17, 2002, and judgement in the sum of $172,500 was granted.


ITEM 2.           RECENT SALES OF UNREGISTERED SECURITIES

On March 5, 2002, the Company issued 333,333 shares of restricted common stock to Ed Haidenthaller as a bonus for extra work performed in closing the books and preparation of the Company's financial statements and valued the transaction at $20,000. The shares transferred by the Company were valued at $0.06 per share. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors:
(1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single individual for services;
(2) there was only one offeree who was issued stock for cash; (3) the offeree has not resold the stock but has continued to hold it since the date of issue;
(4) there were no subsequent or  contemporaneous  public offerings of the stock;
(5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Upon the written consent of a majority of the shareholders of the Company on March 20, 2002, a majority of the shareholders of the Company approved a resolution calling for the Company to change its name from "Kelly's Coffee Group, Inc." to "Nexia Group, Inc." The holders of 269,292,540 or 86.9% of the issued and outstanding shares of the Company consented to the proposed change in name. The majority of the shareholders having approved the change and after notice to all shareholders through the filing of Schedule 14C, an amendment to the Articles of Incorporation of the Company were filed with the Nevada Secretary of State's office making the name change to Company effective as of the 20th of March, 2002.

ITEM 5.           OTHER INFORMATION

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 8 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K During the period covered by this report, Nexia filed 1 filing on Form 8K.

          1) On February 15th, 2002, Nexia (fka Kelly's Coffee Group, Inc.) entered into a stock purchase agreement with Axia Group, Inc. ("Axia"), whereby Nexia issued 255,100,000 shares of its common stock to Axia in exchange for nearly all of Axia's assets and liabilities (filed February 27th, 2002 and amended with proforma and audited financial statements on May 1, 2002).

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of May, 2002.



Nexia Holdings, Inc.




 /s/ Richard Surber
--------------------------------------
Richard Surber, President and Director

INDEX TO EXHIBITS

EXHIBIT           PAGE
NO.               NO.               DESCRIPTION

3(i)              *                 Articles of Incorporation of Nexia
                                    (incorporated herein by reference from
                                    Exhibit No. 3(i) to Nexia's Form S-18 as filed with the Securities and Exchange
                                    Commission on September 16, 1988 ).

3(ii)             *                 Bylaws of Nexia, as amended (incorporated
                                    herein by reference from Exhibit 3(ii) of Nexia's Form S-18 as filed with the Securities and Exchange Commission on
                                    September 16, 1988).

3(iii)            *                 Articles of Incorporation of Nexia
                                    (incorporated herein by reference
                                    from Appendix B of Nexia's Form 14-A
                                    as filed with the Securities and
                                    Exchange Commission on August 17, 2000 .)

4(a)              *                  Form of certificate evidencing shares of
                                    "Common Stock" in Nexia (incorporated from
                                    Exhibit 4(a) to Nexia's Form S-18 as filed with the Securities and Exchange Commission on September 16, 1988 ).

Material Contracts

10(i)             *                 Stock sale agreement to Axia Group, Inc for
                                    255,100,000 restricted shares of common
                                    stock in exchange for a substantial portion of Axia Group's assets and its complete interest in several subsidiaries and other corporations (incorporated by reference to
                                    Nexia's Form 8K filed with the Securities and Exchange Commission on February 27, 2002 and the amended 8K/A with proforma financial statements filed on May 1, 2002)



         * Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by Nexia.