Form 10QSB
period 2002-06-30
NEXIA HOLDINGS INC
filed 2002-08-19
CIK 833209

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

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


     The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 19, 2002 was 310,202,760.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.................................................2

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................3


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................7

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES..............................7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................8

ITEM 5.  OTHER INFORMATION....................................................8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................8

SIGNATURES....................................................................9

INDEX TO EXHIBITS............................................................10












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Nexia" , or the "Company" refers to Nexia Holdings, Inc. (fka Kelly's Coffee Group, Inc.), a Nevada corporation, its subsidiary corporations and predecessors unless otherwise indicated. Unaudited, consolidated condensed interim financial statements including a balance sheet for Nexia for the period ended June 30, 2002, and statements of operations, and statements of cash flows for the interim periods of three months and six months up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.


















                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                          INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE


Unaudited Consolidated Condensed Balance Sheet June 30, 2002 ................F-2

Unaudited Consolidated Condensed Statements of Operations for the Three and Six
months ended June 30, 2002 and 2001..........................................F-4

Unaudited Consolidated Condensed Statements of Cash Flows for the Six
Months Ended June 30, 2002 and 2001..........................................F-5

Notes to Unaudited Consolidated Condensed Financial Statements
June 30, 2002................................................................F-6

                              NEXIA HOLDINGS, INC.
                 Unaudited Consolidated Condensed Balance Sheet



                                                            June 30, 2002
                                                         ---------------
ASSETS

   Current Assets
      Cash                                               $       467,650
      Accounts receivable - trade, net of allowance              175,495
      Prepaid expenses                                            15,619
      Notes receivable - current                                  67,500
      Accounts and notes receivable - related parties             58,470
      Securities available for sale                              161,512
          Total Current Assets                                   946,246

   Fixed Assets
      Property and equipment                                   4,869,534
          Less: accumulated depreciation                       (570,032)
      Land                                                     1,090,535
                                                         ---------------
          Total Fixed Assets                                   5,390,037

   Other Assets
      Investment securities at lower of cost or market         1,090,816
      Notes receivable                                           299,082
          Total Other Assets                                   1,389,898

TOTAL ASSETS                                             $     7,726,181
                                                         ===============


                   See Notes to Unaudited Financial Statements

                              NEXIA HOLDINGS, INC.
           Unaudited Consolidated Condensed Balance Sheet (continued)



                                                                                   June 30, 2002
                                                                                  ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Current Liabilities
      Accounts payable                                                            $        42,856
      Accrued liabilities                                                                  68,838
      Unearned rent                                                                        33,853
      Current portion long-term debt                                                      537,989
          Total Current Liabilities                                                       683,536

   Long-Term Liabilities
      Notes and mortgages payable                                                       4,204,728
      Notes payable - related parties                                                     156,474
      WVDEP liability                                                                      20,000
      Less current portion                                                              (537,989)
          Total Long-Term Liabilities                                                   3,843,213

TOTAL LIABILITIES                                                                       4,526,749

MINORITY INTEREST                                                                         487,730

STOCKHOLDERS' EQUITY
      Preferred stock - 20,000,000 shares authorized at $0.001 par,
           no shares issued                           -
      Common stock - 1,000,000,000 shares authorized at $0.001 par;                       310,202
           310,202,760 shares issued
      Paid in capital                                                                   6,092,952
      Treasury stock - 7,408,340 shares @$.008/share                                     (58,835)
      Accumulated deficit                                                             (2,668,868)
      Unrealized loss on securities available for sale                                  (963,749)
TOTAL STOCKHOLDERS' EQUITY                                                              2,711,702
                                                                                  ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $     7,726,181
                                                                                  ===============


                   See Notes to Unaudited Financial Statements

                              NEXIA HOLDINGS, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS


                                                        Three Months Ended                  Six Months Ended
                                                              June 30                          June 30
                                                        2002          2001              2002            2001
                                                   ------------   -------------     -------------    -----------

Revenue
     Consulting revenue                            $     20,996   $           -     $      51,003    $         -
     Rental revenue                                     197,444               -           286,536              -
                                                   ------------   -------------     -------------    -----------
Total Revenue                                           218,440               -           337,539              -

Costs of Revenue
     Costs assoc. with consulting revenue                 6,266               -           185,504              -
     Costs associated with rental revenue               139,976               -           235,532              -
     Interest associated with rental revenue             82,147               -           132,515              -
                                                   ------------   -------------     -------------    -----------
Total Costs of Revenue                                  228,389               -           553,551              -

Gross Profit                                            (9,949)               -         (216,012)              -

General & Administrative Expense                        107,974          10,554           187,243         23,679
                                                   ------------   -------------     -------------    -----------

Operating Profit (Loss)                               (117,923)        (10,554)         (403,255)       (23,679)
                                                   ------------   -------------     -------------    -----------

Other Income (Expense)
     Interest Income                                       (16)               -               126              -
     Gain (loss) from sale of investment securities        (25)               -          (58,611)          1,370
     Other income (expense)                               2,594               -            30,666              -
                                                   ------------   -------------     -------------    -----------
Total Other Income (Expense)                              2,553               -          (27,819)          1,370
                                                   ------------   -------------     -------------    -----------

Income (Loss) Before Minority                         (115,370)        (10,554)         (431,074)       (22,309)
Interest

     Minority Interest in (gain) loss                     6,763               -            17,245              -
                                                   ------------   -------------     -------------    -----------

Net Income (Loss) before income taxes                 (108,607)        (10,554)         (413,829)       (22,309)

     Benefit from (provision for) income taxes                -               -                 -              -
                                                   ------------   -------------     -------------    -----------

Net Income (Loss)                                  $  (108,607)   $    (10,554)     $   (413,829)    $  (22,309)

Income (Loss) Per Common Share
     Income (loss) before minority interest        $       0.00   $        0.00     $        0.00    $      0.00
     Minority interest in (gain) loss                      0.00               -              0.00              -
                                                   ------------   -------------     -------------    -----------
     Net income (loss) per weighted average
     common share outstanding
                                                   $       0.00   $        0.00     $        0.00    $      0.00
     Weighted average shares outstanding -          310,203,000      51,964,000       246,142,000     51,964,000
       basic & diluted
                                                   ============   =============     =============    ===========


                  See Notes to Unaudited Financial Statements.

                              NEXIA HOLDINGS, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                                Six Months Ended
                                                                                    June 30
                                                                              2002            2001
                                                                          ----------      -----------

Cash Flows From Operating Activities
    Net Income (Loss)                                                     $(413,829)         (22,309)
    Adjustments to reconcile net income (loss) to net cash:                                         -
       (Gain) loss from sale of investments                                   58,611                -
       Minority interest in gain (loss)                                     (17,245)                -
       Closing costs added to loan                                             3,981                -
       Depreciation & amortization                                            83,444                -
       Issued stock for services                                             150,850                -
       (Increase) decrease in assets
          Accounts and notes receivable                                       40,307           54,482
          Prepaid expenses                                                  (10,681)                -
       Increase (decrease) in liabilities                                                           -
          Accounts payable                                                    10,981          (8,185)
          Accrued liabilities                                               (28,078)                -
                                                                          ----------      -----------
Net Cash Provided (Used) by Operating Activities                          $(121,659)      $    23,988

Cash Flows From Investing Activities
    Divestiture/purchase of subsidiaries                                           -          889,392
    Purchase of property and equipment                                      (57,935)                -
    Net cash received in acquisition transaction                             338,868                -
    Net change in marketable securities                                    (111,273)        (215,369)
                                                                          ----------      -----------
Net Cash Provided (Used) by Investing Activities                          $  169,660      $   674,023

Cash Flows from Financing Activities
    Increase in long term debt                                               456,815                -
    Payments on long term debt                                              (51,962)                -
    Open market purchase of treasury stock                                  (15,862)                -
    Capital distribution - Wichita Development Corp.                               -        (840,647)
    Decrease in amount due from shareholders / related parties                 8,379           93,109
                                                                          ----------      -----------
Net Cash Provided (Used) by Financing Activities                          $  397,370        (747,538)
                                                                          ----------      -----------
                                                                                                    -
Increase (Decrease) in Cash                                                  445,371         (49,527)

Cash at Beginning of Period                                                   22,279           82,642
                                                                          ----------      -----------
Cash at End of Period                                                     $  467,650      $    33,115
                                                                          ==========      ===========

Supplemental Disclosures
   Interest paid in cash                                                     132,515                -
   Income taxes paid in cash                                                       -                -

                              NEXIA HOLDINGS, INC.
        UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (cont.)

Net Cash from Acquisition Transaction
Non-Cash investing and financing activities involved in purchase transaction (see note 3)

    (Increase) in accounts and notes receivable, net             (649,233)
    (Increase) in prepaid expenses                                 (4,938)
    (Increase) in securities                                   (1,480,410)
    (Increase) in property plant and equipment                 (5,415,546)
    Increase in accounts and notes payable, net                    183,558
    Increase in accrued liabilities                                125,343
    Increase in long-term debt & EPA liabilities                 3,815,894
    Minority interest in equity of companies purchased             384,839
    Unrealized loss of securities acquired                       (174,162)
    Stock issued in purchase transaction                         3,596,496
    Purchase of treasury stock                                    (42,973)
                                                             -------------
                  Net cash received in acquisition               (338,868)

                   See Notes to Unaudited Financial Statements

                              NEXIA HOLDINGS, INC.
       Notes to the Unaudited Consolidated Condensed Financial Statements
                                  June 30, 2002

NOTE 1 -          BASIS OF PRESENTATION

          The accompanying consolidated condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted. These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary to present a fair statement of the results for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in Nexia's Annual Report on Form 10KSB for the year ended December 31, 2001.
          Results for the period ending June 30, 2002, are not necessarily indicative for the results for the entire year.

NOTE 2 -          TREASURY STOCK

          During the quarter ended June 30, 2002, Nexia purchased $15,862 or 370,000 shares of its own stock in the open market. As a result of the asset/subsidiary purchase agreement with Axia Group, Inc. in the first quarter, Nexia is also reflecting treasury stock of 7,038,340 shares valued at $42,973 which is held in the newly acquired subsidiaries of Nexia's investment accounts.

NOTE 3 -          ISSUANCES OF STOCK

          Pursuant to a stock purchase and asset/subsidiary purchase agreement dated February 15, 2002, the Company issued 255,100,000 restricted common shares to Axia Group, Inc. for certain assets and liabilities of Axia Group, Inc. The shares are to remain restricted for a period of two years as per the agreement. The net effect of this transaction is that the Company became an 83.5% owned subsidiary of Axia Group, Inc., in exchange, the Company received a majority of the assets, liabilities and interest in Axia's subsidiaries and also in many "shell" companies in which Axia had a controlling interest. The operations from Axia's subsidiaries and (shell companies) for the period from February 15, 2002, to June 30, 2002, are included in the statement of operations of the combined entities. For more information regarding this transaction as well as pro-forma financial statements for the year ended December 31, 2001, please see the Company's form 8K/A filed with the SEC on February 27, 2002, and amended with the above mentioned financial statements on May 1, 2002.

          Also during the first six months of the year, the Company has issued a total of 1,138,333 shares of common stock to various individuals for consulting services. The shares represent a total expense of $150,850.

NOTE 4-           REFINANCING OF DEBT

          During the quarter ended June 30, 2002, West Jordan Real Estate Holdings (WJREH), an 88.3% owned subsidiary, refinanced its Glendale shopping plaza with Imperial Capital Bank. The new loan, in the amount of $1,072,500, paid off an existing mortgage with US Bank in the approximate amount of $631,000, set aside $110,000 for capital improvements, repaid the Company $213,000 spent on capital projects, losses, and other expenditures, and reserved $62,000+ in an earn out provision. The new note is based on a 20 year amortization, with a 10 year balloon payment, and carries a LIBOR + 4.5% (currently at 6.4%) APR.

                              NEXIA HOLDINGS, INC.
   Notes to the Unaudited Consolidated Condensed Financial Statements (cont.)
                                  June 30, 2002


NOTE 4-           REFINANCING OF DEBT (cont.)

          In addition to the above refinancing, Kearns Development Corporation (Kearns), an 86.9% owned subsidiary, was able to extend its primary mortgage with Brighton Bank on July 11, 2002 for a period of 2 years. The terms of the extended note are essentially the same as the primary mortgage with the addition of a $50,000 collateral agreement of which the Company can use $30,000 to fund any potential cash shortages. The note is now due on July 12, 2004, has a 9.0% interest rate with monthly principal and interest payments of $5,631.80. As the refinance occurred prior to the filing of this form 10-QSB, this note has been reflected as a long term liability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Nexia had no substantial operations from January 2, 2001 until February 15, 2002. On February 15, 2002, Nexia entered into a Stock Purchase Agreement ("Agreement") with Axia Group, Inc. ("Axia"), pursuant to which Nexia issued to Axia 255,100,000 restricted shares of Nexia's common stock in exchange for essentially all of the assets and liabilities of Axia including a portfolio of securities, real estate holdings and publicly reporting shell-companies. The shares issued to Axia equaled approximately 83% of the issued and outstanding shares of Nexia after the close of the transaction. Nexia is now a majority owned subsidiary of Axia. Nexia intends to manage the interests acquired from Axia as a result of this transaction in a manner similar to that previously followed by Axia. For more information on this transaction, see the Company's Form 8-K/A filed February 27, 2002.

On June 10, 2002, three new members were appointed to Nexia's Board of Directors; Adreinne Bernstein, Gerald Einhorn, and John Fry Jr. Bernstein and Fry are former members of Axia's Board of Directors, (Axia is the parent corporation for Nexia). Mr. Einhorn is a current officer and director of Axia. The appointments were made by Richard Surber, the sole director at the time of the appointments.

Nexia,  through its  subsidiaries,  operates in two primary  areas of  business:
Nexia acquires, leases and sells real estate; and, Nexia provides financial consulting services. The following discussion examines Nexia's financial condition as a result of operations for the second quarter, June 30, 2002, and compares those results with the comparable period from last year.

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

During the quarter ended June 30, 2002, West Jordan Real Estate Holdings (WJREH), an 88.3% owned subsidiary, refinanced its Glendale shopping plaza with Imperial Capital Bank. The new loan, in the amount of $1,072,500, paid off an existing mortgage with US Bank in the approximate amount of $631,000, set aside $110,000 for capital improvements, repaid the Company $213,000 spent on capital projects, losses, and other expenditures, and reserved $62,000+ in an earn out provision. The new note is based on a 20 amortization, with a 10 year balloon payment, and carries a LIBOR + 4.5% (currently at 6.4%) APR.

In addition to the above refinancing, Kearns Development Corporation (Kearns), an 86.9% owned subsidiary, was able to extend its primary mortgage with Brighton Bank on July 11, 2002 for a period of 2 years. The terms of the extended note are essentially the same as the primary mortgage with the addition of a $50,000 collateral agreement of which the Company can use $30,000 to fund any potential cash shortages. The note is now due on July 12, 2004, has a 9.0% interest rate with monthly principal and interest payments of $5,631.80. Because the refinancing was completed before the filing of this form 10- QSB, this note was reflected as a long term liability.

Nexia recorded rental revenues of $197,444 for the quarter ended June 30, 2002, as compared to $0 for the same quarter, 2001. This increase in rental revenues was due to acquisition of rental assets.

Nexia had negative cash flows from real estate operations of $24,679 for the quarter ended June 30, 2002, compared to no cash flow for the same quarter, 2001. This is attributable to the acquisition of Axia's assets.

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

Nexia's portfolio consists primarily of restricted and unrestricted shares of common stock in micro to small cap publicly traded companies. This portfolio currently consists of shares of common stock in over 50 different companies whose operations range from that of high-tech to oil and gas companies. The Company's ownership in the above publicly traded companies is less than 20% and thus accounts for them as investments available for sale at the lower of cost or market. Nonetheless, Nexia's portfolio is considered extremely volatile.

Revenues from Nexia's financial consulting operations increased for the quarter ended June 30, 2002, as compared to the same quarter in 2001. Nexia recorded $20,996 in revenues for the quarter ended June 30, 2002, from its financial consulting operations as compared to $0 for the same period of 2001. This increase in financial operations revenues was due to the acquisition of its consulting subsidiary.

Company Operations as a Whole

Revenues
Gross revenues for the three month periods ended June 30, 2002, were $218,440, as compared to $0 for the same period in 2001. The increase in revenues of $218,440 is due to the commencement of operations during the quarter by the acquisition of assets from Axia Group, Inc. and specifically includes a $20,996 increase from consulting revenues, and a $197,444 increase from rental revenues.

For the six months ended June 30, 2002 and 2001, respectively, gross revenues were $337,539 ($51,003 in consulting and $286,536 rental) and $0. The reason for the increase is the same as noted above.

Profits
Nexia recorded an operating loss of $117,923 for the three months ended June 30, 2002, compared to a loss of $10,554 for the comparable period in the year 2001. Nexia's decrease in profitability for the three month period ended June 30, 2002, as compared to the same period in 2001, was due to acquisition of operations, the increase in costs associated with integrating them and the lack of sufficient revenue to cover the newly acquired operations.

Nexia recorded an operating loss of $403,255 for the six months ended June 30, 2002, compared to a loss of $23,679 for the comparable period in the year 2001.

However, Nexia recorded a net loss of $108,607 for the three months ended June 30, 2002, as compared to a net loss of $10,554 for the same period in the previous year. The increase in net losses of $98,053 for the quarter was due to having operations versus the previous year of being a development stage company.

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

Expenses
General and administrative expenses for the three months ended June 30, 2002, were $107,974 compared to $10,554 for the same period in 2001. The reason for the increase is the purchase of assets from Axia Group and their related administrative costs to operate them, whereas previously these did not exist as a part of Nexia.

General and administrative expenses for the six months ended June 30, 2002, were $187,243 compared to $23,679 for the same period in 2001. The increase is due to having significant operations and the costs associated with that as compared to no operations in the prior year.

Depreciation and amortization expenses for the six months ended June 30, 2002, and June 30, 2001, were $83,444 and $0, respectively. The increase was due to the acquisition of depreciable assets and therefore booking their related depreciation.

Capital Resources and Liquidity
On June 30, 2002, Nexia had current assets of $946,246 and $7,726,181 in total assets compared to $71,024 of current assets and $237,615 in total assets at the year ended December 31, 2001. Net working capital surplus at June 30, 2002 was $262,710 compared to a working capital surplus of $60,807 at year end December 31, 2001. The increase in current and total assets is attributable to the asset purchase previously mentioned.

Total stockholders' equity in Nexia was $2,711,702 as of June 30, 2002, compared to $227,398 at year end December 31, 2001. This increase is also attributable to the assets/subsidiary purchase mentioned above.

Net Cash flow used in operating activities was $121,659 for the six months ended June 30, 2002, compared to cash flow generated by operating activities of $23,988 for the six months ended June 30, 2001.

Cash flow provided by investing activities was $169,660 for the six months ended June 30, 2002, compared to cash flow provided by investing activities of $674,023 for the same period in 2001. The decrease is due to the not having the cash from the divestiture of subsidiaries as in the previous year.

Cash flow provided by financing activities was $397,370 for the six months ended June 30, 2002, compared to cash flows used in financing activities of $747,538 for the six months ended June 30, 2001. The increase is due largely to the refinancing of the Glendale shopping plaza by a Company subsidiary.

Due to Nexia's debt service on real estate holdings, willingness to acquire properties with negative cash flow shortages and acceptance of non-cash assets for consulting services, Nexia may experience occasional cash flow shortages. To cover these shortages we may need to sell securities from time to time at a loss. In addition, the Company is currently experiencing challenges with regard to cash flows. We are looking at several options to improve this situation.

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

                            PART II-OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

Hudson Consulting Group, Inc. v. Technical Ventures, Inc.. Suit was filed by Hudson Consulting Group, Inc.(a subsidiary of Nexia) on October 10, 2001, against Technical Ventures, Inc., in the Third Judicial District Court of Salt Lake County, State of Utah, and assigned civil cause No. 010908909. Hudson has filed suit seeking recovery of fees owed to it arising from an Advisory Agreement entered into in July of 1999. The suit alleges that 575,000 shares of Technical Ventures, Inc., common stock has not been delivered to Hudson as required by the agreement. The trial court has entered a default after authorized service on Technical Ventures, Inc., by certified mail. Hudson's request to enter a default judgment was heard by the Court on March 17, 2002, and judgement in the sum of $172,500 was granted. The defendant has made an appearance and filed a motion to set aside the court's default judgement. A hearing before the Court has not yet been scheduled.

ITEM 2.           RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 4.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 8 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K On May 1, 2002, a Form 8K/A was filed to amend a previous form 8K filed on February 27, 2002, to include pro forma financial statements.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of August, 2002.



Nexia Holdings, Inc.




 /s/ Richard Surber
-------------------------------------------
Richard Surber, CEO, President and Director


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Nexia Holdings, Inc. (the" Company") on Form 10- QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the"Report"), I, Richard Surber, as acting Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. S 1350, as adopted pursuant to S 906 of the Sarbanes-Oxley Act of 2002, that:

               (1) The Report complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The financial information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



           /s/ Richard Surber
          ------------------
          Richard Surber
          CEO/CFO
          August 19, 2002

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

3(iii)            *                 Articles of Incorporation of Nexia
                                    (incorporated herein by reference from
                                    Appendix B of Nexia's Form 14-C/A as filed with the Securities and Exchange Commission on August 17, 2000.)

4(a)              *                 Form of certificate evidencing shares of
                                    "Common Stock" in Nexia (incorporated from
                                    Exhibit 4(a) to Nexia's Form S-18 as filed with the Securities and Exchange Commission on September 16, 1988 ).

Material Contracts

10(i)             *                 Stock sale agreement to Axia Group, Inc for
                                    255,100,000 restricetd shares of common
                                    stock in exchange for a substantial portion of Axia Group's assets and its complete interest in several subsidiaries and other corporations (incorporated by reference to
                                    Nexia's Form 8KA filed with the Securities and Exchange Commission on February 27, 2002 and the amended 8K/A with proforma financial statements filed on May 1, 2002)


         * Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by Nexia.