Form 10QSB
period 2002-09-30
NEXIA HOLDINGS INC
filed 2002-12-06
CIK 833209

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

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


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of December 6, 2002 was 310,252,760.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS...............................................2

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS...............................3


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..................................................8

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES............................8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................8

SIGNATURES..................................................................9

INDEX TO EXHIBITS..........................................................11












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Nexia" , or the "Company" refers to Nexia Holdings, Inc. (fka Kelly's Coffee Group, Inc.), a Nevada corporation, its subsidiary corporations and predecessors unless otherwise indicated. Unaudited, consolidated condensed interim financial statements including a balance sheet for Nexia for the period ended September 30, 2002, and statement of operations, and statement of cash flows for the interim periods of three months and nine months up to the date of such balance sheet and the comparable periods of the preceding year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.


















                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]


                          INDEX TO FINANCIAL STATEMENTS
                                                                                                           PAGE


Unaudited Consolidated Condensed Balance Sheet as of September 30, 2002 ........................................F-2

Unaudited Consolidated Condensed Statement of Operations for the Three and Nine
months ended September 30, 2002 and 2001........................................................................F-4

Unaudited Consolidated Condensed Statement of Cash Flows for the Nine
Months Ended September 30, 2002 and 2001........................................................................F-5

Notes to Unaudited Consolidated Condensed Financial Statements September 30, 2002...............................F-7



                              NEXIA HOLDINGS, INC.
                 Unaudited Consolidated Condensed Balance Sheet


                                                                                       September 30, 2002
                                                                                  -----------------------------
ASSETS

   Current Assets
      Cash                                                                           $                   97,924
      Restricted cash                                                                                   227,242
      Accounts receivable - trade, net of allowance                                                     161,452
      Prepaid expenses                                                                                   14,385
      Notes receivable - current                                                                         67,500
      Accounts and notes receivable - related parties                                                   143,310
      Securities available for sale                                                                     115,933
          Total Current Assets                                                                          827,746

   Fixed Assets
      Property and equipment                                                                          4,870,045
          Less: accumulated depreciation                                                               (586,552)
      Land                                                                                            1,090,535
                                                                                  ----  -----------------------
          Total Fixed Assets                                                                          5,374,028

   Other Assets
      Investment securities at lower of cost or market                                                  444,500
      Real property held for sale                                                                       195,511
      Notes receivable                                                                                  299,082
          Total Other Assets                                                                            939,093

TOTAL ASSETS                                                                         $                7,140,867
                                                                                  ====  =======================
                   See Notes to Unaudited Financial Statements

                                       F-2

                              NEXIA HOLDINGS, INC.
           Unaudited Consolidated Condensed Balance Sheet (continued)



                                                                                        September 30, 2002
                                                                                  ------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Current Liabilities
      Accounts payable                                                               $                   104,133
      Accrued liabilities                                                                                 62,255
      Unearned rent                                                                                       68,183
      WVDEP liability                                                                                     20,000
      Current portion long-term debt                                                                   1,721,116
          Total Current Liabilities                                                                    1,975,687

   Long-Term Liabilities
      Notes and mortgages payable                                                                      4,213,379
      Notes payable - related parties                                                                    156,474
      Less current portion                                                                            (1,721,116)
          Total Long-Term Liabilities                                                                  2,648,737

TOTAL LIABILITIES                                                                                      4,624,424

MINORITY INTEREST                                                                                        398,388

STOCKHOLDERS' EQUITY
      Preferred stock - 20,000,000 shares authorized at $0.001 par, no shares issued                           -
      Common stock - 1,000,000,000 shares authorized at $0.001 par;                                      310,252
           310,252,760 shares issued
      Paid in capital                                                                                  6,185,693
      Treasury stock - 7,645,340 shares @$.013/share                                                    (100,303)
      Accumulated deficit                                                                             (2,999,982)
      Unrealized loss on securities available for sale                                                (1,277,605)
TOTAL STOCKHOLDERS' EQUITY                                                                             2,118,055
                                                                                  ----  ------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $                 7,140,867
                                                                                  ====  ========================


                   See Notes to Unaudited Financial Statements


                              NEXIA HOLDINGS, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS


                                                        Three Months Ended                     Nine Months Ended
                                                           September 30                          September 30
                                                         2002            2001               2002               2001
                                                   ----------------  -------------    ----------------    ---------------
Revenue
     Consulting revenue                          $           42,062              -              93,065                  -
     Rental revenue                                         243,203              -             529,739                  -
                                                   ----------------  -------------    ----------------    ---------------
Total Revenue                                               285,265              -             622,804                  -

Costs of Revenue
     Costs assoc. with consulting revenue                   164,181              -             349,685                  -
     Costs associated with rental revenue                   162,441              -             397,973                  -
     Interest associated with rental revenue                109,799              -             242,314                  -
                                                   ----------------  -------------    ----------------    ---------------
Total Costs of Revenue                                      436,421              -             989,972                  -
                                                   ----------------  -------------    ----------------    ---------------

Gross Profit (Loss)                                       (151,156)              -           (367,168)                  -

General & Administrative Expense                            178,466         39,441             365,709             63,120
                                                   ----------------  -------------    ----------------    ---------------

Operating Profit (Loss)                                   (329,622)       (39,441)           (732,877)           (63,120)
                                                   ----------------  -------------    ----------------    ---------------

Other Income (Expense)
     Interest Income                                          4,056              -               4,182                  -
     Gain (loss) from sale of investment securities        (43,913)              -           (127,987)              1,370
     Other income (expense)                                  55,369              -              86,035                  -
                                                   ----------------  -------------    ----------------    ---------------
Total Other Income (Expense)                                 15,512              -            (37,770)           (61,750)
                                                   ----------------  -------------    ----------------    ---------------

Income (Loss) Before Minority                             (314,110)       (39,441)    (770,647)                  (61,750)
                                                                                      =========
Interest

     Minority Interest in (gain) loss                         8,459              -              25,704                  -
                                                   ----------------  -------------    ----------------    ---------------

Net Income (Loss) before income taxes                     (305,651)       (39,441)           (744,943)           (61,750)

     Benefit from (provision for) income taxes                    -              -                   -                  -
                                                   ----------------  -------------    ----------------    ---------------

Net Income (Loss)                                $        (305,651)       (39,441)           (744,943)           (61,750)

Comprehensive Income (Loss)                      $        (892,493)                        (1,162,389)

Income (Loss)/Common Share
     Net income (loss) per weighted average
     common share outstanding
                                                 $             0.00           0.00                0.00               0.00
     Weighted average shares outstanding -              310,202,333     52,704,000         254,786,000         52,214,000
       basic & diluted
                                                   ================  =============    ================    ===============


                  See Notes to Unaudited Financial Statements.


                              NEXIA HOLDINGS, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                                                      Nine Months Ended
                                                                                        September 30
                                                                                 2002                    2001
                                                                          -------------------      ----------------
Cash Flows From Operating Activities
    Net Income (Loss)                                                    $          (744,943)     $        (61,750)
    Adjustments to reconcile net income (loss) to net cash:
       (Gain) loss from sale of investments                                           128,554                     -
       (Gain) loss on sale of property and equipment                                    3,329                     -
       Marketable securities as payment for receivables                              (96,812)                     -
       Minority interest in gain (loss)                                              (25,704)                     -
       Depreciation & amortization                                                    125,127                     -
       Issued stock for services                                                      151,350                39,000
       (Increase) decrease in assets                                                                              -
          Restricted cash                                                           (227,242)                     -
          Accounts and notes receivable                                                46,554                     -
          Prepaid expenses                                                            (7,507)                     -
       Increase (decrease) in liabilities                                                                         -
          Accounts payable                                                             71,934               (8,217)
          Accrued liabilities                                                           (779)                     -
                                                                          -------------------      ----------------
Net Cash Provided (Used) by Operating Activities                                    (576,139)              (30,969)

Cash Flows From Investing Activities
    Purchase of property and equipment                                              (110,631)                     -
    Proceeds on sale of property and equipment                                         23,691                     -
    Net cash received in acquisition transaction                                      338,115                     -
    Purchase of securities                                                           (21,835)              (19,000)
    Proceeds on sale of marketable securities                                          92,870                     -
                                                                          -------------------      ----------------
Net Cash Provided (Used) by Investing Activities                                      322,210              (19,000)

Cash Flows from Financing Activities
    Proceeds from long term debt                                                      507,653                     -
    Principal payments on long-term debt                                             (90,911)                     -
    Open market purchase of treasury stock                                           (12,103)                     -
    Decrease (increase) in amount due from related parties                           (75,065)                     -

                                                                          -------------------      ----------------
Net Cash Provided (Used) by Financing Activities                                      329,574                     0
                                                                          -------------------      ----------------

Increase (Decrease) in Cash                                                            75,645              (49,969)

Cash at Beginning of Period                                                            22,279                82,642
                                                                          -------------------      ----------------
Cash at End of Period                                                  $               97,924   $            32,673
                                                                          ===================      ================

Supplemental Disclosures
   Interest paid in cash                                                              308,293                     -
   Income taxes paid in cash                                                                -                     -


                              NEXIA HOLDINGS, INC.
        UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (cont.)

Net Cash from Acquisition Transaction
Non-Cash investing and financing activities involved in purchase transaction (see note 3)

    (Increase) in accounts and notes receivable, net                                (711,087)
    (Increase) in prepaid expenses                                                    (6,879)
    (Increase) in securities                                                      (1,081,315)
    (Increase) in property plant and equipment                                    (5,611,055)
    Increase in accounts and notes payable, net                                       183,883
    Increase in accrued liabilities                                                   125,791
    Increase in long-term debt & EPA liabilities                                    3,816,637
    Minority interest in equity of companies purchased                                460,032
    Unrealized loss of securities acquired                                          (900,991)
    Stock issued in purchase transaction                                            4,151,299
    Purchase of treasury stock                                                       (88,200)
                                                                          -------------------
                  Net cash received in acquisition                                  (338,115)

                   See Notes to Unaudited Financial Statements

                              NEXIA HOLDINGS, INC.
       Notes to the Unaudited Consolidated Condensed Financial Statements
                               September 30, 2002

NOTE 1 -          BASIS OF PRESENTATION

         The accompanying consolidated condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the US have been condensed or omitted. These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary to present a fair statement of the results for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in Nexia's Annual Report on Form 10-KSB for the year ended December 31, 2001. Results for the period ending September 30, 2002, are not necessarily indicative for the results for the entire year.

NOTE 2 -          TREASURY STOCK

         During the nine months ended September 30, 2002, Nexia purchased $12,103 or 422,000 shares of its own stock in the open market. As a result of the asset/subsidiary purchase agreement with Axia Group, Inc. in the first quarter, Nexia is also reflecting treasury stock of 7,223,340 shares valued at $88,200 which is held in the investment accounts of Nexia's newly acquired subsidiaries.

NOTE 3 -          ISSUANCES OF STOCK

         Pursuant to a stock purchase and asset/subsidiary purchase agreement dated February 15, 2002, the Company issued 255,100,000 restricted common shares to Axia for certain assets and liabilities of Axia. The shares are to remain restricted for a period of two years as per the agreement. The net effect of this transaction is that the Company became an 83.5% owned subsidiary of Axia, in exchange, the Company received a majority of the assets, liabilities and interest in Axia's subsidiaries and also in many "shell" companies in which Axia had a controlling interest. The operations from Axia's former subsidiaries (and shell companies) for the period from February 15, 2002, to September 30, 2002, are included in the statement of operations of the combined entities. For more information regarding this transaction as well as pro-forma financial statements for the year ended December 31, 2001, please see the Company's form 8K/A filed with the SEC on February 27, 2002, and amended with the above mentioned financial statements on May 1, 2002. Also during the nine months ended September 30, 2002, the Company has issued a total of 1,188,333 shares of common stock to various individuals for services rendered to the Company. These shares represent a total expense of $151,350.

NOTE 4-           REFINANCING OF DEBT

         During the quarter ended June 30, 2002, West Jordan Real Estate Holdings (WJREH), an 88.3% owned subsidiary acquired from Axia (see note 3), refinanced its Glendale shopping plaza with Imperial Capital Bank. The new loan, in the amount of $1,072,500, paid off an existing mortgage with US Bank in the approximate amount of $631,000, set aside $110,000 for capital improvements, repaid the Company $213,000 spent on capital projects, losses, and other expenditures, and reserved $62,000+ in an earn out provision. The new note is based on a 20 year amortization, with a 10 year balloon payment, and carries a LIBOR + 4.5% (currently at 6.4%) APR.

         Kearns Development Corporation (Kearns), an 86.9% owned subsidiary acquired from Axia (see note 3), was able to extend its primary mortgage with Brighton Bank on July 11, 2002 for a period of 2 years. The terms of the extended note are essentially the same as the primary mortgage with the addition of a $50,000 collateral agreement of which the Company can use $30,000 to fund any potential cash shortages. The note is now due on July 12, 2004, has a 9.0% interest rate with monthly principal and interest payments of $5,631.80.

NOTE 5-           LIQUIDITY

         Due to Nexia's debt service on real estate holdings, willingness to acquire properties with negative cash flow shortages and acceptance of non-cash assets for consulting services, Nexia may experience occasional cash flow shortages. To cover these shortages we may need to sell securities from time to time at a loss. In addition, the Company is currently experiencing significant challenges with regard to cash flow. We are looking at several options to improve this situation, including the private placement of Nexia common stock.

         The financial statements do not reflect any adjustment should the Company not maintain sufficient cash to fund its currently anticipated working capital, capital spending, and debt service requirements during the next twelve months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Nexia had no substantial operations from January 2, 2001 until February 15, 2002. On February 15, 2002, Nexia entered into a Stock Purchase Agreement ("Agreement") with Axia Group, Inc. ("Axia"), pursuant to which Nexia issued to Axia 255,100,000 restricted shares of Nexia's common stock in exchange for essentially all of the assets and liabilities of Axia including a portfolio of securities, real estate holdings and publicly reporting shell-companies. The shares issued to Axia equaled approximately 83% of the issued and outstanding shares of Nexia after the close of the transaction. Nexia has operated since that transaction as a majority owned subsidiary of Axia. Nexia intends to manage the interests acquired from Axia as a result of this transaction in a manner similar to that previously followed by Axia. For more information on this transaction, see the Company's Form 8-K/A filed February 27, 2002.

Nexia, through its subsidiaries, operates in two primary areas of business:
Nexia acquires, leases and sells real estate; and, Nexia provides financial consulting services. The following discussion examines Nexia's financial condition as a result of operations for the third quarter ended September 30, 2002, and compares those results with the comparable period from last year.

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

Downtown Development Corporation (Downtown) and Kearns Development Corporation (Kearns) are both currently in the process of seeking lower interest rates generally available for real estate loans in the marketplace. Loan applications have been made by both Downtown and Kearns and within the next 30-60 days each hopes to close on refinancing for their current real estate holdings. As a result of the anticipated refinancing of the above mentioned properties, the Company's working capital should improve by $370,000, as a result of reclassifying from short-term to long term liabilities. In addition, interest expense over the life of the loan should be reduced substantially. Nexia expects to be able to obtain approximately 7% interest of the loans amortized over twenty years.

During the prior quarter ended June 30, 2002, West Jordan Real Estate Holdings (WJREH), an 88.3% owned subsidiary, refinanced its Glendale shopping plaza with Imperial Capital Bank. The new loan is in the amount of $1,072,500, with $110,000 set aside for capital improvements, and $62,000+ reserved in an earn out provision, both classified as restricted cash in the accompanying consolidated financial statements. The new note is based on a 20-year amortization, with a 10 year balloon payment, and carries a LIBOR + 4.5% (currently at 6.4%) APR. The capital improvements, including roof repairs and resealing of the shopping plaza's parking lot have been substantially completed and are currently under review by Imperial Bank for reimbursement of the costs of the improvements.

Nexia recorded rental revenues of $243,203 for the quarter, and $529,739 for the nine months ended September 30, 2002 as compared to $0 for the same quarter and nine month period in 2001. This increase in rental revenues was due to the acquisition of rental assets from Axia in February of 2002. Nexia experienced a gross loss from rental operations (including mortgage interest expense) of $29,017 for the quarter and $110,548 for the nine months ended September 30, 2002.

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

Nexia's consulting subsidiary generates revenues through consulting fees payable in the client's equity securities, cash, other assets or some combination of the three. The primary form of compensation received is the equity securities of clients. When payment is made in the form of equity, the number of shares to be paid is usually dependent upon the price of the client's common stock (if such price is available) and the extent of consulting services provided. The typical value used to determine the number of shares to be paid is one-half or less of the stock's bid price, which accounts for the fact that most of the equity received as payment by Nexia is restricted as to resale. Nexia accepts equity with the expectation that its services will assist in the stock's appreciation, thus allowing Nexia to be compensated and to make a return on the payments for its services.

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

Revenues from Nexia's financial consulting operations increased for the quarter ended September 30, 2002, as compared to the same quarter in 2001. Nexia recorded $42,062 in revenues for the quarter, and

$93,065 for the nine months ended September 30, 2002, from its financial consulting operations as compared to $0 for the same periods of 2001. This increase in financial operations revenues was due to the acquisition of its consulting subsidiary. Nexia experienced gross losses from consulting operations of $122,119 for the quarter and $256,620 for the nine months ended September 30, 2002. Nexia is further reducing costs and stepping up its efforts to attract more clients by further utilizing its current resources.

Company Operations as a Whole

Revenues
Gross revenues for the three month periods ended September 30, 2002, were $285,265 as compared to $0 for the same period in 2001. The increase in revenues of $285,265 is due to the commencement of operations during the quarter by the acquisition of assets from Axia Group, Inc. and specifically includes a $42,062 increase from consulting revenues, and a $243,203 increase from rental revenues.

For the nine months ended September 30, 2002 and 2001, respectively, gross revenues were $622,804 ($93,065 in consulting and $529,739 rental) and $0. The reason for the increase is the same as noted above.

Profits
Nexia recorded an operating loss of $329,622 for the three months ended September 30, 2002, compared to a loss of $39,441 for the comparable period in the year 2001. Nexia's decrease in profitability for the three month period ended September 30, 2002, as compared to the same period in 2001, was due to acquisition of operations, the increase in costs associated with integrating them and difficulty obtaining new consulting engagements due to the current economic climate.

Nexia recorded an operating loss of $732,877 for the nine months ended September 30, 2002, compared to a loss of $63,120 for the comparable period in the year 2001.

Nexia recorded a net loss of $305,651 for the three months ended September 30, 2002, as compared to a net loss of $39,441 for the same period in the previous year. The increase in net losses of $266,210 for the quarter was due to acquisition of operations, the increase in costs associated with integrating them and difficulty obtaining new consulting engagements due to the current economic climate.

Nexia is does not expect to operate at a profit through fiscal 2002. Since Nexia's activities are closely tied to the securities markets and the ability to operate its real estate properties at a profit, future profitability or its revenue growth tends to follow changes in the securities and real estate market place. There can be no guarantee that profitability or revenue growth can be realized in the future.

Expenses
General and administrative expenses for the three months ended September 30, 2002, were $178,466 compared to $39,441 for the same period in 2001. The reason for the increase is the purchase of assets from Axia Group and their related administrative costs to operate them, whereas previously these did not exist as a part of Nexia.

General and administrative expenses for the nine months ended September 30, 2002, were $365,709 compared to $63,120 for the same period in 2001. The increase is due to having significant operations and the costs associated with that as compared to no operations in the prior year.

Depreciation and amortization expenses for the nine months ended September 30, 2002, and September 30,

2001, were $125,127 and $0, respectively. The increase was due to the acquisition of depreciable assets and therefore booking their related depreciation.

Capital Resources and Liquidity
On September 30, 2002, Nexia had current assets of $827,746 and $7,140,867 in total assets compared to $71,024 of current assets and $237,615 in total assets at the year ended December 31, 2001. Nexia has a net working capital deficit of $1,147,941 at September 30, 2002 was $2,613,055 compared to a working capital surplus of $60,807 at year end December 31, 2001. The increase in current and total assets is attributable to the asset purchase previously mentioned. The working capital deficit is due to mortgages which will or may come due in the next twelve months. As previously mentioned, the Company is working to refinance these mortgages with more favorable interest rates and/or terms.

Total stockholders' equity in Nexia was $2,118,055 as of September 30, 2002, compared to $227,398 at year end December 31, 2001. This increase is also attributable to the assets/subsidiary purchase mentioned above.

Net cash used in operating activities was $576,139 for the nine months ended September 30, 2002, compared to cash flow generated by operating activities of $72,291 for the nine months ended September 30, 2001.

Cash provided by investing activities was $322,210 for the nine months ended September 30, 2002, compared to cash flow used in investing activities of $215,369 for the same period in 2001. The increase is due to the net cash received in the acquisition transaction with Axia during the current year.

Cash provided by financing activities was $329,574 for the nine months ended September 30, 2002, compared to cash flows used in financing activities of $93,109 for the nine months ended September 30, 2001. The increase is due largely to the refinancing of the Glendale shopping plaza by a subsidiary company.

Due to Nexia's debt service on real estate holdings, willingness to acquire properties with negative cash flow shortages and acceptance of non-cash assets for consulting services, Nexia may experience occasional cash flow shortages. To cover these shortages we may need to sell securities from time to time at a loss. In addition, the Company is currently experiencing challenges with regard to cash flows. We are looking at several options to improve this situation, including the private placement of Nexia common stock.

Impact of Inflation

Nexia believes that inflation has had a negligible effect on operations over the past three years. Nexia believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Known Trends, Events, or Uncertainties

General Real Estate Investment Risks
Nexia's investments are subject to varying degrees of risk generally incidental to the ownership of real property. Real estate values and income from Nexia's current properties may be adversely affected by changes in national or local economic conditions and neighborhood characteristics, changes in interest rates and in the availability, cost and terms of mortgage funds, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes and other natural disasters which may result in uninsured losses, acts of war, adverse changes in zoning laws and other factors which are beyond the control of Nexia.

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

Controls and Procedures

1.       Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company's Sole Executive Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Sole Executive Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in timely alerting him to the material information relating to the Company (or its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

2.       Changes in internal controls.

There were no significant changes made in the Company's internal controls during the period covered by this report or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of the Sole Executive Officer's evaluation.

                            PART II-OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

During the third quarter of 2002, with the exception of information provided below no material developments occurred regarding Nexia's legal proceedings. For more information please see Nexia's Form 10-KSB for the year ended December 31, 2001 and prior 10-QSB filings for this year.

Hudson Consulting Group, Inc. v. Technical Ventures, Inc..
---------------------------------------------------------

Suit was filed by Hudson Consulting Group, Inc. (a subsidiary of Nexia), on October 10, 2001, against Technical Ventures, Inc., in the Third Judicial District Court of Salt Lake County, State of Utah, and assigned civil cause No. 010908909. Hudson has filed suit seeking recovery of fees owed to it arising from an Advisory Agreement entered into in July of 1999. The suit alleges that 575,000 shares of Technical Ventures, Inc., common stock has not been delivered to Hudson as required by the agreement. The trial court has granted Technical Ventures, Inc. motion to set aside the default earlier granted to Hudson and Technical Ventures, Inc. has filed a counter- claim against Hudson seeking recovery of the shares previously delivered to Hudson. The matter has not been set for trial and the parties are engaged in pre-trial activities.

ITEM 2.           RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 8 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K No forms 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of December, 2002.



Nexia Holdings, Inc.



/s/ Richard Surber
-----------------------------------
Richard Surber, CEO, President and Director

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Nexia Holdings, Inc. (the" Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the"Report"), I, Richard Surber, Sole Executive Officer, certify, pursuant to 18 U.S.C. S 1350, as adopted pursuant to S 906 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this quarterly report on Form 10-QSB of Nexia Holdings, Inc. and:

               (a)     The Report complies with the requirements of section
                13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (b) The financial information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

         2. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made know to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report are my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date:

         3. I have disclosed, based on my most recent evaluation, to the Company's auditors and the board of directors

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weakness in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         4. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
         /s/ Richard Surber
         ---------------------------------
         Richard Surber
         Sole Executive Officer
         December 6, 2002


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

3(iii)                              * Articles of Incorporation of Nexia
                                    (incorporated herein by reference from
                                    Appendix B of Nexia's Form 14-C/A as filed with the Securities and Exchange Commission on August 17, 2000 .)

4(a) * Form of certificate evidencing shares of "Common Stock" in Nexia (incorporated from
                                    Exhibit 4(a) to Nexia's Form S-18 as filed with the Securities and Exchange Commission on September 16, 1988 ).

99.1                                Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                    Section 906 of the Sarbanes-Oxley Act of 2002.

Material Contracts

10(i)             *                 Stock sale agreement to Axia Group, Inc for 255,100,000 restricted shares of common stock in exchange for a substantial portion of Axia Group's assets and its complete interest in several subsidiaries and other corporations (incorporated by reference to Nexia's Form 8K/A filed with the Securities and Exchange Commission on February 27, 2002 and the
                                    amended 8K/A with proforma financial statements filed on May 1, 2002)


         * Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by Nexia.