Form 10KSB
period 2002-12-31
NEXIA HOLDINGS INC
filed 2003-05-30
CIK 833209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ___________ to
___________.

         Commission file number: 33-2128-D
                                 ---------

                              Nexia Holdings, Inc.
                 (Name of Small Business Issuer in Its Charter)

 Nevada                                               84-1062062
-------------                                     ----------
 (State or Other Jurisdiction of             (I.R.S. Employer
 Incorporation or Organization)             Identification No.)


            268 West 400 South, Suite 300, Salt Lake City, Utah 84101
         -- ----------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (801) 575-8073
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
                                    Yes    T                  No
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

The issuer's total consolidated revenues for the year ended December 31, 2002 were $1,138,435.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $390,680 based on the average closing bid and asked prices for the Common Stock on May 28, 2003 of $0.002 per share.

On May 29, 2003, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 315,352,760.



                                TABLE OF CONTENTS

                                                                                                            PAGE
                                     PART I


Item 1.       Description of Business...                                                                       2

Item 2.       Description of Property...                                                                       8

Item 3.       Legal Proceedings                                                                               13

Item 4.       Submission of Matters to a Vote of Security-Holders............................................15


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.......................................15

Item 6.       Management's Discussion and Analysis or Plan of Operation......................................17

Item 7.       Financial Statements......                                                                     22

Item 8.       Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure............................................................23

                                    PART III

Item 9.       Directors and Executive Officers...............................................................23

Item 10.      Executive Compensation....                                                                     24

Item 11.      Security Ownership of Certain Beneficial Owners and Management.................................24

Item 12.      Certain Relationships and Related Transactions.................................................26

Item 13.      Exhibits, List and Reports on Form 8-K.........................................................27

Item 14.      Controls and Procedures...                                                                     28

                      Signatures........                                                                     28

                      Index to Exhibits.                                                                     31






                                     PART I





ITEM 1.       DESCRIPTION OF BUSINESS

General.

As used herein the terms "Company" and "Nexia" refer to Nexia Holdings, Inc.
(formerly known as Kelly's Coffee Group, Inc.), a Nevada corporation and its subsidiaries and predecessors. Nexia was incorporated under the laws of the State of Colorado on April 20, 1987. Nexia has undergone several name changes since its organization. The Company moved its domicile to the State of Nevada on October 5, 2000, by merging with a Nevada corporation established for the purpose of facilitating the change of domicile. Nexia has been involved in several previous business activities, all of which were discontinued in February of 1998. On August 29, 2000, the Company became a holding company by purchasing a majority interest in Wichita Development Corporation ("Wichita"), whose primary business function became real estate operations. The shares held in Wichita were subsequently spun-off to Company shareholders in January of 2001.

On February 15, 2002 the Company entered into a Stock Purchase Agreement
("Agreement") with Axia Group, Inc., a related party ("Axia"), pursuant to which the Company issued to Axia 255,100,000 restricted shares of the Company's common stock in exchange for essentially all of the assets and liabilities of Axia including a portfolio of securities, real estate holdings and publicly reporting shell-companies. The shares issued to Axia equaled approximately 82% of the issued and outstanding shares of the Company after the close of the transaction.
Axia on December 10, 2002 spun-off those 255,100,000 shares of the Company's common stock to Axia's shareholders on a pro rata basis. Nexia intends to manage the Axia interests acquired as a result of this transaction in a manner similar to that previously followed by Axia. For more information on this transaction, see the Company's Form 8-K filed February 27, 2002 and as amended on May 1,
2002.

Forward Looking Business Plan

The Company successfully acquired essentially all of the assets and liabilities of Axia including a portfolio of securities, real estate holdings and publicly reporting shell-companies on February 15, 2002. The following discussion represents the Company's plans to operate the business acquired from Axia in the purchase agreement previously discussed. Property descriptions, legal discussions and similar areas are a reflection of those acquisitions from Axia which constitute the majority of the Company's assets and operations at the present.

Business of Issuer

Financial Consulting

 The Company, through its subsidiary, Hudson Consulting Group, Inc., provides a variety of financial consulting services to a wide range of clients.

Our business model is to provide an expanded scope of financial, business, and investment oriented consulting services to select start-up companies and existing public companies. Specifically, the Company helps client companies by creating a series of infrastructure-based partnerships that take advantage of the Company's expertise in: uncovering private placement funding sources;
strategic business planning; SEC registration documentation; transactional document preparation; restructuring capital information; identifying merger and acquisition opportunities.





The Company's clients may choose to be acquired by the Company's reporting companies and create their own public shareholder base with a self underwritten offering or may choose to take advantage of the Company's shareholder base in a registered spin-off, or a dividend. The self-underwritten option requires a company to raise capital before obtaining a quote, whereas a registered spin-off or dividend enables clients to obtain a quote prior to raising any new capital.

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

Real Estate Investment

The combined statements of operations, stockholders equity and cash flows for the year ended December 31, 2001 include only the operations of Diversified
Holdings - I, Inc., Wichita Development Corporation, Golden Opportunity
Development Corporation, Downtown Development Corporation, Wasatch Capital
Corporation, and Canton Tire Recycling of West Virginia, Inc. (collectively referred to as the `entities'). Pursuant to the recapitalization of the Company on February 15, 2002, these entities have been treated as the acquiring entities for accounting purposes. The Company is the surviving entity for legal puposes.
Because the recapitalization involved entities under common control, Interpretation 39 requires that there be no adjustment to the carrying values of the assets or liabilities at the date of the recapitalization.

Nexia's real estate operations primarily involve the acquisition, management, lease and sale of real estate holdings. Nexia owns a variety of commercial and residential properties in Utah and other parts of the United States. The Company seeks to locate and acquire undervalued real estate (which is primarily commercial) with little or no cash down. Once acquired, the Company's real estate holdings are leased. Though the Company seeks to generate and maximize rental income through the management and lease of the property, our primary goal is to acquire real estate which will substantially appreciate in value and for which we can realize a substantial gain upon disposition.






Organization

The following chart shows the companies currently owned by Nexia Holdings, Inc.
                             -----------------------------------------
                                       Nexia Holdings, Inc.
                             -----------------------------------------

                                                                  ----------------------------
                                                                    Diversified Holdings I,
                                                                             Inc.
                                         ------- ----------------

                                                                  ----------------------------

                                                 ------------------------              ------------------------
                                                    Canton Industrial                     Canton Wild Horse
                                                   Corporation of Salt                      Ranch II, Inc
                                                        Lake City
                                                                          ----- ------

                                                 ------------------------              ------------------------

                                                 ------------------------              ------------------------
                                                    Hudson Consulting                  Salt Lake Development,
                                                       Group, Inc.                              Inc.
                                                                          ----- ------

                                                 ------------------------              ------------------------

                                                 ------------------------              ------------------------
                                                    West Jordan Real                       Wasatch Capital
                                                  Estate Holdings, Inc.                      Corporation
                                                                          ----- ------

                                                 ------------------------              ------------------------

                                                 ------------------------              ------------------------
                                                  Canton Tire Recycling                  Golden Opportunity
                                                  of West Virginia, Inc                Development Corporation
                                                                          ----- ------

                                                 ------------------------              ------------------------

                                                 ------------------------              ------------------------
                                                   Oasis International                  Downtown Development
                                                  Hotel and Casino, Inc                      Corporation
                                                                          ----- ------

                                                 ------------------------              ------------------------

                 -------------------------------
                      Wichita Development
                          Corporation
                                                 ----------------

                 -------------------------------

    ----------------------------         --------------------------------
        Kearns Development               Wichita Properties Corporation
            Corporation

    ----------------------------         --------------------------------

The Company also has a substantial interest in approximately 14 shell companies.
The Company intends to provide assistance in finding operations for these companies through reverse mergers with operating companies. The value of these companies cannot be determined at this time in light of the fact that: 1) no substantial assets are currently in the companies; 2) The Company has identified no business opportunities for these companies; and 3) The Company's shareholding in these entities are illiquid in light of recent rule changes on the resale of securities in blank check companies. The Company and its president have assisted in filing Form 10-SB's to enable these companies to become fully reporting under the Securities Exchange Act of 1934. The Company's president now also holds a substantial interest in these entities.

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

Employees

The Company's subsidiaries have a total of 6 full time employees as of December
31, 2002. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any additional employees.

Risk Factors

You should carefully consider the following risks before making an investment in our Company. In addition, you should keep in mind that the risks described below are not the only risks that Nexia faces. The risks described below are all the risks that Nexia currently believes are material to our business. However, additional risks not presently know to us, or risks that we currently believe are not material, may also impair our business operations. You should also refer to the other information set forth in this Annual Report on Form 10-KSB, including the discussions set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as our financial statements and the related notes.

Nexia's business, financial condition, or results of operations could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the trading of our common stock could decline, and you could lose all or part of your investment.






Nexia's auditor's report on our financial statements includes an explanatory paragraph with respect to substantial doubt existing about its ability to continue as a going concern

As of December 31, 2002, Nexia had incurred a loss from operations and had an accumulated deficit. As a result, its financial statements include a note stating that these conditions raise substantial doubt about its ability to continue as a going concern, but the financial statements do not include any adjustments that might result from this uncertainty.

Nexia is subject to compliance with securities law, which expose it to potential liabilities, including potential rescission rights.

Nexia has periodically offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon Nexia's conduct and that of those persons contacting prospective investors and making the offering. Nexia has not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, it has relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which we have relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

Additional Capital is Necessary to Implement Nexia's Business Plan
-------------------------------------------------------------------

Nexia does not believes that it has sufficient cash, cash equivalents and operating income to maintain its business at its existing level in 2003. Nexia will require significant new capital in order to execute its strategic plan and believes that this capital will only be available through an offering of shares of its common stock. Nexia's success in raising this capital will depend upon its ability to access equity capital markets and we may not be able to do so or to do so on acceptable terms. If it fails to obtain funds on acceptable terms, it will not be able to execute its strategic plan and would have to delay or abandon some or all of its plans for growth. If it is able to obtain funds, it believes that the terms of such arrangement will result in an offering that is highly dilutive to existing holders of shares of our common stock because of the price at which it would have to issue those shares and the large number of shares it would have to issue at those prices.

There is no established, stable market for Nexia's common stock.

Nexia's common stock is quoted on the Over-the-Counter Electronic Bulletin Board
("OTCBB") and traded sporadically. A large number of shares of outstanding common stock are restricted and are not freely-tradeable. An established public trading market for our common stock may never develop or, if developed, it may not be able to be sustained. The OTCBB is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than other markets. Purchasers of Nexia's common stock may therefore have difficulty selling their shares should they desire to do so.

Volatility of Stock Price

The trading price of Nexia's Common Stock has in the past and may in the future be subject to significant fluctuations. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to or related to that of Nexia and which have been unrelated to the operating performance of these companies. These market fluctuations may adversely affect the market price of Nexia's Common Stock.

Penny stock regulations may impair Nexia's shareholders' ability to sell their stock.

Nexia's shares of common stock is deemed a "penny stock." Penny stocks generally are equity securities with a price of less than $5.00 per share, other than securities registered on certain national securities exchanges. Penny stocks are subject to rules and regulations that impose additional sales practice requirements on broker-dealers who sell the securities to persons other than established customers and accredited investors, and these additional requirements may restrict the ability of broker-dealers to sell a penny stock.

Any acquisitions that Nexia undertakes could be difficult to integrate, disrupt its business, dilute shareholder value and significantly harm its operating results.

Nexia expects to review opportunities to buy other business or technologies that would complement its current business, expand the breadth of its markets, or that may otherwise offer growth opportunities. If we make any future acquisitions, we could issue stock that would dilute existing stockholders' percentage ownership, incur substantial debt or assume contingent liabilities.
Potential acquisitions also involve numerous risks, including:





o  problems assimilating the purchased operations, technologies or products;




o  unanticipated costs associated with the acquisition;




o  diversion of management's attention from our core business;




o  adverse effects on existing business relationships with suppliers and customers;




o  risks associated with entering markets in which we have no or limited prior experience; and




o  potential loss of the purchased organization's or our own key employees.

Nexia cannot assure that it would be successful in overcoming problems encountered in connection with such acquisitions and its inability to do so could significantly harm its business.





Nexia is subject to various risks connected to the ownership of real property.

Nexia's investments are subject to varying degrees of risk generally incident to the ownership of real property. Real estate values and income from Nexia's current properties may be adversely affected by changes in national or local economic conditions and neighborhood characteristics, changes in interest rates and in the availability, cost and terms of mortgage funds, occupancy rates in Nexia's properties, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes and other natural disasters which may result in uninsured losses, acts of war, adverse changes in zoning laws, and other factors which are beyond the control of Nexia.

In addition, real estate investments are relatively illiquid. The ability of Nexia to vary its ownership of real estate property in response to changes in economic and other conditions is limited. If Nexia must sell an investment, there can be no assurance that Nexia will be able to dispose of it in the time period it desires or that the sales price of any investment will recoup the amount of Nexia's investment.

Nexia's real property is also subject to real property taxes. The real property taxes on the real property may increase or decrease as property tax rates change and as the property is assessed or reassessed by taxing authorities. If property taxes increase, Nexia's operations could be adversely affected.

Reports to Security Holders

The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. Should the Company choose to create an annual report, it will contain audited financial statements. The Company will file all of its required information with the Securities and Exchange Commission ("SEC").

The public may read and copy any materials that are filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W.,
Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by the Company with the SEC have been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at: Information is also available on the Nexia website located at: .

ITEM 2.  DESCRIPTION OF PROPERTY

Location and Description

Nexia acquired through its purchase of the former Axia subsidiaries the ownership or leasehold rights to industrial, commercial, warehouse, office, and undeveloped commercial and residential real estate. This acquisition of properties was not limited to any specific geographic area. Regardless of the type of property, future acquisitions will not be limited to any specific geographic area. At the end of 2002, Nexia owned, leased, or had interests in properties in Utah, Kansas, and West Virginia.

Investment Policies

Nexia's policy is to actively pursue the acquisition of real estate for investment income and appreciation in property value. During the past year, Nexia has placed an emphasis on acquiring property which management feels is undervalued. Rather than limiting itself to specific types of real estate, Nexia's policy has been to focus primarily on terms of financing and potential return on capital. Nexia generally looks for properties that can be purchased by assuming the existing financing or by paying the balance of the purchase price with a nominal cash expenditure and/or the issuance of shares of Nexia's common stock.
Nexia has no present intention to invest in first or second mortgages, interests in Real Estate Investment Trusts, or Real Estate Limited Partnerships. However,
Nexia's board of directors is not precluded in the future from considering or participating in such investments.

Nexia currently has no limitations on the percentage of assets which may be invested in any one investment or the type of securities and investments in which it may invest. However, the board of directors in its discretion may set policies without a vote of Nexia's securities holders regarding the percentage of assets which may be invested in any one investment or type of investment.
Nexia's current policy is to evaluate each investment based upon its potential capital return to Nexia on a relatively short term basis. Furthermore, Nexia does not plan to enter into the business of originating, servicing, or warehousing mortgages or deeds of trust except as may be incidental to its primary purpose of acquiring real estate.

There is a risk that Nexia may lose control of its properties through foreclosure if enough funds are not derived from the rental income for both the financing and operation of its properties. Currently, due to expanded acquisition activity and deficiencies in rental income from the properties acquired, Nexia does not have sufficient rental revenues to cover the debt service and operating costs of all properties. Nexia currently has to use capital from other sources to fund this deficit. Although management hopes to increase the occupancy rates, and thus increase the rental income so that such income will cover both operations and debt service, no such assurances can be made.

Description of Real Estate and Operating Data

Below is a list of the properties owned by Nexia and/or its consolidated subsidiaries as of December 31, 2002. Also included are any changes in the ownership status of such properties which have occurred between the end of 2002 and the filing of this Form 10-KSB. All reference to current principal balances of encumbrances against the properties are as of December 31, 2002, only.

Commercial Properties

Nexia's subsidiaries own interests in the five commercial properties described below.

Salt Lake Development, Inc. ("SLD")

SLD, formerly Canton Commercial Carpet Corporation, a 78.67% owned subsidiary of
Nexia, owns a building located at 268 West 400 South in Salt Lake City, Utah, which is currently used as Nexia's headquarters and principal offices. The building is two stories with 14,347 net rentable square feet of office space.
SLD purchased the property on March 6, 1998, by exercising its option to purchase the property through the payment of $418,762. SLD financed the purchase price and borrowed an additional sum of $222,489, which is secured by the property. At December 31, 2002, the outstanding debt on the property was $569,410 with monthly payments of $5,934. SLD is of the opinion that this property is adequately covered by insurance.

Nexia's subsidiary Hudson Consulting Group, Inc. currently occupies approximately 36% of the building. As of April 10, 2003 there are no other tenants currently occupying the building. There is approximately 9,200 square feet of office space currently available for lease as office space. The office space in the building competes for tenants with other available office space in the downtown area of Salt Lake City.




Wasatch Capital Corporation ("Wasatch")

Wasatch, a 76.21% owned subsidiary of Nexia, owns the Wallace-Bennett Building, located at 55-65 West 100 South, Salt Lake City, Utah. The building is a 36,797 square foot, turn-of-the-century multi-story office building. Currently, only the ground level is suitable for rent as retail space. The ground level comprises 7,816 square feet or 21% of the building. During 2001, 1640 square feet of ground floor space having the address of 61-63 West 100 South was renovated for use as an art gallery. Total cost of the renovation was $45,193.86. In January 2002, 3,545 square feet of ground floor space having the address 65 West 100 South was renovated for use as an 2002 Winter Olympic demonstration space for the Greek Ministry of Culture. Total cost of these renovations was $94,473.56. A portion of that space is currently leased to Wasatch CD Exchange a retail outlet for used music compact disks for a monthly rental of $1400.72 for the 1,585 square feet occupied by this tenant. An art studio occupies 840 square feet on the second floor for a monthly rental of $600.

On May 9, 2003, Wasatch refinanced the underlying loan package on the Wallace &
Bennett buildings. The terms of the new loan package provide for a loan in the total amount of $850,000, an interest rate on the loan of 7.5%, with monthly payments of $6,848. The loan has a term of three years, resulting in a due date of May 10, 2006. Of the loan proceeds $202,920 has been set aside for construction or capital improvements to the buildings securing the loan. In the event that direct benefits from improvements to the building cannot be realized from refurbishing the building this amount will be returned to the lender to pay down the existing loan. Wasatch intends to seek a tenant for the one remaining vacant retail space on street level in the buildings, to improve the upper floor space as office space, and increasing the available tenant parking on the site.
The balance due on the prior note on December 31, 2002 was $591,920.

Currently, the ground level is 84% occupied. There are 2,200 square feet available for lease. The additional stories above the ground floor cannot be used until they have been remodeled and rehabilitated. Wasatch has tentative plans to remodel the second level of the east half of the building for use as office space. The cost for the project is estimated to be around $75,000. The rented ground level space is leased to a restaurant (1,719 square feet ground floor, 864 square feet of basement space), a retail store (912 square feet), a CD exchange retail outlet (1585 square feet) and an art gallery (1,640 square feet). The tenants are responsible for all of their own utilities except water and sewer. Tenants also pay their pro-rata share of all other operating expenses as well as maintenance, janitorial services, insurance, and property taxes. The average annual effective rental for the rentable ground level space is $13.55 per square foot.

Downtown Development, Corp. ("DDC") (f.k.a. A-Z South State, Corp.)

DDC, a 99.08% owned subsidiary of Nexia, owns a one story retail building located at 1374 South State Street, Salt Lake City, Utah, which it purchased on
December 1, 1999 for $535,000. An all-inclusive trust deed in the amount of $400,000 was placed on the property requiring monthly payments of $4,231.38 with interest at 9.725% per annum. The balance owing at December 31, 2002 was $390,000. In December of 2002 DDC obtained permanent financing with Community
First National Bank, the loan bears interest at the rate of 7.16% per annum, with monthly payments of $3,061. The building is 7,000 square feet, one story tall, and constructed in the late 1960's. A furniture store currently has a lease for 4,500 square feet leased at $3,800 per month until 2004. There is currently 2,500 square feet of retail space available for lease. DDC has no immediate plans to improve the non-leased space. Total improvements needed in the vacant space are estimated at $25,000. Once the property is improved, the space will be available for rent at a rate of 10.50 per square foot. DDC believes the property is adequately insured. The retail space in the building competes for tenants with other retail space on State Street which is a commercial zone for over one mile in each direction from the property.

Kearns Development Corporation. ("Kearns")

Kearns, a 90.7% owned subsidiary of Nexia, owns one office building located on West Sams Boulevard in Kearns, Utah (a suburb of the Greater Salt Lake area).
The building contains approximately 11,709 total floor space in a single story.
The building was purchased on November 29, 2000 for a total price of $750,000.
The purchase was financed with a $625,000 first mortgage from Brighton Bank with an initial variable rate of 10.97% amortized over 25 years and monthly payments of $5,632, with a balance owing at December 31, 2002 of $615,012. The loan was personally guaranteed by Richard D. Surber, Nexia's President and C.E.O. This property was refinanced subsequent to the end of the year on January 10, 2003, a new mortgage in the sum of $660,000 was obtained from Community First Bank, an interest rate of 7.16% applies to the loan, monthly payments are $5,223 based upon a 20 year amortization with a balloon payment of the remaining balance due on January 10, 2013.

The building is leased to three major tenants occupying 100% of the office space, and generating monthly rentals of $11,173 at an average rate of $11.45 per square foot. Kearns has no present plans to renovate or improve the building. Management believes that the building is adequately insured. The building competes for tenants with other office space in the Kearns area.

West Jordan Real Estate Holdings, Inc. ("West Jordan")

West Jordan, a 88.28% owned subsidiary of Nexia, operates the Glendale Plaza, a retail shopping plaza located at 1199 South Glendale Drive, Salt Lake City,
Utah. West Jordan exercised an option to purchase the shopping plaza on June 22, 2001. The loan on the property was refinanced on June 30, 2002 for a total loan amount of $1,072,500 at the current interest rate of 8%, the loan is due on demand or monthly payments of $12,417 are due each month, as of December 31, 2002 the outstanding balance owed was $950,161. The sum of $69,000 has been set aside by Imperial Bank until such time as certain tenant occupancy goals are met.

The property contains 72,256 square feet of retail space and approximately 77% is subleased to tenants. A national chain retail store occupies 10,080 square feet of the building. They are the only tenant of the Glendale Plaza which occupy more than ten percent of the premises. The Glendale Plaza generates approximately $261,410 in annual rental income as of December, 2002, or approximately $3.63 per square foot. Present plans are to continue to operate the building as a retail shopping plaza and to increase the rental rate.
Property taxes and assessments have been paid in full on the property. West
Jordan is of the opinion that this property is adequately insured.
Nexia and or its subsidiaries anticipates posting shares of common stock to provide additional security or compensation to Mr. Surber for serving as a personal guarantor of real estate loans. The amounts have not been determined at the time of this filing.

Residential Properties

Two of Nexia's subsidiaries own interests in the residential properties described below.

Salt Lake Development, Inc. ("SLD")
SLD, a 78.67% owned subsidiary of Nexia, purchased a two-story 18 unit apartment building, located at 2402 Wall Avenue in Ogden, Utah, on July 23, 1998. The property includes an additional 7,500 square feet of commercial space. The total purchase price was $850,000. SLD put $5,000 down and financed the balance. The
$670,000 balance is being financed by the seller on a promissory note dated July
23, 1998, with payments that are based upon a 20-year amortization with an interest rate of 7% for the first two years, which escalated to 9% beginning with the September 1, 2000 payment with the balance of $577,361 due on March 31, 2004. There is no prepayment penalty. The balance owed at December 31, 2002 was $590,560. The loan is secured by the entire apartment complex excepting the four units mentioned above.

SLD is actively searching for a commercial tenant to occupy the 7,500 square feet of commercial space. SLD is of the opinion that this property is adequately covered by insurance. This facility competes with other rental units in the downtown Ogden area. The building is currently in need of the renovation of it's commercial space; estimated cost for these repairs and renovations are $50,000.
SLD has no current plans for additional renovation of the building. Ongoing maintenance and repairs are carried out as needed.

Hudson Consulting Group, Inc. (Hudson)

Hudson, a 99.08% owned subsidiary of Nexia, owns three condominium units located in close proximity to Brian Head Ski Resort and the surrounding resort town in southern Utah. Hudson has acquired the condominium units for investment purposes and has contracted with a management firm who rents the units on a short-term basis. The first unit is subject to a note with a current principal balance on December 31, 2002 of $26,674 and bearing an interest rate of 9.5% per annum.
Monthly payments on the first unit are $309 with the principal and interest amortized over a period of 17 years. The second unit is subject to a note with a current principal balance at December 31, 2002 of $29,792 and bearing an interest rate of 8.25% per annum. Monthly payments on the second unit are $301.
The third unit is subject to a note with a current principal balance at December
31, 2002 of $35,711 and bearing an interest rate of 8.75% per annum.. Hudson as of the date of this filing was in the process of selling all three of these units.

Hudson also had an option to purchase a fourth condominium in the Brian Head area pursuant to a lease option agreement it executed with Richard Surber, Hudson's president, director and chief executive officer, in August, 1997. Mr.
Surber owns the condominium subject to a note on the property secured by a deed of trust. Hudson leased the condominium for $900 per month, $671 of which is applied to the monthly obligations on the first note. Hudson had an option to purchase the condominium through a payment of $82,100, which was reduced monthly by the extent to which Hudson monthly rental payments decrease the principal balance due on the note. The lease option contained an alternative option price in the event the unit appreciates dramatically during the term of the lease.
Hudson was also required to pay all taxes, condominium fees, maintenance and repair expenses and other charges on the property. Hudson had the right to manage, control and sell the condominium unit during the term of lease, which by agreement of the parties came to an end on March 31, 2003.

Hudson spent $28,000 to renovate these units in summer of 2000 in an effort to increase rental income and Hudson has listed each of the units for sale with a local real estate agent.

Industrial Property

One of Nexia's subsidiaries owns an interest in the industrial property described below.

Canton Tire Recycling West Virginia, Inc. ("CTR")

CTR, a 99.08% owned subsidiary of Nexia, owns the Parkersburg Terminal, located at 516 Camden Street, Parkersburg, West Virginia. The terminal is a former fuel transfer station. The property consists of 4.5 acres on a tributary of the Ohio
River and includes a former oil storage facility and a warehouse with office space. There are no encumbrances on the property. The property has been vacant and unused since its acquisition. CTR is subject to competition in finding tenants or buyers for the property, and there is a substantial likelihood that the property will remain vacant for some time. CTR is of the opinion that this property is adequately covered by insurance. CTR has no present plans to renovate or improve the property and recognized impairment expense of $258,788 during the year ended December 31, 2002.

The West Virginia Division of Environmental Protection filed suit against CTR and Axia Group, Inc. the former parent corporation of CTR, seeking the completion of environmental clean up procedures at the site. CTR believes it has completed all cleanup measures which will be required by the State of West
Virginia, however there can be no assurance that the State of West Virginia will not require additional cleanup on the property. For more information on the suit filed against CTR and Axia and for more information on Parkersburg properties, see "Item 3, Legal Proceedings."

CTR invested approximately $150,000 in environmental cleanup of the site over the course of its ownership of the property. All appropriate reports regarding the cleanup have been filed with regulatory agencies. CTR, the property owner, has not received any additional requests or responses for over eighteen months regarding the property.

Undeveloped Land

Nexia, through its subsidiaries, owns approximately six (6) small parcels of undeveloped raw land in Utah and Kansas. There are currently no plans to develop these properties. If valid offers are received on these parcels, they may be sold. This property has a book value of $195,511.

Insurance

Nexia is of the opinion that each of these properties described above are adequately insured.

ITEM 3.  LEGAL PROCEEDINGS

The following cases may have a material impact on the Company:

Hudson Consulting Group, Inc. v. Technical Ventures, Inc. Suit was filed by
Hudson Consulting Group, Inc. on October 10, 2001 against Technical Ventures,
Inc. in the Third Judicial District Court of Salt Lake County, State of Utah, and assigned civil cause No. 010908909. Hudson has filed suit seeking recovery of fees owed to it arising from an Advisory Agreement entered into in July of 1999. The suit alleges that 575,000 shares of Technical Ventures, Inc. common stock has not been delivered to Hudson as required by the agreement. The
Defendant's have filed an answer and a counter-claim, asserting in their claim that Hudson has failed to provide valuable services, seeking the return of all previously paid compensation and denying any liability for the 575,000 shares sought by Hudson in its claim. Pre-trial discovery is ongoing at the present time. State of West Virginia vs. Canton Tire Recycling West Virginia, Inc.,
Canton Industrial Corporation and CyberAmerica Corporation - Suit was filed on
August 14, 1998 in the Circuit Court of Wood County, Parkersburg, West Virginia as file no. 98 C 354 seeking the completion of clean up procedures for property owned by Canton Tire Recycling West Virginia, located in the city of Parkersburg. The state requested that certain waste material present on the site and any remaining material in the on site storage tanks be removed and that an oil/water separator located on the property be cleaned out. The Company and the State of West Virginia entered into a Consent Decree by which the Company agreed to submit and complete a Remediation and Sampling Work Plan and the payment of $88,000 in fines and penalties ($8,000 has been paid, $20,000 was paid prior to May 31, 2000, similar payments were made in 2001 and 2002 and the final payment is due May 31, 2003.) The work required by the Remediation and Sampling Work
Plan has been completed and submitted to the State. This information included test results indicating that soil contamination testing required by the Plan reported contamination exceeding state guidelines. The nature and cost of further testing or clean-up as a result of that report cannot be determined at this time. No further request for additional work or testing has been received from the State of West Virginia.

Kelly's Coffee Group, Inc. vs. Rollerball International, Inc. Suit was filed on behalf of the Company, in it former name of Kelly's Coffee, against Rollerball
International Inc., a Delaware corporation with its place of business in Los
Angeles, California on November 16, 2000 in the Third Judicial District Court for the County of Salt Lake, State of Utah, civil cause no. 000909340. The case seeks the recovery of damages for the failure of Rollerball to deliver 312,500 shares of the common stock of Rollerball. The Company is alleging a complete failure to perform on the part of Rollerball and seeks recission of the agreement to purchase the shares and the return of the $50,000 purchase price.
The Company further seeks damages under the Utah Uniform Securities Act in the form of treble damages. A Summons and Complaint was served on Rollerball and a response to the suit's allegations was due by Rollerball no later than March 20, 2001. The Company has received a default judgement in the amount of $150,000 and has placed collection of the judgment with a law firm in California, no operations or property belonging to Rollerball have been identified from which collection of the judgment could be realized, other options to collect the judgment are being explored at this time.





Hudson Consulting Group, Inc. v. Chequemate International, Inc., dba C-3D
Digital, Inc.. Suit was filed on November 16, 2000 in the Third Judicial
District Court, for Salt Lake County, State of Utah, Civil No. 000909325. The
Company seeks recovery of its damages as a result of the failure of Chequemate to deliver 75,000 shares of its common stock as provided for in an Advisory
Agreement between the parties dated July 29, 1999. Damages are sought for the highest value of these shares during the period that delivery was not made, in late July of 2000 the shares traded at approximately $2.68 per share. Partial delivery of shares due under the agreement have been received by Hudson in June of 2000 leaving 75,000 shares due and owing. The parties have signed a settlement agreement wherein the defendant agrees to deliver 514,000 shares of its common stock to Hudson and agrees to include these shares in a registration statement. The shares have been received by Hudson and the registration statement, including the shares received by Hudson has been filed with the SEC.
The agreement further provides that in the event the sale of the shares does not generate $90,000 in proceeds that the defendant will issue additional shares to Hudson to cover any shortfall. Upon receipt of the share certificate a notice of dismissal of the lawsuit was filed with the court by Hudson. On January 2, 2003
Hudson filed suit in the Third Judicial District Court, for Salt Lake County,
State of Utah, Civil No. 030900004. This cause of action seeks recovery of the failure of C-3D to honor the terms of the settlement agreement from the prior action, recovery of $63,965.50 is sought for the difference in sales proceeds from the stock delivered under the settlement agreement and the agreed upon settlement figure of $90,000. Defendant's registered agent has been served but no answer has been filed and the court has signed a default judgment as to C-3D.
Attempts to contact officers of C-3D have failed and at present it appears that the company is no longer operating. On May 14, 2003 the court granted a default judgment in the sum of $74,245.50.

Hudson Consulting Group, Inc. v. Ohana Enterprises, Inc., Isaac P. Simmons,
Kathryn A. Christmann, Gerard Nolan, David Cronshaw, Interactive Ideas, Jonathan
Thomas and Phillip Crawford. Suit was filed on March 17, 2003 in the Third
Judicial District Court in and for Salt Lake County, State of Utah, Case No.
030905949. Suit was filed by Hudson to seek payment under an August 27, 2002
Stock Purchase Agreement, wherein the named defendants purchased a controlling interest in a Delaware corporation known as Torchmail Communications, Inc. which changed its name subsequent to the transfer to Ohana Enterprises, Inc. The total sales price was $300,000 of which only the first $100,000 has been paid. The defendants have claimed that Hudson misrepresented the status of Ohana prior to the transfer and are denying any further obligation to make payments. Suit has been filed and attempts are ongoing to resolve the dispute through either the return of control of the corporation or through payment of the outstanding obligation. Six of the defendants have been served and their appearances are due the first week of June. Hudson denies any misrepresentation with regard to the corporation and its status and believes that the claims of the defendants are an attempt to alter the terms of the written agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Electronic Bulletin Board under the symbol, "NXIA.OB". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2001 and
2002 are as follows:
                ------------------------------------------------------------------
                YEAR       QUARTER ENDING                     HIGH        LOW
                ------------------------------------------------------------------
                2001       March 31, 2001                  $0.055       $0.026
                ------------------------------------------------------------------
                           June 30, 2001                   $0.045       $0.021
                ------------------------------------------------------------------
                           September 30, 2001              $0.044       $0.015
                ------------------------------------------------------------------
                           December 31, 2001               $0.120       $0.020
                ------------------------------------------------------------------
                2002       March 31, 2002                  $0.310       $0.040
                ------------------------------------------------------------------
                           June 30, 2002                   $0.065       $0.020
                ------------------------------------------------------------------
                           September 30, 2002              $0.022       $0.006
                ------------------------------------------------------------------
                           December 31, 2002               $0.020       $0.003
                ------------------------------------------------------------------
                2003       March 31, 2003                  $0.015       $0.004
                ------------------------------------------------------------------

As of May 29, 2003, the number of issued and outstanding shares of the Company's common stock was 315,352,760, and the approximate number of holders of record of the Company's common stock was 590. No cash dividends were paid during the fiscal years ending December 31, 2002 and 2001.


Limited Market for Common Stock.

There is currently a limited trading market for our shares of common stock, and there can be no assurance that a more substantial market will ever develop or be maintained. Any market price for shares of common stock of Nexia is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our common stock. Further, there is no correlation between the present limited market price of our common stock and our revenues, book value, assets or other established criteria of value. The present limited quotations of our common stock should not be considered indicative of the actual value of Vector Holdings Corporation or our common stock.

Risks of "Penny Stock".

Nexia Holdings Inc.'s common stock (OTC BB: NXIA) is deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange
Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average sales of less than $6,000,000 for the last three years. Until recently, there had been no "established public market" for our common stock during the last five years. While our stock has traded between $0.31 and $0.004 per share over the past two years, there is no assurance that this price level will continue, as there has thus far been low volume, and our stock may be deemed to be penny stock at any time. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock."

Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stocks to that investor.
This procedure requires the broker/dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker/dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives.
Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

RECENT SALES OF UNREGISTERED SECURITIES

The Company issued no unregistered securities within the period covered by this report which have not been previously reported on Form 10-QSB.

In March of 2003, subsequent to the end of period covered by this report a Stock
Purchase Agreement was entered into between Nexia Holdings, Inc. and Chen Li, an individual resident of San Diego, California, where by Nexia sold to Ms. Li Five
Million (5,000,000) shares of restricted common stock of Nexia as consideration for Ms. Li making a loan in the sum of $30,000 to Nexia's subsidiary corporation, West Jordan Real Estate Holdings, Inc. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The
Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single entity; (2) there was only one offeree who was issued stock; (3) the offeree acquired the stock with investment intent; (4)
there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the issuance of the stock took place directly between the offeree and the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company's plan of operation for the coming year, as discussed above, is to identify and acquire favorable business opportunities as well as manage the acquired subsidiaries and operations in a manner similar to that previously used by Axia Group, Inc.

The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company believes it can meet its cash needs for the foreseeable future from its current assets.

Consulting

Our business model is to provide an expanded scope of financial, business, and investment oriented consulting services to select start-up companies and existing public companies. Specifically, the Company helps client companies by creating a series of infrastructure-based partnerships that take advantage of the Company's expertise in: uncovering private placement funding sources, strategic business planning, SEC registration documentation, transactional document preparation, restructuring capital information, and identifying merger and acquisition opportunities.

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

Revenues from Hudson's financial consulting operations decreased for the year ended December 31, 2002. Nexia recorded $223,387 in revenues for the year ended
December 31, 2002, from its financial consulting operations as compared to $531,145 (94,038 from related parties) for the same period of 2001. This decrease was due to a general slowdown in consulting due to adverse market conditions experienced in the latter part of the year coupled with reductions due to issues relating to company reorganization and restructuring. As the market turns around, Nexia anticipates an increase in consulting activity.

Real Estate Operations

Nexia's objective with respect to its real estate operations is to acquire, through its subsidiaries, properties throughout the country which Nexia's management believes to be undervalued and which a subsidiary is able to acquire through the expenditure of limited amounts of cash. The subsidiaries attempt to acquire such properties by assuming existing favorable financing and paying the balance of the price with nominal cash payments or through the issuance of shares of either Nexia's or the subsidiary's common stock, or some combination of the two. Once such properties are acquired, the subsidiary leases them to primarily commercial tenants. Nexia's real-estate subsidiaries also make limited investments in improvements to the properties with the objective of increasing occupancy and improving cash flows. Nexia believes that with minor improvements and effective management by the subsidiaries, properties can be liquidated at a profit within a relatively short period of time. The Company has incurred losses during the past year from impairment write-downs of property.



Nexia recorded consolidated rental revenues of $915,048 for 2002 as compared to $939,447 for 2001. This decrease was largely attributable to decreases in occupancy rates. During 2002, Nexia continued to take steps to decrease the overall vacancy rate of its consolidated real estate holdings including marketing its holdings to potential tenants through commissioned real estate agents and making cost-effective improvements to the holdings to increase occupancy.

Nexia continues its real estate operations despite the negative cash flow for two reasons. First, Nexia is attempting to eliminate the losses by increasing occupancy and rental income from those properties of the subsidiaries which have a high current vacancy rate. Second, Nexia's subsidiaries purchase real estate primarily for appreciation purposes. Thus, while Nexia seeks to minimize and reverse its real estate cash flow deficit, its goal is to offset such deficit with sufficient cash that will be generated upon property disposition.

Company Operations as a Whole

Revenues

Gross revenues for December 31, 2002 and 2001 were $1,138,435 and $1,470,592 respectively. The decrease in revenues is due to less demand for the Company's consulting services due primarily to the prolonged downturn in the equity markets, as well as a dip in the demand for commercial and office space in the markets where the Company owns property.

Losses

Nexia recorded an operating loss of $3,692,296 at December 31, 2002, as compared to an operating loss of $1,724,624 at December 31, 2001. Nexia recorded a net loss of $3,520,570 for December 31, 2002, compared to a net loss of $1,717,583 for December 31, 2001. Nexia's increased losses are attributable to losses on the sale of securities, substantial permanent markdowns of securities received in payment of services, and operating losses from the real estate properties acquired from Axia.

Nexia feels that it is positioned to take advantage of changing market conditions as a result of changes made in the last year. Nexia anticipates operating at a profit through fiscal 2003. However, there can be no assurance that Nexia will attain profitability or that its can obtain any revenue growth in the future.

Expenses

General and administrative expenses for December 31, 2002 and 2001 were $1,632,381 and $543,486 respectively. The increase in expenses is a direct result of the increases in consulting fees, accounting and audit expenses, bad debt expense, and other general expenses.

Depreciation and amortization expenses for the years ended December 31, 2002 and December 31, 2001 were $187,424 and $176,000, respectively.

Nexia expects expenses as a percent of revenues to remain constant or decrease through 2003 as Nexia steps up its effort to streamline operations and eliminate non-performing assets as well as acquire additional properties and grow its consulting businesses.

Capital Resources and Liquidity

At December 31, 2002, Nexia had current assets of $567,973 and total assets of $5,980,97. Nexia had a net working capital deficit of $1,831,572 at December 31, 2002. The main reason for the working capital deficit is that the mortgages on two of the buildings acquired from Axia become due within the coming year. An additional contributing factor is a substantial decrease in securities available for sale due to write downs and downturns in the market.

Net stockholders' equity in Nexia was $420,316 as of December 31, 2002, compared to $2,422,502 as of December 31, 2001.

Cash flow used in operations was $849,030 for the year ended December 31, 2002, compared to cash flow used in operations of $298,772 for the year ended December
31, 2001. The increase in cash flows used in operating activities for the year ended December 31, 2002, is primarily attributable to the large loss combined with various markdown and impairment items.

Cash flow provided by investing activities was $2,305,049 for the year ended
December 31, 2002, compared to net cash provided by investing activities of $320,537 for the year ended December 31, 2001. Nexia had increased investing cash flow for the year ended December 31, 2002 primarily as a result of the sale of the General Lafayette Inn.

Cash flow used in financing activities was $1,642,541for the year ended December
31, 2002, compared to net cash provided of $139,124 for the year ended December
31, 2001. Nexia had negative financing cash flow for the year ended December 31, 2002, primarily as a result of paying off the mortgage of the General Lafayette
Inn.

Due to Nexia's acquisition of debt service on real estate holdings, willingness to acquire properties with negative cash flow shortages, and acceptance of non-cash assets for consulting services, Nexia experiences occasional cash flow shortages. To satisfy its cash requirements, including the debt service on its real estate holdings, Nexia must periodically raise funds from external sources.
This often involves Nexia conducting exempt offerings of its equity securities.

During the year ended December 31, 2002, Nexia issued a total of 383,333 shares for services.

Ability to Continue as a Going Concern

Nexia's ability to continue as a going concern is in doubt as a result of Nexia having incurred a loss from its operations during the calendar year 2002 and has had losses in prior years as well. Nexia will need to substantially decrease its operating expenses, increase its operating income, and raise significant additional capital, as to which there is no assurance that the objective will be accomplished. In the event that these events do not take place Nexia will in all probability not be able to continue as a going concern in calendar year 2003.

Capital Expenditures

Nexia had capital expenditures of $309,246 during the year ended 2002.

Income Tax Expense (Benefit)

Nexia has an income tax benefit resulting from net operating losses to offset future operating profit of approximately $6,800,000. This is not shown on the balance sheet as a deferred tax asset due to past history of loss years in conjunction with profit years during the previous 10 year period as well as specifics in the GAAP regulations regarding surety of future earnings.

Impact of Inflation

Nexia believes that inflation has had a negligible effect on operations over the past three years. Nexia believes that it can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Known Trends, Events, or Uncertainties

General Real Estate Investment Risks

Nexia's investments are subject to varying degrees of risk generally incident to the ownership of real property. Real estate values and income from Nexia's current properties may be adversely affected by changes in national or local economic conditions and neighborhood characteristics, changes in interest rates and in the availability, cost and terms of mortgage funds, occupancy rates of Nexia's properties, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes and other natural disasters which may result in uninsured losses, acts of war, adverse changes in zoning laws, and other factors which are beyond the control of Nexia.

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

Events Subsequent to End of Fiscal Year

In March of 2003, a Stock Purchase Agreement was entered into between Nexia
Holdings, Inc. and Chen Li, an individual resident of San Diego, California, where by Nexia sold to Ms. Li Five Million (5,000,000) shares of restricted common stock of Nexia in exchange for Mr. Li making a loan in the sum of $30,000 to Nexia's subsidiary corporation, West Jordan Real Estate Holdings, Inc.





On May 9, 2003, Wasatch Capital Corporation ("Wasatch") refinancing the underlying debt on the real estate located in Salt Lake City, Utah. The terms of the new loan package provide for a loan in the total amount of $850,000, an interest rate of 7.5%, with monthly payments of $6,848. The loan has a term of three years, resulting in a due date of May 10, 2006. Of the loan proceeds
$202,920 has been set aside for construction or capital improvements to the buildings securing the loan. In the event that direct benefits from improvements to the building cannot be realized from refurbishing the building, this amount will be returned to the lender to pay down the existing loan.

ITEM 7.  FINANCIAL STATEMENTS

         The Company's financial statements for the fiscal year ended December
31, 2002 are attached hereto as pages F-1 through F-13.




                      [THIS SPACE INTENTIONALLY LEFT BLANK]






















                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

                                 C O N T E N T S


Independent Auditors' Reports................................................ 3

Consolidated Balance Sheet................................................... 5

Consolidated Statements of Operations and Other Comprehensive Income......... 7

Consolidated Statements of Stockholders' Equity.............................. 9

Consolidated Statements of Cash Flows........................................10

Notes to the Consolidated Financial Statements...............................12

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Nexia Holdings, Inc. and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Nexia Holdings, Inc. and Subsidiaries as of December 31, 2002 and the related consolidated statements of operations and other comprehensive income, stockholders' equity and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nexia Holdings, Inc. and Subsidiaries as of December 31, 2002 and the consolidated results of their operations and other comprehensive income, and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated significant losses from operations, has an accumulated deficit of $9,322,642 and has a working capital deficit of $1,831,572 at December 31, 2002, which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
May 27, 2003

                          INDEPENDENT AUDITORS' REPORT




 To the Board of Directors and Stockholders of Diversified Holdings I, Inc., Wichita Development Corporation, Golden Opportunity Development Corporation, Downtown Development Corporation, Wasatch Capital Corporation, and Canton Tire Recycling of West Virginia, Inc. (together "the Company")


We have audited the accompanying combined statement of operations, stockholders' equity, and cash flows of Diversified Holdings I, Inc., Wichita Development Corporation, Golden Opportunity Development Corporation, Downtown Development Corporation, Wasatch Capital Corporation, and Canton Tire Recycling of West Virginia, Inc. (together "the Company") for the year ended December 31, 2001. These financial combined statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined results of operations and cash flows of Diversified Holdings I, Inc., Wichita Development Corporation, Golden Opportunity Development Corporation, Downtown Development Corporation, Wasatch Capital Corporation, and Canton Tire Recycling of West Virginia, Inc. for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying combined financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the combined financial statements, the Company has incurred significant losses, has a significant accumulated deficit, and has a working capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note
2. The combined financial statements do not include any adjustments that might result from the outcome of this uncertainty.




TANNER + CO.
Salt Lake City, Utah
March 26, 2002

                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet


                                     ASSETS
                                                                       December 31, 2002

CURRENT ASSETS

Cash                                                                   $         108,821
Accounts receivable - trade, net of allowance of $40,031                           8,681
Related party accounts receivable                                                  2,930
Notes receivable, net (Note 4)                                                   279,056
Prepaid expenses                                                                  23,500
Marketable securities (Note 6)                                                   144,985
                                                                                 -------

       Total Current Assets                                                      567,973
                                                                       -----------------

FIXED ASSETS (Note 5)

Property and equipment, net                                                    4,283,266
Land                                                                           1,084,529
                                                                       -----------------

Total Fixed Assets                                                             5,367,795
                                                                       -----------------

OTHER ASSETS

    Loan costs, net                                                               45,203
                                                                       -----------------

Total Other Assets                                                                45,203
                                                                       -----------------

TOTAL ASSETS                                                                 $ 5,980,971
                                                                          ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)


                       LIABILTIES AND STOCKHOLDERS' EQUITY

                                                                                                      December 31,
                                                                                                          2002

CURRENT LIABILITIES

Accounts payable                                                                                 $         203,136
Accrued liabilities                                                                                        139,752
Current portion of WVDEP liability (Note 11)                                                                20,000
Unearned rent (Note 1)                                                                                      49,033
Deferred revenue (Note 1)                                                                                   26,451
Deferred gain on sale of subsidiary (Note 12)                                                              121,770
Refundable deposit                                                                                          17,650
Related party payable - Axia (Note 3)                                                                      408,333
Current portion long-term debt (Note 9)                                                                  1,413,420
                                                                                                        ----------

         Total Current Liabilities                                                                       2,399,545
                                                                                                 -----------------

LONG-TERM LIABILITIES

    Long-term debt (Note 9)                                                                              2,700,553
                                                                                                        ----------

Total Long-Term Liabilities                                                                              2,700,553
                                                                                                 -----------------

Total Liabilities                                                                                        5,100,098
                                                                                                 -----------------

MINORITY INTEREST                                                                                          460,557
                                                                                                 -----------------

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value, 50,000,000 shares authorized,
       no shares issued or outstanding                                                                           -
Common stock, $.001 par value, 1,000,000,000 shares authorized,
       310,352,760 shares issued and outstanding                                                           310,353
Additional paid-in capital                                                                               9,647,273
Treasury stock, 7,685,340 shares at cost                                                                 (107,741)
Stock subscription receivable (Note 14)                                                                  (107,800)
Other comprehensive income                                                                                     873
Accumulated deficit                                                                                    (9,322,642)
                                                                                                 -----------------

Total Stockholders'Equity                                                                                  420,316
                                                                                                 -----------------

TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY                                                        $       5,980,971
                                                                                                 =================

           The accompanying notes are an integral part of these
                       consolidated financial statements.
                                        6



                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
      Consolidated Statements of Operations and Other Comprehensive Income



                                                                                       For the Years Ended
                                                                                          December 31,
                                                                             --------------------------------------
                                                                                  2002          2001
                                                                             ---------------    -------------------

REVENUE

Consulting revenue                                                         $         223,387      $         437,107
Consulting revenue - related parties                                                       -                 94,038
Rental revenue                                                                       915,048                939,447
                                                                                     -------           ------------

Total Revenue                                                                      1,138,435              1,470,592
                                                                                ------------          -------------

COST OF REVENUE

Cost associated with consulting revenue                                              631,004                325,431
Cost associated with rental revenue                                                1,242,351                820,632
Interest expense associated with rental revenue                                      398,814                490,372
                                                                                  ----------           ------------

Total Cost of Revenue                                                              2,272,169              1,636,435
                                                                                 -----------          -------------

GROSS MARGIN (DEFICIT)                                                           (1,133,734)              (165,843)
                                                                          ------------------             ----------

EXPENSES

Impairment of long-lived assets                                                      258,788                117,946
Impairment of marketable securities                                                  707,437                745,105
(Gain) loss on sale of marketable securities                                         (40,044)               152,244
Selling, general and administrative expense                                        1,632,381                543,486
                                                                          ------------------      -----------------

          Total Expenses                                                           2,558,562              1,558,781
                                                                          ------------------      -----------------

LOSS FROM OPERATIONS                                                             (3,692,296)            (1,724,624)
                                                                          ------------------        ---------------

OTHER INCOME (EXPENSE)

Interest income                                                                       10,987                104,151
Interest expense                                                                           -               (76,849)
Other (expense) income                                                                56,531               (12,918)
Gain (loss) on disposal of assets                                                      4,159                (6,000)
                                                                          ------------------      -----------------

          Total Other Income (Expense)                                                71,677                  8,384
                                                                          ------------------      -----------------

LOSS BEFORE MINORITY INTEREST AND INCOME TAXES                           $       (3,620,619)      $     (1,716,240)
                                                                          ------------------       ----------------


         The accompanying notes are an integral part of these
                       consolidated financial statements.
                                        7

                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
 Consolidated Statements of Operations and Other Comprehensive Income (Continued)


                                                                                       For the Years Ended
                                                                                          December 31,
                                                                             --------------------------------------
                                                                                  2002         2001
                                                                             ---------------    -------------------

LOSS BEFORE MINORITY INTEREST AND INCOME TAXES                           $       (3,620,619)     $      (1,716,240)

MINORITY INTEREST                                                                    100,049                (1,343)
                                                                                  ----------           ------------

LOSS BEFORE INCOME TAXES                                                         (3,520,570)            (1,717,583)

PROVISION FOR INCOME TAXES                                                                 -                      -
                                                                          ------------------     ------------------

NET LOSS                                                                         (3,520,570)            (1,717,583)
                                                                           -----------------      -----------------

OTHER COMPREHENSIVE INCOME

Change in marketable securities                                                      434,092                 33,183
                                                                          ------------------      -----------------

TOTAL COMPREHENSIVE INCOME                                               $       (3,086,478)         $  (1,684,400)
                                                                          ==================          =============

Net loss per common share, basic and diluted                             $            (0.01)     $           (0.02)
                                                                          ==================      =================

Weighted average common shares outstanding, basic and
diluted                                                                          278,022,545             97,644,147
                                                                                ============          =============

     The accompanying notes are an integral part of these
                       consolidated financial statements.
                                        8




                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity


                                                          Additional                 Stock             Other                   Total
                                     Common Stock            Paid-in    Treasury Subscription Comprehensive Accumulated Stockholders
                               Shares           Amount       Capital       Stock    Receivable Income (Loss) Deficit          Equity
                             -----------  ------------  ------------  ----------  ------------ -------------  -----------  ---------


Balance, December 31, 2000      97,355,647  $   97,356  $  8,334,683  $        -   $         - $   (466,402)$(4,084,489)  $3,881,148

Common stock issued for
 services                          392,384         392         3,608           -             -             -          -        4,000

Common stock issued for
 investments                     3,266,534       3,267       101,495           -             -             -          -      104,762

Common stock issued for
 conversion of related party
 debt                            5,665,815       5,666       141,925           -             -             -          -      147,591

Common stock issued for
 purchase of subsidiary        148,419,620     148,420     (245,034)           -             -             -          -     (96,614)

Adjustment for marketable
 securities                              -           -             -           -             -        33,183          -       33,183

Change in receivable from
 former parent                           -           -        66,015           -             -             -          -       66,015

Net loss for the year ended
 December 31, 2001                       -           -             -           -             -             - (1,717,583) (1,717,583)
                             -------------  ---------- -------------           -             -             -  ----------  ---------
Balance, December 31, 2001     255,100,000     255,101     8,402,692           -                   (433,219) (5,802,072)   2,422,502

Recapitalization                54,869,427      54,869     1,116,664    (91,792)             -             -          -    1,079,741

Purchase of treasury stock               -           -             -    (15,949)             -             -          -     (15,949)

Common stock issued for
 services                          383,333         383        20,117           -             -             -          -       20,500

Sale of common stock by
 Subsidiary                              -           -       107,800           -     (107,800)             -          -            -

Adjustment for marketable
 securities                              -           -             -           -             -       434,092          -      434,092

Net loss for the year ended
 December 31, 2002                       -           -             -           -             -             -(3,520,570)  (3,520,570)
                             -------------  ----------   -------------  --------  ------------  ------------ ----------  -----------

Balance, December 31, 2002     310,352,760  $  310,353 $   9,647,273 $ (107,741) $   (107,800) $        873 (9,322,642)$     430,316
                             =============  ==========        ======     =======  ============  ============  =========      =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                                                         For the Years Ended
                                                                                          December 31,
                                                                             -------------------------------------
                                                                                  2002                  2001
                                                                             -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                                  $   (3,520,570) $      (1,717,583)
         Adjustments to reconcile net loss to net cash
       used in operating activities:
         Loss (gain) from sale of investments                                        (40,044)            152,244
         Loss (gain) from sale of land and real
           property for sale                                                          (4,159)              6,000
         Loss on disposition of property, plant and equipment                               -             24,519
       Impairment of marketable securities                                            707,437            745,105
       Impairment of long-lived assets                                                258,788            117,946
         Change in minority interest                                                (100,049)          (113,897)
         Depreciation and amortization                                                187,424            176,000
         Issued common stock for services                                              20,500                  -
       Bad debt expense                                                               200,895                  -
    Changes in operating assets and liabilities:
         Accounts and notes receivable                                                106,794            339,875
         Prepaid expenses                                                            (22,530)              3,289
       Investment in securities at cost                                                     -            120,000
       Other assets                                                                   371,616           (44,082)
         Accounts payable                                                             173,113              7,207
         Accrued liabilities                                                         (83,213)           (15,883)
       Deferred revenue                                                             (357,806)           (99,512)
       Refundable deposit                                                              17,650                  -
       Related party payable - Axia                                                 1,235,124                  -
                                                                             ------------------  ---------------

             Net Cash Used In Operating Activities                                  (849,030)          (298,772)
                                                                                     --------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES

       Cash received in acquisition of Wichita Development                                  -            188,280
       Proceeds from notes receivable                                                  98,526            404,663
       Proceeds from sale of marketable securities                                     88,772                  -
       Purchase of marketable securities                                              (5,003)          (126,250)
       Proceeds on sale of real property                                            2,332,000              1,500
       Proceeds on sale of subsidiaries                                               100,000                  -
       Purchase of property, plant and equipment                                    (309,246)          (147,656)
                                                                             ------------------  ---------------

       Net Cash Provided By Investing Activities                                    2,305,049            320,537
                                                                             ------------------  ---------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       10



                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)



                                                                                                For the Years Ended
                                                                                          December 31,
                                                                             -------------------------------------
                                                                                  2002                  2001
                                                                             -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

       Principal payments on long-term debt                                  $    (2,012,430)        $(180,645)
       Proceeds from issuance of long-term debt                                       385,838           209,672
       Purchase of treasury stock                                                    (15,949)                 -
       Advances from related parties                                                        -           110,097
                                                                                ------------

Net Cash Provided By (Used In) Financing Activities                               (1,642,541)           139,124
                                                                             ------------------  --------------

 Net Increase (Decrease) In Cash                                                    (186,522)           160,889

CASH, BEGINNING OF YEAR                                                               295,343            134,454
                                                                                    ---------   ----------------

CASH, END OF YEAR                                                            $        108,821   $        295,343
                                                                             ================   ================

SUPPLEMENTAL DISCLOSURE OF INFORMATION

Cash paid during the year for interest                                       $        395,435   $        567,221
Cash paid during the year for income taxes                                   $              -   $              -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for services                                             $         20,500  $           4,000
Vehicle acquired through capital lease                                       $         46,880  $               -
Common stock sold by subsidiary                                              $        107,800  $               -
Common stock issued for investments                                          $              -  $         104,762
Common stock issued for conversion of related party debt                     $              -  $         147,591
Common stock issued for purchase of subsidiary                               $              -  $        (96,614)

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       11




                                       31
                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES

             a. Organization

             Nexia Holdings, Inc. (Nexia or The Company) was incorporated under the laws of the State of Colorado on April 20, 1987 as Metropolitan
             Acquisition Corporation. The name of the Company has changed several times, most recently, to Kelly's Coffee Group, Inc.
             (Kelly's) on April 22, 1994, and finally to Nexia Holdings, Inc. on
             March 15, 2002. Nexia became a development stage company on March
             1, 1998.

             On October 5, 2000, Nexia merged with a Nevada corporation with the same name, effectively changing its state of domicile from Colorado to Nevada and its authorized common stock from 100,000,000 shares with $.001 par value to 1,000,000,000 shares with $.001 par value.

             On February 15, 2002, the Company entered into a Stock Purchase
             Agreement (Agreement) with Axia Group, Inc. (Axia) a related party, pursuant to which the Company issued to Axia 255,100,000 restricted shares of the Company's common stock in exchange for essentially all of the assets and liabilities of Axia. Axia's assets included a portfolio of securities, real estate holdings and publicly reporting shell-companies. The shares issued to Axia equaled approximately 82% of the issued and outstanding shares of the Company after the close of the transaction. Immediately prior to the Agreement, the Company had 55,252,760 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization. Such subsidiaries consist of Diversified Holdings
             I, Inc., Wichita Development Corporation, Golden Opportunity
             Development Corporation, Downtown Development Corporation, Wasatch
             Capital Corporation, and Canton Tire Recycling of West Virginia,
             Inc. (together "The Accounting Acquirer"). The subsidiaries of Axia which were transferred to the Company have been treated as the acquiring entities for accounting purposes and the Company is the surviving entity for legal purposes. The transaction is deemed to be an exchange of assets between entities under common control. The
             President of the Company is also the President of Axia and is also a significant shareholder in many of the subsidiaries which were transferred to the Company. As noted by Interpretation 39, the transfer of net assets or an exchange of shares between entities under common control is excluded from Opinion 16 and should be accounted for at historical cost. There was no adjustment to the carrying value of the assets or liabilities of the transferred subsidiaries, nor was there any adjustment to the carrying value of the net assets or liabilities of the Company. The combined statements of operations and other comprehensive income and cash flows for the year ended December 31, 2001 include only the activity of the accounting acquirer and through February 5, 2002
             (date of agreement) after which the statement of operations reflect the operations of the accounting acquirer and Nexia. The statement of stockholders equity for the year ended December 31, 2001 has been presented to give proportionate effect to the number of shares issued by the Company as applied to the equity transactions of the accounting acquirer.






                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (Continued)

             b. Basis of Consolidation

             Diversified Holdings I, Inc. (DHI), a Nevada corporation and 99% owned subsidiary of the Company, was formed on March 22, 1996. DHI is a holding company which has majority ownership of the following subsidiaries:

 Hudson  Consulting Group, Inc. (Hudson) was incorporated in Nevada on April 16,
1996, as Diversified Holdings XIII, Inc. for the purpose of providing business consulting services. On March 5, 1997, its name was changed to Hudson Consulting
Group, Inc. Hudson is 100% owned by DHI.

             Oasis International Hotel & Casino, Inc. (OIHC), a Nevada corporation, was formed on November 20, 1995 for the purpose of acquiring, owning and managing specific property in Elko County, Nevada. OIHC is 91% owned by DHI and currently has no real estate holdings.

             Canton Industrial Corporation of Salt Lake City (CICSLC), a Utah corporation, was incorporated on September 29, 1993 for the purpose of acquiring, owning and managing a specific property. CICSLC sold the property in December 1998, and currently holds a promissory note from the purchaser, secured by a deed of trust on the property, in the amount of $255,000, bearing interest at 8%, principal and interest due August 10, 2002. CICSLC is 80% owned by DHI and 10% owned by Nexia.

             Golden Opportunity Development Corporation (GODC), was incorporated in Louisiana on May 7, 1997 and redomiciled to Nevada during 2000.
             GODC owned and operated The General Lafayette Inn located in the downtown area of Baton Rouge, Louisiana, and is owned 83% by DHI.
             The General Lafayette Hotel was sold in January 2002.

             Canton's Wild Horse Ranch II, Inc. (CWHRII), was incorporated in
             Arizona on February 3, 1994, for the purpose of acquiring, owning and managing certain unimproved raw land. The land was sold in 1999 and currently CWHRII has minimal assets and is owned 91% by DHI.

             West Jordan Real Estate Holdings, Inc. (WJREH), was formed on June
             7, 1994 in Utah for the purpose of acquiring, owning and managing a specific property. WJREH currently owns a commercially rented retail shopping plaza in Salt Lake City, Utah.
             WJREH is owned 89% by DHI.

             Salt Lake Development, Inc. (SLD), is a Utah corporation formed on
             January 21, 1994 as Canton's Commercial Carpet Corporation. On May
             31, 2001, its name was changed to Salt Lake Development, Inc. SLD owns the building where the Company's office is located, in addition to the New Brigham apartments in Ogden, Utah. SLD is owned
             79% by DHI.





                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (Continued)

             b. Basis for Consolidation (Continued)

             Wasatch Capital Corporation (WCC), a Utah corporation, was incorporated on June 10, 1991. WCC owns a commercially rented building in downtown Salt Lake City and is owned 77% by DH1.

             Canton Tire Recycling of West Virginia, Inc. (CTRWV), was incorporated by the Company on February 25, 1993, in West Virginia, for the purpose of acquiring, owning and managing a specific property. CTRWV holds certain real property in West Virginia valued at $31,380, and is 100% owned by DH1.

             Downtown Development Corporation (Downtown), was incorporated by the Company on November 30, 1999 in Utah as A-Z South State
             Corporation. On August 22, 2001, its name was changed to Downtown
             Development Corporation. Downtown owns a commercially rented building in Salt Lake City, Utah, and is 100% owned DH1.

             In addition to DHI, the Company has majority ownership in the following subsidiaries:

             Wichita Development Corporation (WD) was organized under the laws of the State of Nevada on February 15, 1996 as Cyberbotanical, Inc.
             WD was in development stage until August 30, 2000 at which time it issued 18,400,000 shares of common stock to Kelly's Coffee Group, Inc. for $540,554 and purchased a building in Wichita, Kansas, known as the Board of Trade Center. On October 12, 2000, WD changed its name to Wichita Development Corporation. On October 17, 2001, the Company purchased 18,100,000 shares of restricted stock of Kearns Development Corporation, a majority owned subsidiary of Axia
             Group, Inc. in exchange for issuing 80,000,000 shares of its common stock to Axia Group, Inc. As a result of the transaction, Kearns is an 91% owned subsidiary of WD and WD became a greater than 80 percent owned subsidiary of Axia Group, Inc. when the newly issued shares are combined with the shares already owned by Axia and its subsidiaries. As a result of the transaction, the operations of WD from the October 17, 2001 date of acquisition, to December 31, 2002 and the operations of Kearns for the years ended December 31, 2002 and 2001 are included in the Company's consolidated financial statements.

             Kearns Development Corporation (Kearns), a Nevada corporation, was incorporated February 16, 1996 as Cyber Studio, Inc. On April 4,
             2001, its name was changed to Kearns Development Corporation.
             During 2000, Kearns purchased a commercially rented building in Kearns, Utah. Pursuant to the Wichita Development transaction mentioned above, Kearns is more than 80% owned by Wichita
             Development Corporation. Prior to October 17, 2001, Kearns was owned 86% by DHI.

             Wichita Properties, Inc. (WPI) was organized under the laws of the State of Nevada on October 18, 2001 for the purpose of acquiring, owning and managing certain real property no yet identified and purchased. Currently, WPI has minimal assets and is owned 100% by WD.





                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (Continued)

             b. Basis for Consolidation (Continued)

 At December  31, 2002,  the Company had full or majority  ownership in 14 other companies  including  CyberCosmetics,  Inc.,  CyberBoy,  Inc.,  CyberEye,  Inc.,
CyberFishing,   Inc.,  CyberLead,   Inc.,  CyberLife,   Inc.,  CyberOil,   Inc.,
CyberSkiing,  Inc.,  CyberSoccer,  Inc.,  CyberTennis,   Inc.,CyberTyme,   Inc.,
CyberWholesale,  Inc.,  CSI  Holdings,  Inc.  (formerly  CyberWrestling,  Inc.),
CyberWrite,  Inc. Each of these  companies is inactive with little or no assets, liabilities or operating activities.

             c. Accounting Method

             The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

             d. Compensating Cash Balances

             The Company's subsidiary, Wichita Development Corporation, has entered into a two-year property management agreement for its property located in Wichita, Kansas. Among other items, the agreement requires that there be a $5,000 cash balance at the beginning of each month. The cash account is in the name of the property manager.

             The Company's subsidiary, Kearns Development, has a note payable to a financial institution. The note requires that a $20,000 deposit account be maintained. Subsequent to year-end, the note was refinanced and the deposit was released to the Company.

             The Company's subsidiary, West Jordan Real Estate Holdings, Inc.
             has signed a note payable. As part of the note, WJREH has agreed to deposit $3,750 monthly into a bank account to be used for capital improvements, tenant improvements and leasing commissions. The account balance was $17,540 at December 31, 2002.

             e. Provision for Taxes

             Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.
             Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.




                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (Continued)

             e. Provision for Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31,
2002 and 2001:
                                                                                                       2002
              Deferred tax assets
                  NOL Carryover                                                                 $        2,648,445
                  Capital loss                                                                             661,050
                  Other                                                                                      2,000

              Deferred tax liabilities:                                                                          -

              Valuation allowance                                                                       (3,311,495)
                                                                                                ------------------
              Net deferred tax asset                                                            $                -
                                                                                                ==================

             The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:
                                                                                   2002                2001
----------------------------------------------------------------------------------------------  ------------------

              Book loss                                                     $       (1,394,472) $         (670,000)
              Bad debt                                                                 120,370                   -
              Asset impairments                                                        100,927                   -
              Other                                                                     (2,371)                  -
              Stock for services/option expense                                          8,000                   -
              Valuation allowance                                                    1,167,546             670,000
                                                                            ------------------  ------------------
                                                                            $                -  $                -
                                                                            ==================  ==================

             At December 31, 2002, the Company had net operating loss carryforwards of approximately $6,800,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

             Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.




                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (Continued)

             f. Depreciation

            The Company's property and equipment is depreciated using the straight-line Accounting method over the useful lives shown below for financial reporting purposes.

                                          Asset                                     Useful Life
                                    -----------------                           -----------------

                                    Computers                                          3 years
                                    Equipment and fixtures                       5 to 10 years
                                    Buildings and improvements                  20 to 39 years

             g. Revenue Recognition

             The Company recognizes revenue from its two main sources of revenue as follows:

             Rental Revenue

             Rental revenues are recorded in the period in which they are earned in accordance with rental agreements and lease contracts. Rent payments are typically due by the 1st of each month. Occasionally, the Company will receive rent payments at the end of preceding months for the following months rent. The Company will record these as deferred revenue until such time as the rent has been earned.
             Deferred rental revenue at the December 31, 2002 was $49,033.

             Consulting Revenue

             The Company, through its subsidiaries performs consulting services which consist of financial reporting, business acquisitions, and other public company reporting and support functions. The Company can receive payment for these services in a variety of ways. (1) the Company can be paid in cash; (2) the Company can be paid in restricted securities of the client; (3) the Company can be paid in a combination of cash and restricted securities of the client. The
             Company follows the revenue recognition provisions of SAB 101
             `Revenue Recognition in Financial Statements' and 5 `Recognition and Measurement in Financial Statements of Business Enterprises'.
             These statements require that revenue not be recognized unless collectibilility is reasonably assured with recognition of revenue acceptable only when realizable or when assets received or held are readily convertible into known amounts of cash or claims to cash.

             Accordingly, when the Company is to be paid in cash, the Company will record the revenue on an accrual basis when the services have been performed, the amounts are readily determinable and collection is reasonable assured. In the cases where the Company receives restricted securities from the client as payment, revenue is deferred until such time as the securities are sold, thereby meeting the requirements that the assets received are readily convertible into known amounts of cash. In the cases where the Company receives a combination of cash and restricted securities, the Company will record that cash as revenue as noted previously and will defer the recognition of the revenue from the securities until the securities are sold.




                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (Continued)

                 g. Revenue Recognition (Continued)

             The Company records the securities received from consulting services in accordance with SFAS 115 `Accounting for Certain
             Investments in Debt and Equity Securities'. This standard requires that the Company classify its investments as either trading, available for sale, or held to maturity securities. The Company typically classifies the securities received as payment for the consulting services as available for sale. Any unrealized gains and losses on these securities for which the revenue has been deferred are recorded as adjustments to the deferred revenue account until such time as the security is sold and the Company is able to recognize the revenue from the consulting services. The amount of deferred revenue related to consulting services performed for which the Company received restricted securities at December 31, 2002 was $26,541. This represents the fair value of the portion of the available for sale securities for which revenue had been deferred at December 31, 2002.

             h. Marketable Securities

             The Company follows the provisions of SFAS 115 regarding marketable securities. The Company`s securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

             Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost in investments and other assets. Securities investments not classified as either held-to-maturity or trading securities are classifies as available-for-sale securities. Available-for-sale securities are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a separate component of equity. All marketable securities held by the Company have been classified as available-for-sale securities.

i.       Issuance of Common Stock

             The Company frequently issues shares of its common stock to acquire assets, retire debt and pay for services. When stock is issued for assets, debt or services, the value of the stock, related assets, debt or services is determined by the most readily determinable value, i.e. the value of the common stock issued or the value of the assets, debt or services.





                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (Continued)

             j. Environmental Compliance and Remediation

             The Company determines potential liability on a site by site basis and records a liability when its existence is probable and reasonably estimable. Expenditures that do not have a future economic benefit are expensed as incurred. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized.

             k. Impairment of Long-Lived Assets

             The Company recognizes impairment losses as the difference between historical cost and fair value of the asset, less costs to sell, when management determines that events and circumstances indicate a need to assess impairment, and when that assessment indicates that historical cost materially exceeds fair value, less costs to sell.
             Impairment expense totaled $258,788 and $117,946 for the years ended December 31, 2002 and December 31, 2001, respectively.

                 l. Advertising Expense

             The Company expenses advertising costs as incurred. Advertising expense was $18,311 and $8,532 for the years ended December 31, 2002 and 2001, respectively.

             m.  Basic Loss Per Common Share

             The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

                                                                                     For the Years Ended
                                                                                        December 31,
-------------------------------------------------------------------------------------------------------------------
                                                                                  2002                2001
---------------------------------------------------------------------------------------------  -------------------

                 Numerator - loss                                          $       (3,520,570) $        (1,717,583)

                 Denominator -
                  weighted average shares outstanding                             278,022,545           97,644,000
                                                                           ------------------  -------------------

                 Basic loss per share                                      $            (0.01) $             (0.02)
                                                                           ==================  ===================

             n. Use of Estimates

             The preparation of financial statements in conformity with accounting principles generally accepted in the United Stated of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.




                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (Continued)

             o. Newly Issued Accounting Pronouncements

             New accounting pronouncements that have a current or future potential impact on our financial statements are as follows:

             SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement
             No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and
             64, Amendment of FASB Statement No. 13, and Technical Corrections."
             SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting
             Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt
             Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring
             Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real
             Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for
             Leases: Sale-Leaseback Transactions Involving Real Estate,
             Sales-Type Leases of Real Estate, Definition of the Lease Term, and
             Initial Direct Costs of Direct Financing Leases." Generally, FAS
             145 is effective for transactions occurring after May 15, 2002. The
             Company does not expect that the adoption of SFAS 145 will have a material effect on its financial performance or results of operations.




                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (Continued)

             o. Newly Issued Accounting Pronouncements (Continued)

             SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146,
             "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability
             Recognition for Certain Employee Termination Benefits and Other
             Costs to Exit an Activity (including Certain Costs Incurred in a
             Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF
             No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The Company does not expect that the adoption of SFAS 146 will have a material effect on its financial performance or results of operations.

             SFAS No. 148 -- In December 2002, the FASB issued SFAS No. 148,
             "Accounting for Stock-Based Compensation -- Transition and
             Disclosure"(SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.
             In addition, SFAS 148 amends the disclosure requirements of SFAS
             123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company is currently evaluating the effect that the adoption of SFAS 148 will have on its results of operations and financial condition. The Company does not expect the adoption of this statement to have a material impact on their consolidated financial statements.

             SFAS No. 149 - In April 2003, the FASB issued Statement of
             Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of
             Statement 133 on Derivative Instruments and Hedging Activities", to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components and the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors.
             This statement will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. The statement will be applicable to existing contracts and new contracts relate to forward purchases or sales of when-issued securities or other securities that do not yet exist. The Company does not expect that the adoption of SFAS 149 will have a material effect on the Company's financial statements.




                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (Continued)

             o. Newly Issued Accounting Pronouncements (Continued)

             SFAS No. 150 - In May 2003, the FASB issued Statement of Financial
             Accounting Standards No. 150 ("SFAS 150), "Accounting for Certain
             Financial Instruments with Characteristics of Both Liabilities and
             Equity." This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. The Company does not expect that the adoption of SFAS 150 will have a material effect on the Company's financial statements.

NOTE 2 -     GOING CONCERN

              The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United Stated of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through December 31, 2002 of $9,322,642, and has a working capital deficit of $1,831,572 at December 31, 2002 all of which raise substantial doubt about the Company's ability to continue as a going concern.

              Primarily, revenues have not been sufficient to cover the Company's operating costs. Management's plans to enable the Company to continue as a going concern include the following:

 o Increasing revenues from rental properties by implementing new marketing programs o Making certain improvements to certain rental properties in order to make them more marketable o Reducing negative cash flows by selling rental properties that do not at least break even o Refinancing high interest rate loans o Increasing consulting revenues by focusing on procuring clients that pay for services rendered in cash or highly liquid securities o Reducing expenses through consolidating or disposing of certain subsidiary companies o Raising additional capital through private placements of the Company's common stock

              There can be no assurance that the Company can or will be successful in implementing any of its plans or that they will be successful in enabling the company to continue as a going concern.
              The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 3 - RELATED PARTY TRANSACTIONS

             In August of 1997, Canton Financial Services Corporation (CFSC), a formerly consolidated subsidiary subsequently incorporated into Hudson, executed a lease agreement with the Company's CEO and president pursuant to which he is leasing an interest in a condominium to the Company. The condominium is located in Brian
             Head, Utah, in close proximity to other condominiums owned by the Company's subsidiaries. The lease has a term of five years and expires on August 29, 2003. The lease provides for monthly payments of $900. CFSC has an option to purchase the condominium for $84,814, reduced monthly by a portion of the payment attributable to principal. In the event that the value of the condominium appreciates and Hudson has arranged a sale of the condominium prior to exercise of the option, the option price shall be $84,814 plus
             10% of the amount by which the total sales price exceeds $84,814.

             On December 13, 2000 the Company entered into a Stock Pledge
             Agreement with the Company's CEO and president, whereby the Company obtained his personal guaranty on a new loan in the amount of $625,000, which loan was used to finance the purchase of a building by a consolidated subsidiary of the Company. In exchange, the Company issued 833,333 shares of its common stock. The agreement calls for him to return the shares to the Company at such time as he is released from personal liability for the loan. He has agreed not to sell or transfer the shares, except in the event of a demand for payment under the personal guaranty given to a bank.

             The Company's CEO and president has at various times been appointed to serve as an officer or director for some clients of the Company.
             These appointments have been disclosed to the disinterested members of the board and the approval of the board of directors has been granted in each of these cases. As payment for services provided to these corporations, he has received securities of those corporations, and these transactions have been disclosed to the board of directors in each case. He holds a significant interest in approximately 20 shell companies.

             During 2002, the CEO and president of the Company, received
             1,570,513 shares of Axia, a related party, as additional collateral for the loans he personally guaranteed for the Company's subsidiary. Later in 2002, the Company refinanced the loan and he kept the shares issued to him. The shares have been expensed as loan fees and were valued at $0.26 per share which was the trading price for Axia for a total value of $408,333 and is considered a payable to Axia.




                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 4 - NOTES RECEIVABLE

             Notes receivable consist of the following at December 31, 2002:


                            Notes receivable from an individual, with interest
                            at 8%, due August 10, 2002, secured by the
                            individual's 50% interest in a building                              $         255,000

                            Note receivable from the son of a former significant
                            stockholder  with  interest  at 9%,  due on  demand,
                            secured by marketable securities                                                24,056
                                                                                                 -----------------

                                                                                                 $         279,056


 All amounts are deemed current. At December 31, 2002, one of the two notes is in default. The Company has not taken any legal action as a result of this event.

NOTE 5 - FIXED ASSETS

             Fixed assets consist of the following at December 31, 2002:


                     Buildings and improvements                                                  $       4,811,700
                     Furniture and equipment                                                               154,909
                     Vehicles                                                                               50,530
                     Accumulated depreciation                                                             (733,873)
                                                                                                 -----------------

                                                                                                         4,283,266

                     Land                                                                                1,084,529
                                                                                                 -----------------

                                                                                                 $       5,367,795

              For the years ended December 31, 2002 and 2001, the Company recorded depreciation expense of $187,424 and $176,000, respectively.





                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 6 - INVESTMENT IN MARKETABLE EQUITY SECURITIES

              The following is a summary of the Company's investment in available-for-sale securities as of December 31, 2002:

                                                                           Available-for-Sale
------------------------------------------------------------------------------------------------------------------
                                                               Gross                Gross
                                                            Unrealized           Unrealized            Fair
                                                               Gains               Losses              Value
                                                        ------------------  ------------------  ------------------
                                                                                  2002

              Equity securities - free trading          $             (819) $            1,064  $           30,296
              Equity securities - restricted                        (1,125)                  7             114,689
                                                        ------------------  ------------------  ------------------

                                                                  $ (1,944)            $ 1,071           $ 144,985
                                                                   ========            =======           =========

             Changes in the unrealized gain (loss) on available-for-sale securities during the years ended December 31, 2002 and 2001 reported as a separate component of stockholders' equity are as follows:

                                                                                 For the Years Ended
                                                                                          December 31,
------------------------------------------------------------------------------------------------------------------
                                                                                    2002                2001
----------------------------------------------------------------------------------------------  ------------------

              Beginning balance                                             $          433,219  $          466,402

                Increase in unrealized holding gains (losses)                         (434,092)            (33,183)
                                                                            ------------------  ------------------

              Ending balance                                                $             (873) $          433,219
                                                                            ==================  ==================

NOTE 7 - PREFERRED STOCK

             The Company has authorized up to 50,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock can be issued in various series with varying dividend rates and preferences. At December 31, 2002, there are no issued series or shares of preferred stock.

NOTE 8 - OUTSTANDING STOCK OPTIONS

              The Company applies Accounting Principles Board ("APB") Opinion
              25, "Accounting for Stock Issued to Employees," and related
              Interpretations in accounting for all stock option plans. Under
              APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.




                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 8 - OUTSTANDING STOCK OPTIONS (Continued)

              FASB Statement 123, "Accounting for Stock-Based Compensation"
              ("SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following assumptions used for grants during 2002: dividend yield of zero percent, expected volatility of 335 percent, risk-free interest rate of
              1.74 percent, and expected life of 0.25 years. As a result of applying SFAS No. 123, the Company incurred an expense of $13,776 for services rendered by non-employees, which is included in consulting on the income statement for the year ended December 31, 2002.

              On April 2, 2002, the Board of Directors of the Company adopted
              "The 2002 Benefit Plan of Nexia Holdings, Inc.", under which the
              Company may issue stock, or grant options to employees, consultants, advisors, or other individuals. The total number of shares as to which the Company may issue or grant options under this plan is twenty million (20,000,000). The plan expires on the earlier of the date that is five years from date the plan was adopted or the date on which the twenty millionth share is issued.
              The Company has granted 500,000 shares under this plan.

              In June 2002, the Company granted 500,000 stock options to an outside consultant for services rendered. These options were issued with exercise price of $0.025 per share. These options expired on September 13, 2002 and were unexercised.

              A summary of the status of the Company's stock option plans as of
              December 31, 2002 and changes during the year is presented below:
                                                                                                   Weighted
                                                                                                    Average
                                                                                  Shares        Exercise Price

              Outstanding, December 31, 2001                                -                 $             -

                  Granted                                                   500,000                     0.025
                  Canceled/Expired                                          (500,000)                   0.025
                  Exercised                                                        -                        -
                                                                            ------------------  ----------------

              Outstanding, December 31, 2002                                       -                      $ -
                                                                                  ==                      ===

              Exercisable, December 31, 2002                                       -         $              -
                                                                            ==================  ================








                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 9 - LONG-TERM DEBT

              The Company's long-term debt consists the following:

              Note payable bearing interest at 8%, monthly payments of $12,417, due on demand or in monthly payments through
              July 2012, secured by first trust deed on land and buildings                       $         950,161

              Note payable bearing interest at 9%, monthly payments of $5,632 due July 2004, secured by first trust deed on land and building, guaranteed
              by the Company's president and CEO                                                           615,012

              Mortgage payable bearing interest at 6%, monthly
              payments of  $6,028,  due  March 2004,  secured
              by first trust deed on land and building                                                     590,560

              Mortgage payable bearing interest at 12%, monthly payments of
              $6,172, due July 2004, secured by first
              trust deed on land and building                                                              591,920

              Mortgage payable bearing interest at 7.70%, monthly
              payments of $5,934,  due January  2003,  secured by
              first trust deed on land and building                                                        569,410

              Note payable bearing interest at 7.16%, monthly payments of
              $3,061, due on demand or in monthly payments through December
              2012, secured by deed
              of trust on land and buildings                                                               390,000

              Mortgage payable bearing interest at 10.97%, monthly
              payments of $2,689,  due February  2026,  secured by
              first deed of trust on land and buildings                                                    270,685

              Note payable bearing interest at 6.99%, monthly payments
              of $900, due November 2007, secured by vehicle                                                44,048

              Mortgage payable bearing interest at 8.75%, monthly payments of
              $362, past due, secured by first
              trust deed on land and building                                                               35,711

              Mortgage payable bearing interest at 8.25%, monthly
              payments  of $301,  due  September 2016,  secured by
              first trust deed on building                                                                  29,792

              Mortgage payable bearing interest at 9.50%, monthly payments of
              $309, due April 2015, secured by first
              trust   deed   on   land   and    building                                                    26,674
                                                                                                 -----------------

              Balance Forward                                                                    $       4,113,973
                                                                                                 -----------------




                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 9 - LONG-TERM DEBT (Continued)


                                                                                                        $4,113,973

              Less current portion                                                                     (1,413,420)
                                                                                                 -----------------

                                                                                                   $     2,700,553

              Scheduled principal reductions are as follows:

                                          Year Ending December 31:

                                            2003                                                 $       1,413,420

              2004                                                                               830,399
                                            2005                                                           327,341
                                            2006                                                           340,298
                                            2007                                                           333,899
                                            Thereafter                                                     868,616
                                                                                                      ------------

                                                                                                 $       4,113,973

              At December 31, 2002, the Company is in default on one of its debts. The note holders have not taken any legal action against the Company and the Company's continues to make monthly payments.

NOTE 10- TREASURY STOCK

              The Company accounts for its treasury stock at cost. Treasury stock includes all shares of the Company owned by the Company and its subsidiaries. During the year ended December 31, 2002 the Company purchased 462,000 shares of its common stock. At December
              31, 2002, there were 7,685,340 shares of common stock reflected as treasury stock.

NOTE 11 -      COMMITMENTS AND CONTINGENCIES

               Suit was filed by Hudson Consulting Group, Inc. on October 10,
               2001 against Technical Ventures, Inc. in the Third Judicial
               District Court of Salt Lake County, State of Utah. Hudson has filed suit seeking recovery of fees owed to it arising from an Advisory Agreement entered into in July of 1999. The suit alleges that 575,000 shares of Technical Ventures, Inc. common stock has not been delivered to Hudson as required by the agreement. The
               Defendant's have filed an answer and a counterclaim, asserting in their claim that Hudson has failed to provide valuable services, seeking the return of all previously paid compensation and denying any liability for the 575,000 shares sought by Hudson in its claim. Pre-trial discovery is ongoing at the present time.




                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 11 -      COMMITMENTS AND CONTINGENCIES (Continued)

               Suit was filed on August 14, 1998 in the Circuit Court of Wood
               County, Parkersburg, West Virginia seeking the completion of clean up procedures for property owned by Canton Tire Recycling
               West Virginia, located in the city of Parkersburg. The state requested that certain waste material present on the site and any remaining material in the on site storage tanks be removed and that an oil/water separator located on the property be cleaned out. The Company and the State of West Virginia entered into a Consent Decree by which the Company agreed to submit and complete a Remediation and Sampling Work Plan and the payments of $88,000 in fines and penalties. As of December 31, 2002, the Company had paid $68,000 related to this obligation with the remaining
               $20,000 included in accrued liabilities in the accompanying financial statements. The work required by the Remediation and Sampling Work Plan has been completed and submitted to the State.
               This information included test results indicating that soil contamination testing required by the Plan reported contamination exceeding state guidelines. The nature and cost of further testing or clean-up as a result of that report cannot be determined at this time. No further request for additional work or testing has been received from the State of West Virginia.

               The Company and various subsidiary companies have filed suit seeking recovery of assets and other redress relating to the sale of assets, subsidiary companies or the performance of consulting services. The ultimate outcome of these various actions and their potential impact, if any, on the Company's consolidated financial statements is not presently determinable.

NOTE 12 - SIGNIFICANT EVENTS

               Disposition of Building

               On January 2, 2002, one of the Company's subsidiaries, Golden
               Opportunity Development Corporation (GODC), sold the General
               Lafayette Hotel in Baton Rouge, Louisiana. This hotel represented the only asset of GODC. The sales price was $2,332,000, and the net book value of the hotel and land was $2,327,841. Accordingly, the Company recognized a gain on sale of the assets of $4,159. At the time of the sale, there was a note payable on the property of $1,760,600. The Company paid fees and expenses of $158,762 associated with the sale and received net proceeds of $337,638.




                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 12 - SIGNIFICANT EVENTS (Continued)

               Disposition of Subsidiary

               On August 27, 2002, the Company's subsidiary, Hudson Consulting
               Group, Inc. (Hudson), entered into a Stock Purchase Agreement
               (Agreement) for the sale of its' 79.77% ownership in Torchmail
               Communications, Inc. (Torchmail) to seven unrelated parties. The terms of the sale were that Hudson would transfer its' 79.77% ownership in Torchmail for $300,000. The purchase price was to be paid $100,000 at closing, $100,000 120 days following closing and $100,000 180 days following closing. Payment of the $200,000 due following closing was to be secured by 1,874,601 shares of common stock which was two/thirds of the 79.77% owned by Hudson and by 9,384,543 shares of Torchmail to be issued and sold in a separate transaction. The sale of Torchmail resulted in a gain of $343,102. However, since execution of the Agreement, the Company has only received $100,000 which was paid at closing. The remaining $200,000 has not yet been received and is the subject of litigation. Since the Company does not know the ultimate outcome of the sale, the $200,000 receivable has been offset against the gain on sale for a net gain on sale of $143,102. This gain is being presented as deferred because $200,000 of the purchase price for the transfer of ownership has not been received. At such time as the litigation is resolved, the Company will recognize the resulting net effect of the sale.

NOTE 13 -      SEGMENT INFORMATION

               Using the guidelines set forth in SFAS No. 131, Information
               "Disclosures about Segments of an Enterprise and Related
               Information," Axia Group has identified two reportable segments in which it operates based on the services it provides. The reportable segments are as follows: Real estate operations ("Real
               Estate"), which primarily purchases, sells and rents commercial real estate; and Consulting and other operations ("Consulting and other"), which primarily provides merger and acquisition structuring services and also capital restructuring, general corporate problem solving and shareholder relations services.

               Common overhead costs are included in the Consulting and other segment as other expenses.




                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 13 -      SEGMENT INFORMATION (Continued)

               Beginning in 2001, management began evaluating segment performance based on net income. Prior to 2001, management did not evaluate segment performance.

               The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

               Summarized financial information concerning reportable segments is shown in the following table:
                                                                  For the
                                                        Year
                                                        Ended         Consulting   Real
                                                    December 31,   and Other      Estate           Total
---------------------------------------------------------------- -----------     ---------       ----------

              Revenues                                2002        $        223,387  $     915,048  $     1,138,435
                                                      2001        $        531,145  $     939,447  $    1,470,592

              Cost of revenues                        2002        $      (631,004)  $ (1,242,351) $    (1,873,355)
                                                      2001        $      (325,431)  $   (820,632) $    (1,146,063)

              Expenses                                2002        $    (1,842,012)  $   (824,350) $    (2,666,362)
                                                      2001        $    (1,261,016)  $   (145,010) $    (1,406,026)

              Interest income                         2002        $        10,987   $           -  $        10,987
                                                      2001        $       104,151   $           -  $      104,151

              Interest expense                        2002        $             -   $           -  $             -
                                                      2001        $       (76,849)  $           -  $      (76,849)

              Minority share of loss                  2002        $       100,049   $           -  $       100,049
                                                      2001        $        (1,343)  $           -  $       (1,343)

              Income tax expense (benefit)      2002              $              -  $           -  $             -
                                                      2001        $              -  $           -  $             -

              Net loss applicable to segment    2002              $    (2,091,186)  $ (1,484,384)$     (3,575,570)
                                                      2001        $    (1,048,261)  $   (669,322) $    (1,717,583)

              Total assets
               (net of intercompany accounts)   2002              $        908,152  $   5,072,819 $      5,980,971

              Property and equipment
               acquisitions                           2002        $              -  $     309,246  $       309,246

              Depreciation and amortization     2002              $              -  $     187,424       $ 187,424
                                                      2001        $             -   $     176,000  $       176,000




                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 14 -     STOCK SUBSCRIPTION RECEIVEABLE

              The Company, through its subsidiary GODC, sold 490,000 shares of common stock of GODC to unaffiliated third party investors at $0.22 per share for promissory notes totaling $107,800. This amount has been recorded as a subscription receivable at December
              31, 2002.

NOTE 15 -     SUBSEQUENT EVENTS

              In March of 2003, a Stock Purchase Agreement was entered into between Nexia Holdings, Inc. and Chen Li, an individual resident of San Diego, California, where by Nexia sold to Ms. Li Five
              Million (5,000,000) shares of restricted common stock of Nexia in exchange for Mr. Li making a loan in the sum of $30,000 to Nexia's subsidiary corporation, West Jordan Real Estate Holdings, Inc.

              On May 9, 2003, Wasatch Capital Corporation ("Wasatch") refinancing the underlying debt on the real estate located in Salt
              Lake City, Utah. The terms of the new loan package provide for a loan in the total amount of $850,000, an interest rate of 7.5%, with monthly payments of $6,848. The loan has a term of three years, resulting in a due date of May 10, 2006. Of the loan proceeds $202,920 has been set aside for construction or capital improvements to the buildings securing the loan. In the event that direct benefits from improvements to the building cannot be realized from refurbishing the building, this amount will be returned to the lender to pay down the existing loan.






ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 28, 2003, the Company filed a Form 8K disclosing the dismissal of Tanner + Co. as the Company's independent auditors. (See Form 8-K filed March
28, 2003, and incorporated herein by reference.) That same filing disclosed that the Company had retained HJ & Associates, LLC as the new independent auditors for the Company.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
EXCHANGE ACT

         Name                       Age                       Position(s) and Office(s)
         ----                       ---                       -------------------------
         Richard Surber             30                        President and Director
         Gerald Einhorn             62                        Vice President, Secretary and Director
         Adrienne Bernstein         56                        Director
         John E. Fry, Jr.           68                        Director

Richard D. Surber, 30, graduated from the University of Utah with a Bachelor of Science degree in Finance and then with a Juris Doctorate with an emphasis in corporate law, including securities, taxation, and bankruptcy. He has served as President and Director of the Company since May of 1999. He also serves as an officer and director of the Company's former parent corporation, Axia Group, Inc., (president and director from 1992 to the present). He has been an officer and director of several public companies, including: Elocity Networks Corp., a company unrelated to Nexia (president and director form June 1999 to April 10, 2000); Wichita Development Corporation, owner of an office building in Wichita, Kansas (president and director December 15, 1999 to November, 12, 2001); and
Golden Opportunity Development Corporation ("GODC"), a majority owned subsidiary of Nexia, (president and director from September 1999 to December 19, 2001).
GODC's operations (until January 4, 2002), consisted of operating a 134 room motel in Baton Rouge, Louisiana. Mr. Surber is also the president and a director of several reporting and non-reporting shell companies in which Nexia has ownership interests.

Gerald Einhorn was appointed to the board in June of 2002 as a Director, Vice-President and Secretary of Nexia. He has been employed by Hudson Consulting
Group, Inc. (currently a subsidiary of Nexia) in its legal department since
February 1996 as an attorney working in the areas of real estate, corporate, and securities matters. Prior to that time Mr. Einhorn was self employed for more than 20 years in Long Island, New York as a wholesale distributor of fresh produce and frozen foods to retail and institutional end users. He is a member of the New York Bar and practiced law in New York State for a period of 10 years before entering the food distribution business.

Adrienne Bernstein was appointed to the Board of Directors in June 2002. Ms.
Bernstein had previously been a director of Axia Group, Inc. from 1999 through 2001. From 1988 to 1994, Ms. Bernstein was the Assistant Director of Human
Resources for the Love Stores, a chain of retail health and beauty stores. In this capacity, Ms. Bernstein was responsible for hiring and training all employees and for preparing management and employee seminars. Prior to her position with the Love Stores, Ms. Bernstein served as a Vice President for Leucadia National Corporation, a publicly traded company specializing in finance, insurance, and manufacturing. In this capacity, Ms. Bernstein's primary emphasis involved real estate management and sales activities.

 John E. Fry, Jr. was appointed to the Board of Directors in June 2002. He had served as a director for Axia Group, Inc. for a period of four years ending in June of 2002. He worked for Firestone Tire Company for over 35 years, retiring from a position as a Vice President. He currently works as a business consultant and as a director for various other corporations.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of no person who during the period ended December 31, 2002 was a director, officer, or beneficial owner of more than ten percent of the Common
Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

    Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years
 2002, 2001, and 2000. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Richard Surber, the Company's chief executive officer for the past three years.
                           SUMMARY COMPENSATION TABLE





                                     Annual Compensation                        Long Term Compensation
                                                                           Awards                   Payouts
                                                                  Restricted   Securities
Name and                                          Other Annual    Stock        Underlying   LTIP         All Other
Principal Position   Year    Salary     Bonus     Compensation     Award(s)     Options      payouts   Compensation
                               ($)       ($)           ($)           ($)        SARs(#)        ($)          ($)
------------------- -------- -------- ---------- ---------------- ----------- ------------- ---------- --------------
Richard Surber,        2002     -      $32,248     $48,833(2)              -             -          -              -
President              2001     -         -             -                  -             -          -              -
                       2000     -         -        $100,000(1)             -             -          -              -

  (1) 250,000 shares of common stock, registered pursuant to an S-8 Registration Statement filed with the SEC. On the date Mr. Surber received these shares, they were valued at $100,000; however, Mr. Surber liquidated these shares for only $42,595 in May of 2000.
 (2) During the year 2002, Mr. Surber was paid a salary by Hudson Consulting Group, Inc. acquired as a subsidiary by the Company in February 2002.

                            Compensation of Directors

                    The Company's directors are not currently
                                  compensated.



                      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT





  The following table sets forth certain information concerning the ownership of the Company's common stock as of May 29, 2003, with respect to: (I) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the
    Company as a group. The notes accompanying the information in the table below are necessary for a complete
  understanding                               of the figures provided below. As
                                              of May 29, 2003, there were
                                              315,352,760 shares of common stock
                                              issued and outstanding.

                                                                            AMOUNT & NATURE OF
        TITLE OF              NAME AND ADDRESS OF BENEFICIAL OWNER         BENEFICIAL OWNERSHIP       PERCENT OF
         CLASS                                                                                           CLASS
------------------------- ---------------------------------------------- -------------------------- ----------------
      Common Stock            Richard Surber, President & Director              105,824,605              33.5%
   ($0.001 par value)             268 West 400 South, Suite 306
                                   Salt Lake City, Utah 84101
      Common Stock                      Axia Group, Inc.                         4,013,450              0.013%
   ($0.001 par value)             268 West 400 South ,Suite 300
                                  Salt Lake City, Utah 84101(3)
      Common Stock                 John E. Fry, Jr., Director                   11,289,200              0.036%
   ($0.001 par value)                  3619 Lakeview Road
                                    Carson City, Nevada 89703
      Common Stock                Gerald Einhorn, VP & Director                  2,600,000              0.008%
   ($0.001 par value)               268 West 400 South, #300
                                   Salt Lake City, Utah 84101
      Common Stock                Adrienne Bernstein, Director                   2,956,304              0.009%
   ($0.001 par value)               268 West 400 South, #300
                                   Salt Lake City, Utah 84101
      Common Stock               Wichita Development Corporation                14,331,044              0.045%
   ($0.001 par value)                  268 West 400 South
                                  Salt Lake City, Utah 84101(2)
      Common Stock          Oasis International Hotel & Casino, Inc.             2,654,271              0.008%
   ($0.001 par value)               268 West 400 South, #300
                                   Salt Lake City, Utah 84101
      Common Stock                Hudson Consulting Group, Inc.                   802,693               0.002%
   ($0.001 par value)               268 West 400 South, #300
                                   Salt Lake City, Utah 84101
      Common Stock         Directors and Executive Officers as a Group          122,670,109              38.8%
   ($0.001) par value

(1)   The shares owned by Hudson Consulting Group, Inc., Oasis International Hotel & Casino, Inc., Wichita
Development Corporation and Axia Group, Inc. are attributed beneficially to Richard D. Surber due to his position as an officer and director in each of the said corporations.




(2)  Richard Surber may be deemed a beneficial owner of 105,824,605 shares of the Company's common stock by virtue of his position as an officer and director of Hudson Consulting Group, Inc. (802,693 shares), Axia Group,
Inc. (4,013,450 shares), Wichita Development Corporation (14,331,044 shares) and Oasis International Hotel &
Casino, Inc. (2,654,271 shares). Of the 105,627,531 common shares beneficially owned, Mr. Surber personally owns
84,023,147 shares.
(3) Axia Group, Inc. holds 4,013,438 shares of the Company's common stock as a trustee for Axia shareholders entitled to these shares in the December 2002 distribution by Axia but for which shareholders a valid and current address could not be located.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The related party payable at December 31, 2002 of $408,333 to Axia (See Note 3).

The Company has entered into the following related party transactions:

In August of 1997, Canton Financial Services Corporation (CFSC), a formerly consolidated subsidiary subsequently incorporated into Hudson, executed a lease agreement with the Company's CEO and president pursuant to which he is leasing an interest in a condominium to the Company. The condominium is located in Brian
Head, Utah, in close proximity to other condominiums owned by the Company's subsidiaries. The lease has a term of five years and expires on August 29, 2003.
The lease provides for monthly payments of $900. CFSC has an option to purchase the condominium for $84,814, reduced monthly by a portion of the payment attributable to principal. In the event that the value of the condominium appreciates and Hudson has arranged a sale of the condominium prior to exercise of the option, the option price shall be $84,814 plus 10% of the amount by which the total sales price exceeds $84,814.

The Company has an ongoing consulting agreement with Hudson Consulting Services, Inc., a subsidiary of Nexia, a company with common directors and officers, whereby Nexia reimburses administrative costs on a time and billing basis.
During the year ended December 31, 2001 and the period ended December 31, 2000, the Company paid $15,000 and $1,960 pursuant to the agreement, respectively.


On December 13, 2000 the Company entered into a Stock Pledge Agreement with the
Company's CEO and president, whereby the Company obtained his personal guaranty on a new loan in the amount of $625,000, which loan was used to finance the purchase of a building by a consolidated subsidiary of the Company. In exchange, the Company issued 833,333 shares of its common stock. The agreement calls for him to return the shares to the Company at such time as he is released from personal liability for the loan. He has agreed not to sell or transfer the shares, except in the event of a demand for payment under the personal guaranty given to a bank.

During 2002, the CEO and president of the Company, received 1,570,513 shares of Axia, a related party, as additional collateral for the loans he personally guaranteed for the Company's subsidiary. Later in 2002, the Company refinanced the loan and he kept the shares issued to him. The shares have been expensed as loan fees and were valued at $0.26 per share which was the trading price for Axia for a total value of $408,333 and is considered a payable to Axia.





The Company's CEO and president has at various times been appointed to serve as an officer or director for some clients of the Company. These appointments have been disclosed to the disinterested members of the board and the approval of the board of directors has been granted in each of these cases. As payment for services provided to these corporations, he has received securities of those corporations, and these transactions have been disclosed to the board of directors in each case. He holds a significant interest in approximately 20 shell companies.

In the first quarter of this year, the Company entered into a Stock Purchase
Agreement ("Agreement") with Axia Group, Inc. ("Axia"), pursuant to which the
Company issued to Axia 255,100,000 restricted shares of the Company's common stock in exchange for essentially all of the assets and liabilities of Axia including a portfolio of securities, real estate holdings and publicly reporting shell-companies. The shares issued to Axia equaled approximately 82% of the issued and outstanding shares of the Company after the close of the transaction.
Axia on December 10, 2002 spun-off those 255,100,000 shares of the Company's common stock to Axia's shareholders on a pro rata basis. This transaction was first reported in the Company's Form 8-K filed on February 26, 2002.


The Company has entered into discussions with Richard Surber, the President of the Company, with regard to providing compensation and security to Mr. Surber for acting as a personal guarantor for loans to several of the Company's subsidiaries. The package will most likely consist of common stock issued by the Company and/or other investment securities and cash compensation.

Surber has at various times been appointed to serve as an officer or director for some clients of Nexia. These appointments have been disclosed to the disinterested members of the board and the approval of the board of directors has been granted in each of these cases. As payment for services provided to these corporations, Surber has received securities of those corporations, and these transactions have been disclosed to the board of directors in each case.
Surber holds a significant interest in approximately 14 shell companies. Mr
Surber is licenced to practice law in the State of California and occasionally represents corporate clients on various corporate matters. Mr Surber has disclosed the fact that he on occasion does act as counsel to several companies.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 12 of this Form
        10-KSB, which is incorporated herein by reference.

(b)     Reports on Form 8-K.
        -------------------

(1)      On March 28, 2003, the Company filed a Form 8-K disclosing the dismissal of Tanner+Co. and disclosing the retention of HJ & Associations, LLC. as the new independent auditors for the Company

         (2) On April 4, 2003, the Company filed a Form 8-K announcing that it had abandoned its efforts to acquire Industrial Maintenance and Machine Inc. the subject of a March 5, 2003 press release.







ITEM 14.   CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company.
The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized, this 29 day of May, 2003.

                                                 Nexia Holdings, Inc.



                                                /s/ Richard Surber
                                                 Richard Surber, President, Financial Officer              and
                                                 Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Richard Surber                                              /s/ Gerald Einhorn
Richard D. Surber May 30, 2003                              Gerald Einhorn    May 30,2003
President Chief Executive Officer, Chief Financial          Director
Officer, and Director

/s/ Adrienne Bernstein                                          /s/ John Fry
Adrienne Bernstein         May 30, 2003                     John Fry, Jr.     May 30, 2003
Director                                                    Director







    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard Surber., certify that:

     1.  I have reviewed this annual Report on Form 10-KSB of Nexia Holdings, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

              (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 29, 2003   /s/ Richard surber
                    ----------------------------------------
Richard Surber, Chief Executive and Financial Officer (principal financial and accounting officer)





                                  Exhibit 99.1
                   CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Nexia Holdings, Inc. on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange
Commission on the date hereof, I Richard Surber, Chief Executive and Financial
Officer of Nexia Holdings, Inc. Certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

              (1)the Form 10-KSB fully complies with the requirements of Section
                 13(a) or 15(d) of the Securities Exchange Act of 1934; and

              (2)the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and result of operations of the Company.

                /s/ Richard Surber
              Richard Surber
              Chief Executive and Financial Officer
              May 29, 2003








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

16(i)             *         Letter from Tanner + Co. stating that it has reviewed the disclosures in the Form 8-K and has no objection to the statement made within it (incorporated herein by reference from Form 8-K filed March 28, 2003).

99.1              30        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                            of the Sarbanes-Oxley Act of 2002





* Incorporated by reference from previous filings of the Company.