Form 10QSB
period 2003-03-31
NEXIA HOLDINGS INC
filed 2003-06-20
CIK 833209

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

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



                 268 West 400 South, Salt Lake City, Utah 84101
             -------------------------------------------------------
               (Address of principal executive office) (Zip Code)


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


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of June 13, 2003 was 315,352,760.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.....................................................................................2

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.....................................................................3

ITEM 3 CONTROLS AND PROCEDURES....................................................................................6

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS........................................................................................7

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS................................................................7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................................................8

SIGNATURES........................................................................................................8

INDEX TO EXHIBITS.................................................................................................9












                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]





ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Nexia" refers to Nexia Holdings, Inc., a Nevada corporation, its subsidiary corporations and predecessors unless otherwise indicated. Unaudited, consolidated condensed interim financial statements including a balance sheet for the Nexia for the period ended March 31, 2003, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.


















                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]














                          INDEX TO FINANCIAL STATEMENTS
                                                                                                           PAGE


Consolidated Balance Sheet......................................................................................F-2

Consolidated Statements of Operations...........................................................................F-4

Consolidated Statements of Cash Flows...........................................................................F-5

Notes to Consolidated Financial Statements......................................................................F-6
















                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets



                                                                            March 31,                 December
                                                                               2003                   31, 2002
                                                                       --------------------      ------------------
ASSETS                                                                           (Unaudited)

   Current Assets
      Cash                                                               $           46,282    $            108,821
      Accounts receivable - trade, net of allowance of                                9,974                   8,681
$40,031
      Accounts receivable - related parties                                          24,173                   2,930
      Prepaid expenses                                                               10,949                  23,500
      Notes receivable - current                                                    279,056                 279,056
      Securities available for sale                                                 128,188                 144,985
          Total Current Assets                                                      498,622                 567,973

   Fixed Assets
      Property and equipment, net                                                 4,260,588               4,283,266
      Land                                                                        1,084,529               1,084,529
                                                                       ---  ---------------      ------------------
          Total Fixed Assets                                                      5,345,117               5,367,795

   Other Assets
      Loan Costs, net                                                                86,899                  45,203
          Total Other Assets                                                         86,899                  45,203

TOTAL ASSETS                                                             $        5,930,638    $          5,980,971
                                                                       ===  ===============      ==================


              The accompanying notes are an integral part of these consolidated financial statements







                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (continued)


                                                                                                    December
                                                                        March 31,                     31,
                                                                           2003                       2002
                                                                  ----------------------       ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                          (Unaudited)

LIABILITIES
   Current Liabilities
      Accounts payable                                              $            155,305     $            203,136
      Accrued liabilities                                                        139,219                  139,752
      Unearned rent                                                               33,949                   49,033
      WVDEP liability                                                             20,000                   20,000
      Deferred revenue                                                            44,757                   26,451
      Refundable deposit                                                          19,550                   17,650
      Deferred gain on sale of subsidiary                                        121,770                  121,770
      Related party payable - Axia                                               408,333                  408,333
      Current portion long-term debt                                           2,835,936                1,413,420
          Total Current Liabilities                                            3,778,819                2,399,545

   Long-Term Liabilities
      Notes and mortgages payable                                              1,407,214                2,700,553
          Total Long-Term Liabilities                                          1,407,214                2,700,553

TOTAL LIABILITIES                                                              5,186,033                5,100,098

MINORITY INTEREST                                                                355,766                  460,557

STOCKHOLDERS' EQUITY
      Preferred stock - 20,000,000 shares authorized at $0.001 par, no                 -                        -
shares issued
      Common stock - 1,000,000,000 shares authorized at $0.001 par
         315,352,760 and 310,352,760 shares issued and outstanding;              315,353                  310,353
respectively                                                      ,
      Paid-in capital                                                          9,692,273                9,647,273
      Treasury stock - 7,685,340 shares at cost, respectively                   (107,741)                (107,741)
      Subscriptions to stock offering of subsidiary                             (107,800)                (107,800)
      Unrealized loss on securities available for sale                            10,459                      873
      Accumulated deficit                                                     (9,413,705)              (9,322,642)
TOTAL STOCKHOLDERS' EQUITY                                                       388,839                  420,316
                                                                  --- ------------------       ------------------
TOTAL LIABILITIES AND STOCKHOLDERS'                                 $          5,930,638     $          5,980,971
EQUITY
                                                                  === ==================       ==================

              The accompanying notes are an integral part of these consolidated financial statements






                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                  Three Months Ended
                                                                                       March 31
                                                                             2003                     2002
                                                                     --------------------     --------------------
Revenue                                                                                           (Restated)
     Consulting revenue                                           $                58,203 $                127,920
     Rental revenue                                                               179,241                  317,858
                                                                     --------------------     --------------------
Total Revenue                                                                     237,444                  445,778

Costs of Revenue
     Costs associated with consulting revenue                                      57,091                  283,311
     Costs associated with rental revenue                                         141,230                  197,978
     Interest associated with rental revenue                                      114,123                  116,292
                                                                     --------------------     --------------------
Total Costs of Revenue                                                            312,444                  597,581

Gross Profit
     Gross profit from consulting operations                                        1,112                (155,391)
     Gross profit from real estate operations                                    (76,112)                    3,588
                                                                     --------------------     --------------------
Gross Profit                                                                     (75,000)                (151,803)

Expenses
    General & Administrative Expense                                               18,500                  169,281
     Impairment of marketable securities                                            5,022                   12,369
                                                                     --------------------     --------------------
Total Expenses                                                                     23,522                  181,650

Operating Loss                                                                   (98,522)                (333,453)
                                                                     --------------------     --------------------

Other Income
     Interest Income                                                               2,498                     1,694

     Other income                                                                       -                   28,072
                                                                     --------------------     --------------------
Total Other Income (Expense)                                                       2,498                    29,766
                                                                                   =====
                                                                     --------------------     --------------------

Loss Before Minority Interest                                                    (96,024)                (303,687)

     Minority Interest in (gain) loss                                               4,961                    1,460
                                                                     --------------------     --------------------

Loss before income taxes                                                         (91,063)                (302,227)

     Benefit from (provision for) income taxes                                          -                        -
                                                                     --------------------     --------------------

Net Loss                                                                         (91,063)                (302,227)

Other Comprehensive Income
     Change in Marketable Securities                                                9,586                        -

Total Comprehensive Loss                                          $              (81,477) $              (302,227)

Net Loss Per Common Share, basic and diluted
     Loss before minority interest                                $                (0.00) $                 (0.00)
     Minority interest in loss                                                     (0.00)                   (0.00)
     Net income (loss) per weighted average
     common share outstanding
                                                                  $                (0.00) $                 (0.00)
                                                                     ====================     ====================
     Weighted average shares outstanding - basic & diluted                    311,297,204              128,170,000
                                                                     ====================     ====================

              The accompanying notes are an integral part of these consolidated financial statements





                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31
                                                                                 2003                    2002
                                                                          -------------------      ----------------
Cash Flows From Operating Activities                                                                  (Restated)
    Net Loss                                                             $           (91,063)     $       (302,227)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Loss from sale of investments                                                        -                12,369
       Impairment of marketable securities                                              5,022                     -
       Change in minority interest                                                  (106,335)               (1,457)
       Depreciation & amortization                                                     48,343                56,876
       Issued common stock for services                                                     -               150,850
       Changes in operating assets and liabilities:
          Accounts and notes receivable                                              (22,535)                 2,130
          Prepaid expenses                                                             12,551              (15,939)
          Other assets                                                                  8,304                     -
          Accounts & notes payable                                                   (47,830)                29,379
          Deferred revenue                                                              3,223                     -
          Refundable deposit                                                            1,900                     -
          Accrued liabilities                                                           (535)              (58,525)
                                                                          -------------------      ----------------
Net Cash Used by Operating Activities                                  $            (188,955)   $         (126,544)

Cash Flows From Investing Activities
    Proceeds on sale of securities                                                      3,089                     -
    Purchase of property and equipment                                                (5,850)                     -
    Net cash received in acquisition transaction                                            -               373,065
    Net change in marketable securities                                                     -                27,080
                                                                          -------------------      ----------------
Net Cash Used by Investing Activities                                  $              (2,761)   $           400,145

Cash Flows from Financing Activities
    Proceeds from long term debt                                                      690,000                21,023
    Principal payments on notes and mortgages payable                               (560,823)
    Decrease in amount due from shareholders/ related parties                               -              (18,000)
                                                                          -------------------      ----------------
Net Cash Provided (Used) by Financing Activities                       $              129,177   $             3,023
                                                                          -------------------      ----------------
                                                                                                                  -
Increase (Decrease) in Cash                                                          (62,539)               276,624

Cash at Beginning of Period                                                           108,821                22,279
                                                                          -------------------      ----------------
Cash at End of Period                                                  $               46,282   $           298,903
                                                                          ===================      ================

Supplemental Disclosures
  Interest paid in cash                                                                84,656               107,496
  Income taxes paid in cash                                                                 -                     -


Supplemental Disclosure of Non-Cash Investing and Financing Activities
  Common stock issued for loan costs                                                   50,000                     -
 Office equipment acquired through capital lease                                       19,815                     -







                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002

NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its December
              31, 2002 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2003 are not indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United Stated of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through March 31, 2003 of $9,413,705 and has a working capital deficit of $3,280,197 at March 31, 2003 all of which raise substantial doubt about the Company's ability to continue as a going concern.

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













                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002

NOTE 3 -     MATERIAL EVENTS

              On January 9, 2003, Kearns Development Corporation refinanced the underlying debt associated with certain land and real property.
              The new debt obligation is for $660,000 with an interest rate of 7.16%, is due on demand with monthly installment payments of $5,223 through January 9, 2013 at which time the remaining unpaid balance is due and payable in full. This debt obligation is secured by a first trust deed on the land and building and is personally guaranteed by the president of the Company. Proceeds from this refinancing were used to retire the previous debt associated with the land and real property having an outstanding balance of $615,012 at December 31, 2002.

              On January 30, 2003, West Jordan Real Estate Holdings, Inc.
              entered into a capital lease for a photocopy machine. The lease has a term of 5 years, calls for a $1,056 advance payment with monthly payments of $352 and an option to purchase the photocopy machine for fair market value at the end of the lease. The lease has an outstanding balance of $19,036 at March 31, 2003.

              On March 14, 2003, West Jordan Real Estate Holdings, Inc. executed a promissory note with an unrelated individual to borrow $30,000 to be repaid on or before March 14, 2004. The obligation bears interest at a rate of 4% and is unsecured. In connection with this debt transaction, the Company issued to this individual 5,000,000 shares of the Company's common stock as additional consideration for making the loan. The shares have been valued at fair market value on the date of the transaction, $0.10 per share or $50,000 in total. This amount has been recognized as loan costs and is being amortized over the 12 month life of the loan.

                           NOTE 4 - SUBSEQUENT EVENTS

              On May 21, 2003, suit was filed in the District Court of Sedgwick
              County, Kansas seeking foreclosure on the mortgage of the office building held by Wichita Development. The suit alleges that mortgage payments are delinquent from February 1, 2003 and that the sum of $270,471 is sought to satisfy the mortgage on the building.






             ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

             General

             Nexia had no substantial operations from January 2, 2001 until February 15, 2002. On February 15, 2002, Nexia entered into a Stock
             Purchase Agreement ("Agreement") with Axia Group, Inc. ("Axia"), pursuant to which Nexia issued to Axia 255,100,000 restricted shares of Nexia's common stock in exchange for essentially all of the assets and liabilities of Axia including a portfolio of securities, real estate holdings and publicly reporting shell-companies. Nexia intends to manage the interests acquired from Axia as a result of this transaction in a manner similar to that previously followed by Axia. For more information on this transaction, see the Company's Form 10-KSB filed May 30, 2003.

             Nexia operates in two primary areas of business: Nexia acquires, leases and sells real estate; and, Nexia provides financial consulting services. The following discussion examines Nexia's financial condition as a result of operations for the first quarter, March 31, 2003, and compares those results with the comparable period from last year.

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

             Three properties of Nexia's subsidiaries are currently delinquent in their mortgage payments. Salt Lake Development Corporation, owner of a building located at 268 West 400 South, Salt Lake City,
             Utah 84101 is four months behind on that property's mortgage, the mortgage payment due for the month of June has not yet been made.
             The amount currently due on the building is $21,542. The mortgage on the New Brigham Buildings located in Ogden, Utah is one month behind on its mortgage and has also not yet made its mortgage payment for the month of June, 2003. The amount currently due on this building is $8,056.32. Wichita Development Corporation is behind on its mortgage payments for its office building location in Wichita, Kansas, having failed to make the last four monthly payments and has failed as of the date of filing of this report to have made its June mortgage payments. The amount currently due to bring the payments current is $23,495. Wichita has discussed a forbearance agreement with the mortgage holder on its building and hopes to reach an agreement in the near future to resolve the past due balance. The lender as of May 21, 2003 has filed suit to seek foreclosure on the Wichita property, see Legal Proceedings for more information. Each of these properties has suffered a significant decrease in tenant occupancy since the first of this year.

             Nexia recorded rental revenues of $317,858 for the quarter ended
             March 31, 2002, as compared to $179,241 for the same quarter, 2003.
             The decrease in rental revenues was due to a significant decrease in occupancy rates in the West Jordan and Wichita buildings, as well as the absence of revenue from the occupancy of part of the Wasatch building during the 2002 Winter Olympics.

             Nexia had a loss from real estate operations of $76,112 for the quarter ended March 31, 2003, compared to a gain of $3,588 for the same quarter, 2002. This is attributable primarily to the decrease in occupancy.

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

             Nexia's consulting subsidiary generates revenues through consulting fees payable in the client's equity securities, cash, other assets or some combination of the three. The primary form of compensation received is the equity securities of clients. When payment is made in the form of equity, the number of shares to be paid is usually dependent upon the price of the client's common stock (if such price is available) and the extent of consulting services provided.
             When stock is received as payment it is booked as deferred revenue at its currently quoted market value. After the stock is sold, it is then booked as revenue along with an accompanying gain or loss on the sale.

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

             Nexia's portfolio consists primarily of restricted and unrestricted shares of common stock in micro to small cap publicly traded companies. This portfolio currently consists of shares of common stock in over 25 different companies whose operations range from that of high-tech to oil and gas companies. The Company's ownership in the above publicly traded companies is less than 20% and thus accounts for them as investments available for sale at the lower of cost or market. Nonetheless, Nexia's portfolio is considered extremely volatile.

             Revenues from Nexia's financial consulting operations decreased for the quarter ended March 31, 2003, as compared to the same quarter in 2002. Nexia recorded $58,203 in revenues for the quarter ended
             March 31, 2003, from its financial consulting operations as compared to $127,920 for the same period of 2002. This decrease in financial operations revenues was due to a lack of demand for the Company's consulting services due to the prolonged downturn of the economy. Notwithstanding the decrease in revenues, Nexia experienced a gain from consulting operations of $1,112 as compared to a loss of $155,391 for the quarter ended March 31, 2003 due to efforts to reduce costs. Nexia is further reducing costs and stepping up its efforts to attract more clients by further utilizing its current resources.

             Company Operations as a Whole

             Revenues

             Gross revenues for the three month period ended March 31, 2003, were $237,444 as compared to $445,778 for the same period in 2002.
             The decrease in revenues of $208,334 is due to the issues stated above and specifically includes a $69,717 decrease in consulting revenues, and a $138,617 decrease from rental revenues.






             Losses
             Nexia recorded an operating loss of $98,522 for the three months ended March 31, 2003, compared to a loss of $333,453 for the comparable period in the year 2002. Nexia's decrease in operating loss for the three month period ended March 31, 2003, as compared to the same period in 2002, was due to cost cutting efforts enacted throughout the past several months.

             Nexia recorded a net loss of $91,063 for the three months ended
             March 31, 2003, as compared to a net loss of $302,227 for the same period in the previous year.

             Nexia does not expect to operate at a profit through fiscal 2003.
             Since Nexia's activities are closely tied to the securities markets and the ability to operate its real estate properties at a profit, future profitability or its revenue growth tends to follow changes in the securities and real estate market place. There can be no guarantee that profitability or revenue growth can be realized in the future.

             Expenses

             General and administrative expenses for the three months ended
             March 31, 2003, were $18,500 compared to $169,281 for the same period in 2002.

             Depreciation and amortization expenses for the three months ended
             March 31, 2003, and March 31, 2002, were $48,343 and $56,874, respectively. The decrease was due primarily to the permanent impairment of one of the company's properties for the year ended
             December 31, 2002, which therefore caused a significant decrease in its depreciable base.

             Capital Resources and Liquidity

             On March 31, 2003, Nexia had current assets of $498,622 and
             $5,930,638 in total assets compared to $567,973 of current assets and $5,980,971 in total assets at the year ended December 31, 2002.
             Nexia has a net working capital deficit of $3,280,197 at March 31, 2003 compared to a working capital deficit of $1,831,572 at year end December 31, 2002. The working capital deficit is due primarily to mortgages which will or may come due in the next twelve months due to call provisions present in mortgages which have recently been refinanced.

             Total stockholders' equity in Nexia was $388,839 as of March 31, 2003, compared to $420,316 at year end December 31, 2002.

             Net cash used in operating activities was $188,955 for the three months ended March 31, 2003, compared to cash flow used in operating activities of $126,544 for the three months ended March
             31, 2002.

             Cash used in investing activities was $2,761 for the three months ended March 31, 2003, compared to cash flow provided by investing activities of $400,145 for the same period in 2002. The decrease is due to the net cash received in the acquisition transaction with Axia during the 2002.

             Cash provided by financing activities was $129,177 for the three months ended March 31, 2003, compared to cash flows provided by financing activities of $3,023 for the three months ended March 31, 2002.

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

             ITEM 3  CONTROLS AND PROCEDURES

             Nexia's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for Nexia. The Certifying Officer has concluded
             (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of Nexia's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of
             1934) are effective. No significant changes were made in Nexia's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, Nexia has no segregation of duties related to internal controls.


                            PART II-OTHER INFORMATION

             ITEM 1.    LEGAL PROCEEDINGS

             Since the filing of Nexia's 10-KSB for the period ended December
             31, 2002 no material changes have occurred to the legal proceedings reported therein, except as noted below. For more information please see Nexia's Form 10-KSB for the year ended December 31, 2002, filed May 30, 2003.

             Hudson Consulting Group, Inc. v. Ohana Enterprises, Inc., Isaac P.
             Simmons, Kathryn A. Christmann, Gerard Nolan, David Cronshaw,
             Interactive Ideas, Jonathan Thomas and Phillip Crawford. Suit was filed on March 17, 2003 in the Third Judicial District Court in and for Salt Lake County, State of Utah, Case No. 030905949. Suit was filed by Hudson to seek payment under an August 27, 2002 Stock
             Purchase Agreement, wherein the named defendants purchased a controlling interest in a Delaware corporation known as Torchmail
             Communications, Inc. which changed its name subsequent to the transfer to Ohana Enterprises, Inc. The total sales price was $300,000 of which only the first $100,000 has been paid. The defendants have claimed that Hudson misrepresented the status of Ohana prior to the transfer and are denying any further obligation to make payments. Suit has been filed and attempts are ongoing to resolve the dispute through either the return of control of the corporation or through payment of the outstanding obligation. Six of the defendants have made an appearance in case filing a counterclaim and naming Axia Group, Inc., Richard Surber, Ed
             Haidenthaller and Rurairidh Campbell as third party defendants.
             Hudson denies any misrepresentation with regard to the corporation and its status and believes that the claims of the defendants are an attempt to alter the terms of the written agreement.

             Subsequent to end of the quarter being reported herein the following matter was filed.

             Interbay Funding, LLC v. Wichita Development Corporation and
             Richard D. Surber. Suit was filed on May 21, 2003 in the District
             Court of Sedgwick County, Kansas, Case No. 03CV2074. Suit has been filed seeking to foreclose on the mortgage held by Interbay Funding on the office building operated by Wichita Development in Wichita
             Kansas. The suit alleges that mortgage payments are delinquent as of and from February 1, 2002 and that the sum of $270,470.57 is sought to satisfy the outstanding mortgage on the building. The complaint was served on Mr. Surber on June 4, 2003 and management has not determined the responses that will be filed to the claim nor retained counsel in Kansas to represent Wichita's interests in the matter.


             ITEM 2.    RECENT SALES OF UNREGISTERED SECURITIES

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

             (b)        Reports on Form 8-K   During the period covered by this report, Nexia filed 1 Form 8-K report.
                        -------------------

               1)       On March 28, 2003, the Company filed a Form 8-K disclosing the dismissal of
                        Tanner+Co. and disclosing the retention of HJ & Associates, LLC. as the new independent auditors for the Company

             Subsequent to the end of the period covered by this report Nexia filed 1 Form 8-K report.

               (2) On April 4, 2003, the Company filed a Form 8-K announcing that it had abandoned its efforts to acquire
                        Industrial Maintenance and Machine Inc., the subject of a March 5, 2003 press release.

                                                           SIGNATURES

             In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of June, 2003.



             Nexia Holdings, Inc.




                /s/ Richard Surber
             Richard Surber, President and Director






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
                                                  Commission on September 16,
                                                  1988 ).

             Material Contracts


             99.1               11                CERTIFICATION PURSUANT TO 18 U.S.C.ss.1350 AS
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











                            CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                                          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

             I, Richard Surber, certify that:

                  1.  I have reviewed this quarterly Report on Form 10-QSB of Nexia Holdings, Inc.;

                  2. Based on my knowledge, this aquarterly report does not
             contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

                  6. The registrant's other certifying officers and I have
             indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

             Date: June 19, 2003   /s/ Richard Surber
                                  ----------------------------------------
             Richard Surber, Chief Executive and Financial Officer (principal financial and accounting officer)





             Exhibit 99.1
                                            CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350
                                                     AS ADOPTED PURSUANT TO
                                          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

             In connection with the Quarterly Report of Nexia Holdings, Inc. on
             Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, I Richard
             Surber, Chief Executive and Financial Officer of Nexia Holdings,
             Inc. Certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
             Section 906 of the Sarbanes- Oxley Act of 2002, that, to the best of my knowledge and belief:

               (1)      the Form 10-QSB fully complies with the requirements of Section 13(a) or 15(d)
                        of the Securities Exchange Act of 1934; and

               (2) the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and result of operations of the Company.

                /s/ Richard Surber
               Richard Surber
               Chief Executive and Financial Officer
               June 19, 2003

