Form 10QSB/A
period 2003-03-31
NEXIA HOLDINGS INC
filed 2003-07-14
CIK 833209

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


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of July 14, 2003 was 315,352,760.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS................................................2

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS................................3

ITEM 3.  CONTROLS AND PROCEDURES.............................................6

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...................................................7

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...........................7

ITEM 5.  OTHER INFORMATION...................................................7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................8

SIGNATURES...................................................................8

INDEX TO EXHIBITS............................................................9












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


















                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY.]

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                           PAGE


Consolidated Balance Sheets.................................................F-2

Consolidated Statements of Operations.......................................F-4

Consolidated Statements of Cash Flows.......................................F-5

Notes to Consolidated Financial Statements..................................F-6

                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets



                                                                              March 31,                December 31,
                                                                                 2003                      2002
                                                                         --------------------       ------------------
ASSETS                                                                             (Unaudited)

   Current Assets
      Cash                                                                  $          46,282    $             108,821
      Accounts receivable - trade, net of allowance of $40,031                          9,974                    8,681
      Accounts receivable - related parties                                            24,173                    2,930
      Prepaid expenses                                                                 10,949                   23,500
      Notes receivable - current                                                      279,056                  279,056
      Securities available for sale                                                   128,188                  144,985
                                                                         ----
          Total Current Assets                                                        498,622                  567,973
                                                                         ---- ---------------       ------------------

   Fixed Assets
      Property and equipment, net                                                   4,260,588                4,283,266
      Land                                                                          1,084,529                1,084,529
                                                                         ---- ---------------       ------------------
          Total Fixed Assets                                                        5,345,117                5,367,795
                                                                         ---- ---------------       ------------------

   Other Assets
      Loan Costs, net                                                                  86,899                   45,203
          Total Other Assets                                                           86,899                   45,203
                                                                         ---- ---------------       ------------------

TOTAL ASSETS                                                                $       5,930,638    $           5,980,971
                                                                         ==== ===============       ==================


              The accompanying notes are an integral part of these consolidated financial statements








                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (continued)


                                                                        March 31,                 December 31,
                                                                           2003                       2002
                                                                  ----------------------       -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                          (Unaudited)

LIABILITIES
   Current Liabilities
      Accounts payable                                              $            155,305     $             203,136
      Accrued liabilities                                                        139,219                   139,752
      Unearned rent                                                               33,949                    49,033
      WVDEP liability                                                             20,000                    20,000
      Deferred revenue                                                            44,757                    26,451
      Refundable deposit                                                          19,550                    17,650
      Deferred gain on sale of subsidiary                                        121,770                   121,770
      Related party payable - Axia                                               408,333                   408,333
      Current portion long-term debt                                           2,835,936                 1,413,420
          Total Current Liabilities                                            3,778,819                 2,399,545
                                                                  --- ------------------       -------------------

   Long-Term Liabilities
      Notes and mortgages payable                                              1,407,214                 2,700,553
          Total Long-Term Liabilities                                          1,407,214                 2,700,553
                                                                  --- ------------------       -------------------

TOTAL LIABILITIES                                                              5,186,033                 5,100,098
                                                                  --- ------------------       -------------------

MINORITY INTEREST                                                                355,766                   460,557

STOCKHOLDERS' EQUITY
      Preferred stock - 20,000,000 shares authorized at $0.001 par, no                 -                         -
                                     shares issued
      Common stock - 1,000,000,000 shares authorized at $0.001 par
         315,352,760 and 310,352,760 shares issued and outstanding;              315,353                   310,353
respectively                                                      ,
      Paid-in capital                                                          9,692,273                 9,647,273
      Treasury stock - 22,198,540 and 7,685,340 shares at cost,                 (107,741)                 (107,741)
                                      respectively
      Subscriptions to stock offering of subsidiary                             (107,800)                 (107,800)
      Unrealized loss on securities available for sale                            10,459                       873
      Accumulated deficit                                                     (9,413,705)               (9,322,642)
TOTAL STOCKHOLDERS' EQUITY                                                       388,839                   420,316
                                                                  --- ------------------       -------------------
TOTAL LIABILITIES AND STOCKHOLDERS'                                 $          5,930,638     $           5,980,971
EQUITY
                                                                  === ==================       ===================

                 The accompanying notes are an integral part of
                     these consolidated financial statements







                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                     Three Months Ended
                                                                                          March 31
                                                                                 2003                  2002
                                                                           ----------------     ------------------
Revenue                                                                                             (Restated)
     Consulting revenue                                                $             58,203 $               79,725
     Rental revenue                                                                 179,241                317,858
                                                                           ----------------     ------------------
Total Revenue                                                                       237,444                397,583

Costs of Revenue
     Costs associated with consulting revenue                                        57,091                167,980
     Costs associated with rental revenue                                           141,230                203,378
     Interest associated with rental revenue                                        114,123                116,292
                                                                           ----------------     ------------------
Total Costs of Revenue                                                              312,444                487,650

Gross Profit
     Gross profit from consulting operations                                          1,112               (88,255)
     Gross profit from real estate operations                                      (76,112)                (1,812)
                                                                           ----------------     ------------------
Gross Profit                                                                       (75,000)               (90,067)

Expenses
    General & administrative expense                                                 18,500                102,356
     Impairment of marketable securities                                              5,022                      -
                                                                           ----------------     ------------------
Total Expenses                                                                       23,522                102,356

Operating Loss                                                                     (98,522)              (192,423)
                                                                           ----------------     ------------------

Other Income
     Interest and dividend income                                                     2,498                    126

     Interest expense                                                                     -                (2,960)
     Gain (loss) on sale of property and equipment                                        -              (100,701)
     Gain (loss) on sale of marketable securities                                         -               (94,059)
     Other income                                                                         -                  6,132
                                                                           ----------------     ------------------
Total Other Income (Expense)                                                          2,498              (191,462)



Loss Before Minority Interest                                                      (96,024)              (383,885)

     Minority Interest in (gain) loss                                                 4,961                 60,059
                                                                           ----------------     ------------------

Net Loss                                                               $           (91,063) $            (323,826)
                                                                           ----------------     ------------------

Other Comprehensive Income
     Change in Marketable Securities                                                  9,586                      -
                                                                           ----------------     ------------------

Total Comprehensive Loss                                               $           (81,477) $            (323,826)
                                                                           ================     ==================

Net Loss Per Common Share, basic and diluted
     Loss before minority interest                                     $             (0.00) $               (0.00)
     Minority interest in loss                                                       (0.00)                 (0.00)
                                                                      ---  ----------------     ------------------
     Net loss per weighted average
     common share outstanding
                                                                       $             (0.00) $               (0.00)
                                                                           ================     ==================
     Weighted average shares outstanding - basic & diluted                      289,098,664            128,170,000
                                                                           ================     ==================

              The accompanying notes are an integral part of these consolidated financial statements





                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31
                                                                                      2003                2002
                                                                                 ---------------     --------------
Cash Flows From Operating Activities                                                                   (Restated)
    Net Loss                                                                    $       (91,063)    $     (323,826)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Loss from sale of investments                                                           -             94,059
       Loss from sale of property and equipment                                                             100,701
       Impairment of marketable securities                                                 5,022                  -
       Change in minority interest                                                     (106,335)             60,059
       Depreciation                                                                       48,343             56,875
       Issued common stock for services                                                        -             20,000
       Changes in operating assets and liabilities:
          Accounts and notes receivable                                                 (22,535)          (107,222)
          Related party receivables                                                            -             15,137
          Prepaid expenses                                                                12,551             35,093
          Other assets                                                                     8,304                  -
          Accounts & notes payable                                                      (47,830)             26,439
          Deferred revenue                                                                 3,223                  -
          Refundable deposit                                                               1,900                  -
          Accrued liabilities                                                              (535)          (135,105)
                                                                                 ---------------     --------------
Net Cash Used by Operating Activities                                                  (188,955)          (157,790)
                                                                                                                  -
Cash Flows From Investing Activities
    Proceeds on sale of securities                                                         3,089            112,364
    Purchase of property and equipment                                                   (5,850)          (166,606)
    Proceeds from sale of property and equipment                                               -            391,539
    Net cash received in acquisition transaction                                               -             18,545
    Issuance of notes receivable                                                               -          (117,082)
    Purchase of marketable securities                                                          -           (56,592)
                                                                                 ---------------     --------------
Net Cash Used by Investing Activities                                                    (2,761)            182,168
                                                                                                                  -
Cash Flows from Financing Activities
    Proceeds from long term debt                                                         690,000                  -
    Principal payments on notes and mortgages payable                                  (560,823)                  -
    Increase (reduction) in long-term debt                                                     -           (20,818)
                                                                                 ---------------     --------------
Net Cash Provided (Used) by Financing Activities                                         129,177           (20,818)
                                                                                 ---------------     --------------
                                                                                                                  -
Increase (Decrease) in Cash                                                             (62,539)              3,560

Cash at Beginning of Period                                                              108,821            295,343
                                                                                 ---------------     --------------
Cash at End of Period                                                          $          46,282   $        298,903
                                                                                 ===============     ==============

Supplemental Disclosures
  Interest paid in cash                                                        $          84,656   $        107,496
  Income taxes paid in cash                                                    $               -  $               -

Supplemental Disclosure of Non-Cash Investing and Financing Activities
  Common stock issued for loan costs                                           $          50,000   $              -
 Office equipment acquired through capital lease                               $          19,815  $               -

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

              On March 14, 2003, West Jordan Real Estate Holdings, Inc. executed a promissory note with an unrelated individual to borrow $30,000 to be repaid on or before March 14, 2004. The obligation bears interest at a rate of 4% and is unsecured. In connection with this debt transaction, the Company issued to this individual 5,000,000 shares of the Company's common stock as additional consideration for making the loan. The shares have been valued at fair market value on the date of the transaction, $0.01 per share or $50,000 in total. This amount has been recognized as loan costs and is being amortized over the 12 month life of the loan.

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




























NOTE 5 - RESTATEMENT OF PRIOR PERIOD RESULTS

              The amounts reflected in the statement of operations and statement of cash flows for the period ended March 31, 2002 have been restated to account for the merger transaction between Nexia and Axia that occurred on February 28, 2002, as a reverse acquisition.
              The transaction was previously accounted for as a merger between entities under common control. As such, the operations and cash flows previously included those of Nexia for the three months ended March 31, 2002 and those of the acquired entities
              (Diversified Holdings I, Wichita Development Corporation, Wasatch
              Capital Corporation, Downtown Development Corporation, Golden
              Opportunity Development Corporation, and Canton Tire Recycling of
              West Virginia, Inc.) from the date of the acquisition, February
              28, 2002, through March 31, 2002. The restated amounts, accounting for the transaction as a reverse merger, reflect the operations and cash flows of the accounting acquirer (Diversified Holdings I, Wichita Development Corporation, Wasatch Capital Corporation,
              Downtown Development Corporation, Golden Opportunity Development
              Corporation, and Canton Tire Recycling of West Virginia, Inc.) for the three months ended March 31, 2002 and those of Nexia from the date of acquisition, February 28, 2002, through March 31, 2002.
              The table below reflects the change in revenues, net loss, and net loss per share due to this restatement.

                                            Three Months Ended March 31, 2002
                                    (Restated)                                  (Originally Reported)

              Revenues                      $   397,583                         $  119,099
              Net loss                      $ (323,826)                         $(305,222)
              Net loss per share            $     (.00)                         $    (.00)





ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

General

Nexia had no substantial operations from January 2, 2001 until February 15, 2002. On February 15, 2002, Nexia entered into a Stock Purchase Agreement
("Agreement") with Axia Group, Inc. ("Axia"), pursuant to which Nexia issued to Axia 255,100,000 restricted shares of Nexia's common stock in exchange for essentially all of the assets and liabilities of Axia including a portfolio of securities, real estate holdings and publicly reporting shell- companies. Nexia intends to manage the interests acquired from Axia as a result of this transaction in a manner similar to that previously followed by Axia. For more information on this transaction, see the Company's Form 10- KSB filed May 30, 2003.

Nexia operates in two primary areas of business: Nexia acquires, leases and sells real estate; and, Nexia provides financial consulting services. The following discussion examines Nexia's financial condition as a result of operations for the first quarter, March 31, 2003, and compares those results with the comparable period from last year.

The amounts reflected in the statement of operations and statement of cash flows for the period ended March 31, 2002 have been restated to account for the merger transaction between Nexia and Axia that occurred on February 28, 2002, as a reverse acquisition, see footnote 5 to the consolidated financial statements.

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

Three properties of Nexia's subsidiaries are currently delinquent in their mortgage payments. Salt Lake Development Corporation, owner of a building located at 268 West 400 South, Salt Lake City, Utah 84101 is four months behind on that property's mortgage, the mortgage payment due for the month of June has not yet been made. The amount currently due on the building is $21,542. The mortgage on the New Brigham Buildings located in Ogden, Utah is one month behind on its mortgage and has also not yet made its mortgage payment for the month of June, 2003. The amount currently due on this building is $8,056. Wichita
Development Corporation is behind on its mortgage payments for its office building location in Wichita, Kansas, having failed to make the last four monthly payments and has failed as of the date of filing of this report to have made its June mortgage payments. The amount currently due to bring the payments current is $23,495. Wichita has discussed a forbearance agreement with the mortgage holder on its building and hopes to reach an agreement in the near future to resolve the past due balance. The lender as of May 21, 2003 has filed suit to seek foreclosure on the Wichita property, see Legal Proceedings for more information. Each of these properties has suffered a significant decrease in tenant occupancy since the first of this year.

Nexia recorded rental revenues of $179,241 for the quarter ended March 31, 2003, as compared to $317,858 for the same quarter, 2002. The decrease in rental revenues was due to a significant decrease in occupancy rates in the West Jordan and Wichita buildings, as well as the absence of revenue from the occupancy of part of the Wasatch building during the 2002 Winter Olympics.

Nexia had a loss from real estate operations of $76,112 for the quarter ended
March 31, 2003, compared to a loss of $1,812 for the same quarter, 2002. This is attributable primarily to the decrease in occupancy.

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

Revenues from Nexia's financial consulting operations decreased for the quarter ended March 31, 2003, as compared to the same quarter in 2002. Nexia recorded
$58,203 in revenues for the quarter ended March 31, 2003, from its financial consulting operations as compared to $79,725 for the same period of 2002. This decrease in financial operations revenues was due to a lack of demand for the Company's consulting services due to the prolonged downturn of the economy.
Notwithstanding the decrease in revenues, Nexia experienced a gain from consulting operations of $1,112 for the quarter ended March 31, 2003 as compared to a loss of $88,255 for the quarter ended March 31, 2002 due to efforts to reduce costs. Nexia is further reducing costs and stepping up its efforts to attract more clients by further utilizing its current resources.

Company Operations as a Whole

Revenues

Gross revenues for the three month period ended March 31, 2003, were $237,444 as compared to $397,583 for the same period in 2002. The decrease in revenues of $160,139 is due to the issues stated above and specifically includes a $21,522 decrease in consulting revenues, and a $138,617 decrease from rental revenues.

Losses
Nexia recorded an operating loss of $98,522 for the three months ended March 31, 2003, compared to a loss of $192,423 for the comparable period in the year 2002.
Nexia's decrease in operating loss for the three month period ended March 31, 2003, as compared to the same period in 2002, was due to cost cutting efforts enacted throughout the past several months.

Nexia recorded a net loss of $91,063 for the three months ended March 31, 2003, as compared to a net loss of $323,826 for the same period in the previous year.

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

Expenses

General and administrative expenses for the three months ended March 31, 2003, were $18,500 compared to $102,356 for the same period in 2002.

Depreciation and amortization expenses for the three months ended March 31, 2003, and March 31, 2002, were $48,343 and $56,875, respectively. The decrease was due primarily to the permanent impairment of one of the company's properties for the year ended December 31, 2002, which therefore caused a significant decrease in its depreciable base.

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

Net cash used in operating activities was $188,955 for the three months ended
March 31, 2003, compared to cash flow used in operating activities of $157,790 for the three months ended March 31, 2002.

Cash used in investing activities was $2,761 for the three months ended March
31, 2003, compared to cash flow provided by investing activities of $182,168 for the same period in 2002. The decrease is mainly due to the net cash received from the sale of the General Lafayette Inn in Baton Rouge, Louisiana, in January, 2002.

Cash provided by financing activities was $129,177 for the three months ended
March 31, 2003, compared to cash flows used in financing activities of $20,818 for the three months ended March 31, 2002.

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

Forward Looking Statements
The information herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of Nexia to continue its expansion strategy, changes in the real estate markets, labor and employee benefits, as well as general market conditions, competition, and pricing. Although Nexia believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in the Form 10QSB/A will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by Nexia or any other person that the objectives and plans of Nexia will be achieved.

ITEM 3.  CONTROLS AND PROCEDURES

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

ITEM 5.             OTHER INFORMATION

This filing is an amendment of the form 10-QSB filed on June 20, 2003 the review of which had not been completed as required by Rule 10-01(d) of Regulation S-X by our independent public accountants.







ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 8 of this Form 10-QSB/A, and are incorporated herein by this reference.

(b)      Reports on Form 8-K   During the period covered by this report, Nexia filed 1 Form 8-K report.
         -------------------

         1)       On March 28, 2003, the Company filed a Form 8-K disclosing the dismissal of
                  Tanner+Co. and disclosing the retention of HJ & Associates, LLC. as the new independent auditors for the Company.

Subsequent to the end of the period covered by this report Nexia filed 1 Form
8-K report.

         (2) On April 4, 2003, the Company filed a Form 8-K announcing that it had abandoned its efforts to acquire Industrial Maintenance and Machine Inc., the subject of a March 5, 2003 press release.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of July, 2003.



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











                      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                                   SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard Surber, certify that:

     1.  I have reviewed this quarterly Report on Form 10-QSB/A of Nexia Holdings, Inc.;

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

Date: July 14, 2003   /s/ Richard Surber
                     ----------------------------------------
Richard Surber, Chief Executive and Financial Officer (principal financial and accounting officer)





Exhibit 99.1
                   CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Nexia Holdings, Inc. on Form 10-QSB/A for the period ending March 31, 2003, as filed with the Securities and Exchange
Commission on the date hereof, I Richard Surber, Chief Executive and Financial
Officer of Nexia Holdings, Inc. Certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1)      the Form 10-QSB/A fully complies with the requirements of Section 13(a) or 15(d) of the
                  Securities Exchange Act of 1934; and

         (2) the information contained in the Form 10-QSB/A fairly presents, in all material respects, the financial condition and result of operations of the Company.

         /s/ Richard Surber
         Richard Surber
         Chief Executive and Financial Officer
         July 14, 2003
