Form 10QSB
period 2003-06-30
NEXIA HOLDINGS INC
filed 2003-09-19
CIK 833209

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

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


         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of September 19, 2003 was 328,552,760.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.................................................2

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.................................3

ITEM 3.  CONTROLS AND PROCEDURES..............................................7

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................9

SIGNATURES....................................................................9

INDEX TO EXHIBITS............................................................10
                               THIS SPACE HAS BEEN
                            INTENTIONALLY LEFT BLANK

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Nexia" refers to Nexia Holdings, Inc., a Nevada corporation, its subsidiary corporations and predecessors unless otherwise indicated. The accompanying unaudited, consolidated interim financial statements have been prepared in accordance with the instructions to form 10-QSB pursuant to the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Our unaudited consolidated balance sheet as of June 30, 2003 and the related unaudited consolidated statements of operations and cash flows for the three and six months ended June 30, 2003 are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.
                               THIS SPACE HAS BEEN
                            INTENTIONALLY LEFT BLANK

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                          PAGE


Consolidated Balance Sheet.................................................F-2

Consolidated Statements of Operations and Other Comprehensive Income.......F-4

Consolidated Statements of Cash Flows......................................F-5

Notes to Consolidated Financial Statements.................................F-6
                               THIS SPACE HAS BEEN
                            INTENTIONALLY LEFT BLANK

                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                                           June 30, 2003
                                                                     -------------------------
ASSETS

   Current Assets
      Cash                                                              $               31,869
      Restricted cash                                                                  202,921
      Accounts receivable - trade, net of allowance of $34,121                          41,783
      Accounts and notes receivable - related parties                                  208,128
      Prepaid expenses                                                                  17,462
      Notes receivable - current                                                       255,000
      Securities available for sale                                                    271,974
          Total Current Assets                                                       1,029,137
                                                                          --------------------

   Fixed Assets
      Property and equipment, net                                                    2,652,586
      Land                                                                             699,241
                                                                          --------------------
          Total Fixed Assets                                                         3,351,827
                                                                          --------------------

   Other Assets
      Loan Costs, net                                                                  101,673
          Total Other Assets                                                           101,673
                                                                          --------------------

TOTAL ASSETS                                                            $            4,482,637
                                                                          ====================


 The accompanying notes are an integral part of these consolidated financial statements







                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)


                                                                                   June 30, 2003
                                                                           ------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Current Liabilities
      Accounts payable                                                          $                 154,285
      Accrued liabilities                                                                         100,776
      Unearned rent                                                                                18,865
      WVDEP liability                                                                              20,000
      Deferred revenue                                                                             35,550
      Refundable deposit                                                                           16,583
      Deferred gain on sale of subsidiary                                                         121,770
      Current portion long-term debt                                                              810,328
          Total Current Liabilities                                                             1,278,157
                                                                                  -----------------------

   Long-Term Liabilities
      Notes and mortgages payable                                                               2,231,234
          Total Long-Term Liabilities                                                           2,231,234
                                                                                  -----------------------

TOTAL LIABILITIES                                                                               3,509,391
                                                                                  -----------------------

MINORITY INTEREST                                                                                 255,651

STOCKHOLDERS' EQUITY
      Preferred stock - 20,000,000 shares authorized at $0.001 par, no                                  -
              shares issued
      Common stock - 1,000,000,000 shares authorized at $0.001 par;                               315,353
         315,352,760 shares issued and outstanding
      Paid-in capital                                                                           9,692,273
      Treasury stock - 22,198,540 shares at cost,                                                (100,598)
      Unrealized gain on securities available for sale                                             14,358
      Accumulated deficit                                                                      (9,203,791)
TOTAL STOCKHOLDERS' EQUITY                                                                        717,595
                                                                                  -----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $               4,482,637
                                                                                  =======================
 The accompanying notes are an integral part of these consolidated financial statements












                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
   Consolidated Statements of Operations and Other Comprehensive Income (Loss)
                                   (Unaudited)

                                                                   Three Months Ended                     Six Months Ended
                                                                        June 30                                June 30
                                                          ------------------------------------   ------------------------------
                                                                2003                2002               2003               2002
                                                          ----------------    ----------------   ----------------   ----------------
Revenue                                                                       (Restated)                            (Restated)
   Consulting revenue                                  $            52,630 $            20,996$           110,833$           100,721
   Rental revenue                                                  122,306             119,224            239,224            341,916
                                                          ----------------    ----------------   ----------------   ----------------
Total Revenue                                                      174,936             140,220            350,057            442,637

Costs of Revenue
   Costs associated with consulting revenue                         47,279               6,266            104,370            174,246
   Costs associated with rental revenue                             60,707              76,965            170,506            204,941
   Interest associated with rental revenue                          75,636              51,849            150,987            128,749
                                                          ----------------    ----------------   ----------------   ----------------
Total Costs of Revenue                                             183,622             135,080            425,863            507,936

Gross Profit (Deficit)
   Gross profit (deficit) from consulting operations                 5,351              14,730              6,463           (73,525)
   Gross profit (deficit) from real estate operations             (14,037)             (9,590)           (82,269)              8,226
                                                          ----------------    ----------------   ----------------   ----------------
Gross Profit (Deficit)                                             (8,686)               5,140           (75,806)           (65,299)

Expenses
  General & administrative expense                                  20,436              83,578             24,360            171,793
   Impairment of marketable securities                                   -                   -              5,022                  -
                                                          ----------------    ----------------   ----------------   ----------------
Total Expenses                                                      20,436              83,578             29,382            171,793
                                                          ----------------    ----------------   ----------------   ----------------

Operating Loss                                                    (29,122)            (78,438)          (105,188)          (237,092)

Other Income (Expense)
   Interest income (expense)                                          (11)                 525              2,085            (3,877)
   Gain (loss) on sale of property and equipment                   (9,959)                   -            (9,959)          (100,701)
   Gain on sale of subsidiaries                                    279,268                   -            279,268                  -
   Gain (loss) on sale of marketable securities                   (27,613)            (78,225)           (27,613)          (161,453)
   Other income                                                     42,854            (60,946)             42,854           (65,607)
                                                          ----------------    ----------------   ----------------   ----------------
Total Other Income (Expense)                                       284,539           (138,646)            286,635          (331,638)
                                                          ----------------    ----------------   ----------------   ----------------
Income (Loss) Before Minority Interest                             255,417           (217,084)            181,447          (568,730)

     Minority Interest in Gain                                      16,054              21,492             21,015             81,529
                                                          ----------------    ----------------   ----------------   ----------------

Net Income (Loss) Before Discontinued                              271,471           (195,592)            202,462          (487,201)
Operations
   Gain (loss) from discontinued operations                       (61,557)            (43,191)           (83,611)           (75,408)
                                                          ----------------    ----------------   ----------------   ----------------

Net Income (Loss)                                                  209,914           (238,783)            118,851          (562,609)

Other Comprehensive Income (loss)
   Change in unrealized holding loss                                 3,899             491,943             14,358          (149,276)
                                                          ----------------    ----------------   ----------------   ----------------

Total Comprehensive Income (Loss)                      $           213,813 $           253,160$           133,209   $      (711,885)

                                                          ================    ================   ================   ================
Net (Income) Loss Per Common Share, basic and diluted
                                                          ================
   Income (Loss) before minority interest              $              0.00 $            (0.00)$              0.00   $         (0.00)
   Minority interest in loss                                          0.00              (0.00)               0.00             (0.00)
                                                          ----------------    ----------------   ----------------   ----------------
   Income (Loss) before discontinued operations                       0.00              (0.00)               0.00             (0.00)
   Income (Loss) on discontinued operations                         (0.00)              (0.00)             (0.00)             (0.00)
                                                          ----------------    ----------------   ----------------   ----------------
   Net income (loss) per weighted average
   common share outstanding                            $              0.00 $            (0.00)$              0.00   $         (0.00)
                                                          ================    ================   ================   ================

                                                          ================    ================   ================   ================
   Weighted average shares outstanding - basic &               289,098,664         310,303,000        289,098,664        296,469,000
   diluted
                                                          ================    ================   ================   ================
 The accompanying notes are an integral part of these consolidated financial statements





                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30
                                                                                 ----------------------------------
                                                                                      2003                2002
                                                                                 ---------------     --------------
Cash Flows From Operating Activities                                                                   (Restated)
    Net Income (loss)                                                           $        118,851    $     (562,609)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Loss from discontinued operations                                                   83,611                  -
       Loss from sale of investments                                                      27,613            174,431
       (Gain) loss from sale of property and equipment                                     9,959            100,701
       (Gain) loss from sale of subsidiaries                                           (279,268)
       Impairment of marketable securities                                                 5,022                  -
       Change in minority interest                                                     (209,961)            (8,483)
       Depreciation                                                                       70,484             83,443
       Issued common stock for services                                                        -             20,000
       Changes in operating assets and liabilities:
          Increase in restricted cash                                                  (202,921)                  -
          Accounts and notes receivable                                                   64,553         (168,127)
          Related party receivables                                                     (55,198)           (44,738)
          Prepaid expenses                                                                 6,038             40,351
          Other assets                                                                   (6,470)                  -
          Accounts & notes payable                                                      (32,474)              8,041
          Unearned rent                                                                 (30,168)             33,853
          Deferred revenue                                                                 9,099                  -
          Refundable deposit                                                              10,083                  -
          Accrued liabilities                                                              7,383          (138,511)
                                                                                 ---------------     --------------
Net Cash Used by Operating Activities                                                  (403,764)          (461,648)

Cash Flows From Investing Activities
    Proceeds on sale of securities                                                         8,847            166,975
    Purchase of property and equipment                                                   (7,850)          (224,541)
    Proceeds from sale of property and equipment                                               -            391,539
    Net cash received (distributed)  in acquisition (sale) transaction                  (15,351)             18,545
    Purchase of marketable securities                                                          -           (69,607)
                                                                                 ---------------     --------------
Net Cash Provided (Used) by Investing Activities                                        (14,354)            282,911

Cash Flows from Financing Activities
    Proceeds from long term debt                                                         968,675            456,815
    Principal payments on notes and mortgages payable                                  (627,509)           (89,822)
    Purchases of treasury stock                                                                -           (15,949)
                                                                                 ---------------     --------------
Net Cash Provided by Financing Activities                                                341,166            351,044
                                                                                 ---------------     --------------

Increase (Decrease) in Cash                                                             (76,952)            172,307

Cash at Beginning of Period                                                              108,821            295,343
                                                                                 ---------------     --------------
Cash at End of Period                                                          $          31,869   $        467,650
                                                                                 ===============     ==============

Supplemental Disclosures
  Interest paid in cash                                                        $         134,320   $        132,515
  Income taxes paid in cash                                                    $               -   $              -

Supplemental Disclosure of Non-Cash Investing and Financing Activities
 Common stock issued for loan costs                                            $          50,000   $              -
 Office equipment acquired through capital lease                               $          19,815   $              -

 The accompanying notes are an integral part of these consolidated financial statements





                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  June 30, 2003

NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited consolidated financial statements are those of Nexia Holdings, Inc. and Subsidiaries (the Company) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.
              Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2003 are not indicative of the results that may be expected for the year ending December
              31, 2003.

NOTE 2 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United Stated of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through June 30, 2003 of $9,203,791 at June 30, 2003 and a working capital deficit of $249,020 all of which raises substantial doubt about the Company's ability to continue as a going concern.

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






                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  June 30, 2003

NOTE 3 -     MATERIAL EVENTS

              During April 2003, Hudson Consulting (Hudson), a subsidiary of the
              Company, entered into an agreement to sell its interest in Unit
              A216 of the Brian Head North Condominiums in Iron County, Utah to a related party. According to the agreement, Hudson will receive
              $1,000 in cash and is relieved of all obligations and liabilities relating to the property. The Company recognized a loss on sale of $10,660.

              On May 9, 2003, Wasatch Capital Corporation (Wasatch) refinanced the underlying debt associated with certain land and real property. The new debt obligation is for $850,000 with an interest rate of 7.5%, with monthly installment payments of $6,848 through May 10, 2006 at which time the remaining unpaid balance is due and payable in full. $647,079 of this amount was disbursed at closing, with the remaining $202,921 held in reserve (shown as restricted cash on the balance sheet) for purposes of future improvements or other uses as Wasatch deems appropriate. Interest will only accrue on the amount that has actually been disbursed to Wasatch. This debt obligation is secured by a first trust deed on the land and building and is personally guaranteed by the president of the Company. Proceeds from this refinancing were used to retire the previous debt associated with the land and real property having an outstanding balance of $591,155 at March 31, 2003, as well as property taxes owed to Salt Lake County in the amount of $8,700.

              On May 15, 2003, Hudson entered into an agreement to sell an automobile in exchange for the assumption of the monthly payments by the buyer and the release of Hudson of all obligations and liabilities relating to the vehicle. The Company recognized a gain on sale of $701.

              During May 2003, Hudson entered into a one-year Consulting
              Agreement with Axia Group, Inc. (Axia), a related party. The agreement calls for Axia to issue of 666,667 shares of common stock and pay $10,000 per month or hourly billings on a monthly basis, whichever is greater.

              During May 2003, Hudson also entered into a one-year Consulting
              Agreement with Diversified Financial Resources Corporation (DFRC).
              The agreement calls for payment of $7,500 or the total amount of hourly billings, whichever is greater, on a monthly basis to Hudson.

              On June 19, 2003, in an inter-company tax free transaction, Wichita Development Corporation (Wichita), a subsidiary of the Company, exchanged its shareholdings in Kearns Development
              Corporation (Kearns) for the Diversified Holdings I, Inc. (DHI) shareholdings in Salt Lake Development Corporation (SLDC). (DHI,
              Kearns and SLDC were all subsidiaries of Nexia at the time of the restructuring. See Item 1 Description of Business in the December
              31, 2002 NXIA Form 10KSB for a diagram of the corporate structure of the Company).










                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  June 30, 2003

              On June 30, 2003, the Company sold its interest in Wichita to DFRC. The terms of the agreement are as follows:

                  a) Wichita assigns to DH1 a promissory note in the amount of $14,056.
                  b) Wichita waives the $112,517 receivable owed to it by Kearns.
                  c) Nexia waives the $1,565 receivable owed to it by Wichita, and DH1 waives the $407,854 receivable owed to it by SLDC.
                  d) Wichita issues to DH1 a promissory note in the amount
                  of $150,000. e) DFRC transfers to DH1 1,148,251 shares of its restricted common stock with a guaranteed liquidation value of not less than $1 per share. Although DFRC shares currently have a market price of approximately $2.70/share, the shares have been assigned a value of $0.19/share due to concerns
                  about the liquidity of the DFRC shares.

                  The Company recognized a gain on sale of $279,268.

NOTE 4 - SUBSEQUENT EVENTS

               During July 2003, Hudson sold its interest in Unit B112 of the Timberbrook Condominiums in Iron County, Utah. The purchase price of the unit was $48,000 which resulted in a profit to Hudson of approximately $8,000.

               On July 21, 2003, the Company issued 10,200,000 shares of S-8 common stock to outside parties for services rendered.

               During August, 2003, The Company signed a Binding Letter of
               Intent to acquire Black Chandelier, Inc. (BCI) a newly formed corporation, which owns the licensing rights and controls the Los
               Angeles based clothing labels Jared Gold and Black Chandelier.
               The Company intends to acquire a 100% interest in BCI for Five
               Million (5,000,000) shares of its restricted common stock. BCI assets include several trade marks, a large volume of perfected digital pattern, sample shop equipment, a library of silk screens, websites and domain names, a large archive of past collection and spec samples, and digital artwork for screen prints.

     During  August,  2003,  the Company  signed a 6 month contract with Company
    Reporter  Inc. for  investor  relations  services in exchange for  3,000,000 shares of its  restricted  common stock.  Company  Reporter,  Inc. is a full service investor relations firm specializing in growth stocks.

NOTE 5 - RESTATEMENT OF PRIOR PERIOD RESULTS

               The amounts reflected in the statement of operations and
               statement of cash flows for the period ended June 30, 2002 have been restated to account for the merger transaction between Nexia and Axia that occurred on February 28, 2002, as a reverse acquisition.
               The transaction was previously accounted for as a merger between entities under common control.  As such, the



                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                  June 30, 2003

               operations and cash flows previously included those of Nexia for the six months ended June 30, 2002 and those of the acquired entities (Diversified Holdings I, Wichita Development
               Corporation, Wasatch Capital Corporation, Downtown Development
               Corporation, Golden Opportunity Development Corporation, and
               Canton Tire Recycling of West Virginia, Inc.) from the date of the acquisition, February 28, 2002, through June 30, 2002. The restated amounts, accounting for the transaction as a reverse merger, reflect the operations and cash flows of the accounting acquirer (Diversified Holdings I, Wichita Development
               Corporation, Wasatch Capital Corporation, Downtown Development
               Corporation, Golden Opportunity Development Corporation, and
               Canton Tire Recycling of West Virginia, Inc.) for the three months ended June 30, 2002 and those of Nexia from the date of acquisition, February 28, 2002, through June 30, 2002. The table below reflects the change in revenues, net loss, and net loss per share due to this restatement .

                                            Six Months Ended June 30, 2002
                                    (Restated)                (Originally Reported)

               Revenues                     $   442,637              $  337,359
               Net loss                     $  (562,609)             $ (413,829)
               Net loss per share           $      (.00)             $     (.00)






ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements
The information herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of Nexia to continue its expansion strategy, changes in the real estate markets, labor and employee benefits, as well as general market conditions, competition, and pricing. Although Nexia believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in the Form 10QSB/A will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by Nexia or any other person that the objectives and plans of Nexia will be achieved.

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

Nexia operates in two primary areas of business: Nexia acquires, leases and sells real estate; and, Nexia provides financial consulting services. The following discussion examines Nexia's financial condition as a result of operations for the six months ended June 30, 2003, and compares those results with the comparable period from last year.

The amounts reflected in the statement of operations and statement of cash flows for the period ended June 30, 2002 have been restated to account for the merger transaction between Nexia and Axia that occurred on February 28, 2002 as a reverse acquisition, see footnote 5 to the consolidated financial statements.

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







On June 30, 2003 Nexia sold its interest in Wichita Development Corporation
(Wichita) and its subsidiaries Salt Lake Development Corporation and Wichita
Properties to Diversified Financial Resource Corporation ("DFRC").

The provisions of the agreement provide that Nexia transfer to DFRC 100% of all shares that Nexia held in Wichita (86,795,794) in exchange for among other things, a promissory note in the sum of $150,000 and 1,148,251 restricted shares of the common stock of DFRC with a guaranteed resale value of $1.00 per share, whereby, within 36 months of the sale, DFRC is bound to issue sufficient additional shares such that the total value at liquidation will equal
$1,000,000. The number of Wichita common shares transferred to DFRC is approximately 83% of the issued and outstanding shares of Wichita. Control of Wichita includes the ownership of Salt Lake Development Corporation, a subsidiary corporation of Wichita.

Wichita holds title to The Trade Center Building. The building was purchased for $540,554 on August 30, 2000. The Trade Center Building, which opened in 1921, is located in the downtown business district of Wichita, Kansas, at 120 South
Market Street, Wichita, Kansas. The building is a 48,500 square foot, seven story office building. Wichita holds title to the property subject to a mortgage of $280,145 at June 30, 2003. The taxed assessed value of the building is $600,000.

Salt Lake Development Corporation owns two buildings. The first is located at 268 West 400 South in Salt Lake City, Utah. The building is two stories with
14,347 net rentable square feet of office space. Salt Lake Development purchased the property on March 6, 1998, by exercising its option to purchase the property through the payment of $418,762. Salt Lake Development financed the purchase price and borrowed an additional sum of $222,489, which is secured by the property. At June 30, 2003, the outstanding debt on the property was $578,898 with monthly payments of $5,934.

The second building held by Salt Lake Development is a two-story 18 unit apartment building, located at 2402 Wall Avenue in Ogden, Utah. This building was purchased on July 23, 1998. The property includes an additional 7,500 square feet of commercial space. The total purchase price was $850,000. The balance owed at June 30, 2003 was $590,061 with monthly payments of $4,028.

At the time of the transaction the property held by Wichita and Salt Lake
Development Corporation had a depreciated cost basis of approximately
$1,501,950, including purchase price paid and improvements that were made to the real properties and buildings during the period of ownership by the two corporations and while they were subsidiaries of Nexia.

Nexia recorded rental revenues of $122,306 and $239,224 for the three and six months ended June 30, 2003 respectively, as compared to $119,224 and $341,916 for the same periods in 2002. The decrease in rental revenues was due to a significant decrease in occupancy rates in the Glendale shopping center.

Nexia had a loss from real estate operations of $14,037 and $82,269 for the three and six months ended June 30, 2003, compared to a loss of $9,590 and a gain of $8,226 for the same periods in 2002. The increase in loss is attributable primarily to the decrease in occupancy.

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

Revenues from Nexia's financial consulting operations increased for the quarter ended June 30, 2003, as compared to the comparable period in 2002. Nexia recorded $52,630 and $110,833 in revenues for the three months and six months ended June 30, 2003, respectively, from its financial consulting operations as compared to $20,996 and $100,721 for the same periods of 2002. Nexia experienced a gain from consulting operations of $5,351 for the three months ended June 30, 2003, and a gain of $6,463 for the six months ended June 30, 2003 as compared to a gain of $14,730 for the three months ended June 30, 2002and a loss of $73,525 for the six months ended June 30, 2002.











Company Operations as a Whole

Revenues

Gross revenues for the three and six month periods ended June 30, 2003, were $174,936 and $350,057 respectively as compared to $140,220 and $442,637 for the same periods in 2002. The decrease in six month revenues of $92,580 is due to the issues stated above.
Losses
Nexia recorded operating losses of $29,122 and $105,188 for the three and six month periods, respectively ended June 30, 2003, compared to losses of $78,438 and $237,092 for the comparable periods in the year 2002.

Nexia recorded net income of $209,914 and $118,851 for the three and six months ended June 30, 2003, as compared to net losses of $238,783 and $562,609 for the same periods in the previous year. The gains attributable primarily to the gain on the sale of Wichita.

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

Expenses

General and administrative expenses for the three and six months ended June 30, 2003, were $20,436 and $24,360, respectively, compared to $83,578 and $171,793 for the same periods in 2002. The decrease in expenses is due to cost-cutting measures implemented by Nexia.

Depreciation and amortization expenses for the six months ended June 30, 2003 and June 30, 2002, were $70,484 and $83,443, respectively. The decrease was due primarily to the permanent impairment of one of Nexia's properties for the year ended December 31, 2002, which therefore caused a significant decrease in its depreciable base.

Capital Resources and Liquidity

On June 30, 2003, Nexia had current assets of $1,029,137 and $4,482,637 in total assets. Nexia had a net working capital deficit of $249,020 at June 30, 2003.
The working capital deficit is due primarily to mortgages which will or may come due in the next twelve months due to call provisions present in the mortgage.

Net cash used in operating activities was $403,764 for the six months ended June
30, 2003, compared to $461,648 for the three months ended June 30, 2002.

Cash used in investing activities was $14,354 for the six months ended June 30, 2003, compared to cash flow provided by investing activities of $282,911 for the same period in 2002.

Cash provided by financing activities was $341,166 for the six months ended June
30, 2003, compared to $351,044 for the six months ended June 30, 2002.







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

Hudson Consulting Group, Inc. v. Ohana Enterprises, Inc., Isaac P. Simmons,
Kathryn A. Christmann, Gerard Nolan, David Cronshaw, Interactive Ideas, Jonathan
Thomas and Phillip Crawford. Suit was filed on March 17, 2003 in the Third
Judicial District Court in and for Salt Lake County, State of Utah, Case No.
030905949. Suit was filed by Hudson to seek payment under an August 27, 2002
Stock Purchase Agreement, wherein the named defendants purchased a controlling interest in a Delaware corporation known as Torchmail Communications, Inc. which changed its name subsequent to the transfer to Ohana Enterprises, Inc. The total sales price was $300,000 of which only the first $100,000 has been paid. The defendants have claimed that Hudson misrepresented the status of Ohana prior to the transfer and are denying any further obligation to make payments. Suit has been filed and attempts are ongoing to resolve the dispute through either the return of control of the corporation or through payment of the outstanding obligation. Six of the defendants have made an appearance in case filing a counterclaim and naming Axia Group, Inc., Richard Surber, Ed Haidenthaller and
Rurairidh Campbell as third party defendants. Hudson denies any misrepresentation with regard to the corporation and its status and believes that the claims of the defendants are an attempt to alter the terms of the written agreement. Hudson, Surber and Axia have filed a response to the counterclaims denying any wrongdoing and asserting its defenses to the claims asserted by the defendants.

Interbay Funding, LLC v. Wichita Development Corporation and Richard D. Surber.
Suit was filed on May 21, 2003 in the District Court of Sedgwick County, Kansas,
Case No. 03CV2074. Suit has been filed seeking to foreclose on the mortgage held by Interbay Funding on the office building operated by Wichita Development in Wichita Kansas. The suit alleges that mortgage payments are delinquent as of and from February 1, 2002 and that the sum of $270,470.57 is sought to satisfy the outstanding mortgage on the building. The claims alleged in this suit have been resolved and the litigation has been dismissed.

ITEM 2.           CHANGES IN SECURITIES
None.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
None.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.


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

(b)      Reports on Form 8-K   During the period covered by this report, Nexia filed 1 Form 8-K report.
         -------------------

         1) On April 4, 2003, the Company filed a Form 8-K announcing that it had abandoned its efforts to acquire Industrial Maintenance and Machine Inc., the subject of a March 5, 2003 press release.

Subsequent to the end of the period covered by this report Nexia filed a Form
8-K report.

         (2) On July 18, 2003, the Company filed a Form 8-K announcing that it had entered into a Stock Purchase Agreement with Diversified Financial Resources Corporation on June 30, 2003.

                                                     SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of September 2003.



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

Material Contracts

10(i)             13                Stock Purchase Agreement with Diversified Financial Resources
                                    Corporation dated June 30, 2003, providing
                                    for the transfer of control of Wichita
                                    Development Corporation and Salt Lake
                                    Development Corporation.

Certifications

31(i)             11                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS
                                    ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-
                                    OXLEY ACT OF 2002

32(i)             12                CERTIFICATION PURSUANT TO 18 U.S.C.ss.1350 AS ADOPTED
                                    PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT
                                    OF 2002

         * Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by Nexia.













Exhibit 31(i)

     I, Richard Surber, certify that:

     1.  I have reviewed this quarterly Report on Form 10-QSB for Nexia Holdings, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;
and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

     Date: September 19, 2003


      /s/ Richard Surber
--------------------------------------------------------------------------------
     Richard Surber the President, CEO & CFO of Nexia Holdings, Inc.








     Exhibit 32(i)


     CERTIFICATION

     I, Richard Surber, Chief Executive and Financial Officer of Nexia Holdings, Inc. (the
"Registrant"), do hereby certify, pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge:

                 (1) the Quarterly Report of Form 10-QSB of the
                  Registrant, to which this certification
                  is attached as an exhibit (the "Report") fully complies with the requirements of
                  Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

               (2) the information contained in the Report fairly
                  presents, in all material respects, the
                  financial condition and result of operations of the Registrant.



                                /s/ Richard Surber
                           ------------------------------------

                                 Richard Surber
                      Chief Executive and Financial Officer
                               September 19, 2003









Exhibit 10(i)
                            STOCK PURCHASE AGREEMENT
                            STOCK PURCHASE AGREEMENT

                THIS STOCK PURCHASE AGREEMENT ("Agreement") date
                  June 30, 2003, by,
                  between and among DIVERSIFIED FINANCIAL RESOURCES CORPORATION, a
                  Nevada Corporation ("DFRC"), and DIVERSIFIED HOLDINGS I, INC., a Nevada
                  corporation, ("DHI") and Wichita Development Corporation, (Wichita) Salt Lake
                  Development Corporation, (SLDC) Kearns Development Corporation, (Kearns), and Nexia
                  Holdings, Inc. (Nexia).

                  WHEREAS, Nexia owns 86,795,794 shares of the issued and outstanding common stock of Wichita Development Corporation ("Wichita"), a Nevada corporation, which owns real property (either directly or through its ownership of Salt Lake Development Corporation) located in Salt Lake County, Utah, Weber County, Utah and
                  Sedgwick County, Kansas; and

                 WHEREAS, Nexia desires to sell and DFRC desires
                  to purchase Eighty Six Million Seven
                  Hundred Ninety Five Thousand Seven Hundred Ninety Four
                  (86,795,794) shares of common stock, representing an interest in excess of eighty three percent (83%) of the issued and outstanding shares of Wichita in exchange for the transfer to DHI of the David Wolfson promissory note with a current value of $14,056, the offset of a $112,517 debt owed to Wichita by Kearns Development Corporation, and the forgiveness of $407,854 in debt owed to Nexia Holdings, Inc. by SLDC offset by $1,565 in debt owed to Nexia by Wichita, DHI shall receive
                  $284,719.99 worth of restricted common stock of DFRC, Wichita shall deliver to DHI a promissory note in the sum of $150,000 and DHI shall receive 1,000,000 shares of DFRC's restricted common stock with a guaranteed liquidation value of not less than $1 per share;

                 NOW, THEREFORE, in consideration of the mutual
                  covenants, agreements, representations and warranties herein contained, the parties hereby agree as follows:

     (b) Purchase and Sale. Nexia hereby agrees to sell, transfer, assign and convey to DFRC and DFRC hereby agrees to purchase and acquire from Nexia, Eighty Six Million Seven Hundred Ninety Five Thousand Seven Hundred Ninety
    Four (86,795,794)  shares of the common voting stock of Wichita  Development
    Corporation, a Nevada corporation, (the "Wichita Shares")




(c)Purchase Price and Exchanges.

     The items of compensation to be transferred by agreement of parties hereto shall consist of the following:

(a)Wichita shall assign to DHI the David Wolfson promissory note with a current balance of $14,056

(b)Wichita shall waive and offset $112,517 owed to Wichita by Kearns Development Corporation.

(c)Nexia Holdings shall waive and offset debt owed to it by Salt Lake Development
Corporation in the sum of $407,854 and $1,565 of debt owed






to Nexia by Wichita in exchange for the delivery of 148,251 shares of the restricted common stock of DFRC.

     (d) Wichita shall give to DHI a promissory note in the face amount of $150,000.

     (e)  Diversified  Financial  Resources  Corporation  shall  transfer to DHI
    1,000,000   shares  of  it's  restricted   common  stock  with  a  guarantee
    liquidation  value of not less than $1 per share,  such that DFRC will issue sufficient  additional  shares of DFRC  common  stock t provide DHI with net proceeds  from  the  sale  of all  shares  in an  amount  of not  less  than
    $1,000,000 within 36 months from the date hereof, the issuance of additional shares shall be treated as part of the original  issuance and DFRC agrees to tack  the  holding  period  of the  additional  shares  to the  date of this agreement in compliance with the provisions of Rule 144 and Rule 144(k).

(d) Warranties and Representations of Wichita and DFRC. In order to induce DHI and Nexia to enter into the Agreement and to complete the transaction contemplated hereby, Wichita and DFRC warrants and represents to DHI and Nexia that:

1) Organization and Standing. Wichita an DFRC are corporations duly organized, validly existing and in good standing under the laws of the State of their incorporation, are qualified to do business as a foreign corporation in every other state or jurisdiction in which it operates to the extent required by the laws of such states and jurisdictions, and has full Power and authority to carry on its business as now conducted and to own and operate its assets, properties and business.

2) Ownership of the Shares. As of the Date hereof, Wichita and DFRC are the sole owner of the shares that are to be transferred to DHI pursuant to this Agreement, free and clear of all liens, encumbrances and restrictions, other then those imposed due to the fact the shares have not been registered with the Securities an Exchange Commission and carry a Rule 144 legend

3) Taxes. Wichita and DFRC have filed al federal, state and local income or other tax returns and reports that they are required to file with all governmental agencies, wherever situate, and has paid or accrued for payment all taxes as shown on such returns, such that a failure to file, pay or accrue will not have a material adverse effect on Wichita and DFRC or the shares of stock which are the subject of this Agreement.

4) Pending Actions. There are no materia legal actions, lawsuits, proceedings o investigations, either administrative or judicial, pending or to the knowledge of Wichita threatened, against or affecting Wichita and DFRC and/or the shares of common stock, except as has been disclosed to DHI. Wichita and DFRC ar not in violation of any material law, ordinance or regulation of any kind whatever, including, but not limited to the Securities Act of 1933, (the "33 Act") the Securities Exchange Act of 1934, as amended (the 34 Act") the Rules and
Regulations of the U.S. Securities and Exchange Commissio ("SEC"), or the
Securities Laws and






Regulations of any state.

 5) Governmental Regulation. The completion of the transactions contemplated by the Agreement will not, in and of themselves, violate any governmental law, rule or regulation which would in any way affect or jeopardize the validity of this Agreement.

6) Ownership of Assets. Wichita and DFR have good, marketable title, without any liens or encumbrances of any nature whatever, to the shares which are the subject of this Agreement.

7) No Misleading Statements or Omissions.
-- ---------- ---------- -- ----------
Neither the Agreement nor any financial statement, exhibit, schedule or document attached hereto, contains any materially misleading statement, or omits any fac or statement necessary to make the other statements or facts therein set forth not materially misleading.

8) Validity of the Agreement. All corporate action and other proceedings required to be taken by Wichita and DFRC in order to enter into and to carry out the Agreement have been duly and properly taken. No additional corporate or other action o the part of Wichita and DFRC is required i connection with this Agreement, or the transaction contemplated herein. The Agreement has been duly executed by Wichita and DFRC and constitutes the valid and binding obligation of each of them, except to the extent limited by applicable bankruptcy, reorganization, insolvency moratorium or other laws relating to o affecting generally the enforcement of creditors rights. The execution and delivery of the Agreement and the carrying out of its purposes will not result in the breach of any of the terms or conditions of, or constitute a default under or violate any of the Certificate of Incorporatio or document of undertaking, oral or written, to which Wichita and DFRC is party or is bound or may be affected, nor will such execution, delivery and carrying out violate any order, writ, injunction, decree, law, rule or regulation of any court, regulatory agency or other governmental body; and the business now conducted by Wichita and DFRC can continue to be so conducted after completion of the transaction contemplated hereby.

9) Enforceability of the Agreement. When duly executed and delivered, the Agreement and the Exhibits hereto which are incorporated herein and made a part hereof are legal, valid, and enforceable by DHI according to their terms, except to th extent limited by applicable bankruptcy, reorganization, insolvency, moratorium or other laws relating to or affecting generall the enforcement of creditors rights an that at the time of such execution and delivery, DHI will have acquired title in and to the DFRC common shares free and clear of all claims, liens and encumbrances.


(e) Warranties and Representations of DHI and Nexia
---------- --- --------------- -- --- --- -----

 In order to induce DFRC to enter into the Agreement and to complete the transaction contemplated hereby, DHI and Nexia warrant and represent to DFRC that:

1) Organization and Standing.
------------ --- ---------

DHI and Nexia are corporations duly organized, validly






existing and in good standing under th laws of the State of Nevada, are qualified to do business as a foreign corporation i every other state in which they operat to the extent required by the laws of such states, and have full power and authority to carry on their businesses as now conducted and to own and operate their assets, properties and business.

2) No Misleading Statements or Omissions.
-- ---------- ---------- -- ----------
Neither the Agreement nor any financial statement, exhibit, schedule or document attached hereto or presented to DFRC in connection herewith contains any materially misleading statement, or omits any fact or statement necessary to make the other statements of facts therein set forth not materially misleading.

3) Validity of the Agreement. All corporate action and proceedings required to be taken by DHI and Nexia in order to enter int and to carry out the Agreement have been duly and properly taken. The Agreemen has been duly executed by DHI and Nexia, and constitutes a valid and binding obligation of DHI and Nexia. The execution and delivery of the Agreement and the carrying out of its purposes will not result in the breach of any of the terms or conditions of, or constitute a default under or violate, the Certificate of Incorporation or By
Laws, or any agreement, lease, mortgage, bond, indenture, license or other document or undertaking, oral or written, to which DHI or Nexia is a party or is bound or may be affected, nor will such execution, delivery and carrying out violate any order, writ, injunction, decree, law, rule or regulation of any court regulatory agency or other governmental body.

4) Enforceability of the Agreement. When duly executed and delivered, the Agreement and the Exhibits hereto which are incorporated herein and made a part hereof are legal, valid, and enforceable by DFRC according to their terms, and that at the time of such execution and delivery, DFRC will have acquired good, marketable title in and to the shares acquired herein, fre and clear of all liens and encumbrances.

(f) Term. All representations, warranties, covenants and agreements made herein and in the exhibits attached hereto shall survive the execution and delivery of the Agreement and payment pursuant thereto.

(g) Conditions Precedent to Closing.
---------- --------- -- -------

1) The obligations of DFRC under the Agreement shall be and are subject to fulfillment, prior to or at the Closing of each of the following conditions:

 (a) That DHI and Nexia and their management representations an warranties contained herein shall be tru and correct at the time of closing date as if such representations and warrantie were made at such time;

 (b) That DHI and Nexia and their management shall have performed or complied with all agreements, terms an conditions required by the Agreement to be performed or complied with by them prior to or at the time of Closing;

 2) The obligations of DHI and Nexia under the Agreement shall be and are subject to fulfillment, prior to, at the Closing or subsequent to the Closing of each o the following conditions:

(a) That DFRC's representations and warranties contained herein shall be true and correct at the time of Closing as if such representations and warrantie were made at such time; and

 (b) That DFRC shall have performe or complied with all agreements, terms and conditions required by the Agreement to be performed or complied with by them prior to or at the time of Closing.

 (h)  Termination.  The  Agreement  may be  terminated  a any time before or; at
Closing, by:

                     1) The mutual agreement of the parties;

                     2) Any party if:

 (a) Any provision of the Agreement applicable to a party shall be materially untrue or fail to be accomplished.

(b) Any legal proceeding shall have been instituted or shall be imminently threatening to delay, restrai or prevent the consummation o the Agreement.

 Upon termination of the Agreement for any reason, in accordance with the terms and conditions set forth in this paragraph, each said party shall bear all costs and expenses as each party has incurred and no party shall be liable to the other.

(i) Miscellaneous Provisions. This Agreement is th
------------- -----------

 This Agreement is the entire agreement between the parties in respect of the subject matter hereof, and there are no other agreements, written or oral, nor may the Agreement be modified except in writing and executed by all of the parties hereto. The failure to insist upon strict compliance with any of the terms, covenants or conditions of the Agreement shall not be deemed a waiver o relinquishment of such right or Power at any other time or times.

 (j) Closing. ------- The Closing of the transactions contemplated by the Agreement ("Closing") shall take place at 1:00 P.M. on June 30, 2003. The
Closing shall occur at such place as the parties hereto shall agree upon. At the Closing, all of the documents and items referre to herein shall be exchanged.

(k) Wichita's Officers and Directors.
--------- -------- --- ---------

 All of Wichita's current officers and directors may resign effective with the closing, the parties hereby agree that Richard Surber may remain in his current position as vice-president and as a director of the company until such time as the current mortgages on the real property held by Wichita have been paid in full.

(l) Governing Law.
--------- ----

 The Agreement shall be governed by and construed in accordance with the internal laws of the State of Utah.

(m) Counterparts. The Agreement may be executed in duplicate facsimile counterparts, each of which shall be deemed an original and together shall constitute one and the same binding Agreement, with one counterpart being delivered to each party hereto.






 IN WITNESS WHEREOF, the parties hereto have set their hands and seals as of the date and year above first written.

Wichita Development
Corporation

By: /s/
---

Edward T. Wells,
President

Diversified Holdings I, Inc.

By: /s/
---

Richard D. Surber,
President

Diversified Financial
Resources Corporation

By: /s/
---

John Chapman, Presiden

Nexia Holdings, Inc.

By: /s/
---

Gerald Einhorn, Vice-
President




Salt Lake Development
Corporation

By: /s/
---

Richard Surber,
President

Kearns Development Corporatio

By: /s/
---

Richard Surber,
President



