Form 10QSB
period 2003-09-30
NEXIA HOLDINGS INC
filed 2003-11-13
CIK 833209

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)
   [X]Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

   [ ]Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .


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

                        Yes XX            No


      The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 14, 2003 was 340,902,760.

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

ITEM 5.  OTHER INFORMATION...................................................8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................8

SIGNATURES...................................................................9

INDEX TO EXHIBITS...........................................................10

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

Our unaudited consolidated balance sheet as of September 30, 2003 and the related unaudited consolidated statements of operations and cash flows for the three and nine months ended September 30, 2003 are attached hereto as Pages F-1 through F-6 and are incorporated herein by this reference.
                      THIS SPACE HAS BEEN INTENTIONALLY
                                  LEFT BLANK

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

Consolidated Statements of Operations and Other Comprehensive Income.......F-4

Consolidated Statements of Cash Flows......................................F-5

Notes to Consolidated Financial Statements.................................F-6
                      THIS SPACE HAS BEEN INTENTIONALLY
                                  LEFT BLANK

                    NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheet
                                 (Unaudited)


                                                            September 30, 2003
                                                            -------------------
ASSETS

   Current Assets
      Cash                                                    $          44,728
      Restricted cash                                                   194,473
      Accounts receivable - trade, net of allowance of $34,121           52,805
      Accounts and notes receivable - rela ed parties                   205,103
      Prepaid expenses                                                    6,977
      Notes receivable - current                                        255,000
      Securities available for sale                                     250,745
          Total Current Assets                                        1,009,831
                                                                ---------------

   Fixed Assets
      Property and equipment, net                                     2,602,926
      Land                                                              694,241
                                                                ---------------
          Total Fixed Assets                                          3,297,167
                                                                ---------------

   Other Assets
      Loan Costs, net                                                    87,357
          Total Other Assets                                             87,357
                                                                ---------------

TOTAL ASSETS                                                  $       4,394,355
                                                                ===============


The accompanying notes are an integral part of these consolidated financial statements.

                    NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheet (continued)
                                 (Unaudited)


                                                     September 30, 2003
                                                    --------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Current Liabilities
      Accounts payable                                $          203,477
      Accrued liabilities                                         91,539
      Unearned rent                                                5,023
      WVDEP liability                                             20,000
      Deferred revenue                                            20,113
      Refundable deposit                                          18,583
      Deferred gain on sale of subsidiary                        121,770
      Current portion long-term debt                             794,307
          Total Current Liabilities                            1,274,812
                                                        ----------------

   Long-Term Liabilities
      Notes and mortgages payable                              2,181,011
          Total Long-Term Liabilities                          2,181,011
                                                        ----------------

TOTAL LIABILITIES                                              3,455,823
                                                        ----------------

MINORITY INTEREST                                                227,707

STOCKHOLDERS' EQUITY
      Preferred stock - 50,000,000 shares
      authorized at $0.001 par, no.shares issued                       -
      Common stock - 1,000,000,000 shares authorized
      at $0.001 par; 340,902,760 shares issued and
      outstanding                                                340,903
      Paid-in capital                                          9,913,873
      Treasury stock - 22,198,540 shares at cost,               (100,598)
      Unrealized loss on securities available for sale            (1,715)
      Accumulated deficit                                     (9,441,638)
                                                        ----------------
TOTAL STOCKHOLDERS' EQUITY                                       710,825
                                                        ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $        4,394,355
                                                        ================
The accompanying notes are an integral part of these consolidated financial statements.

                    NEXIA HOLDINGS, INC. AND SUBSIDIARIES
      Consolidated Statements of Operations and Other Comprehensive Loss
                                 (Unaudited)


                                           Three Months Ended         Nine Months Ended
                                              September 30              September 30
                                           2003          2002         2003         2002
                                        ----------    ----------   ----------   ----------
Revenue                                               (Restated)                (Restated)
  Consulting revenue                    $  145,869    $   20,996   $  256,702   $  166,167
  Rental revenue                           107,426       126,493      346,650      514,165
                                        ----------    ----------   ----------   ----------
Total Revenue                              253,295       147,489      603,352      680,332

Costs of Revenue
  Costs associated with consulting         323,116         6,266      427,486      454,534
  revenue
  Costs associated with rental revenue      71,255        79,016      241,761      312,465
  Interest associated with rental           36,110        30,805      187,097      186,761
  revenue
                                        ----------    ----------   ----------   ----------
Total Costs of Revenue                     430,481       116,087      856,344      953,760

Gross Profit (Deficit)
  Gross profit (deficit) from            (177,247)        14,730    (170,784)    (288,367)
  consulting operations
  Gross profit (deficit) from real              61        16,672     (82,208)       14,939
  estate operations
                                        ----------    ----------   ----------   ----------
Gross Profit (Deficit)                   (177,186)        31,402    (252,922)    (273,428)

Expenses
  General and administrative expense        88,231        91,446      112,591      335,803
  Impairment of marketable securities            -             -        5,022            -
                                        ----------    ----------   ----------   ----------
Total Expenses                              88,231        91,446      117,613      335,803
                                        ----------    ----------   ----------   ----------

Operating Loss                           (265,417)      (60,044)    (370,605)    (609,231)

Other Income (Expense)
  Interest income                                7         1,581        2,092          284
  Gain (loss) on sale of property and        4,510             -      (5,449)    (100,701)
  equipment
  Gain on sale of subsidiaries                   -             -      279,268            -
  Gain (loss) on sale of marketable         20,773      (89,016)      (6,840)    (116,394)
  securities
  Other income                                (13)        23,715       42,841     (10,917)
                                        ----------    ----------   ----------   ----------
Total Other Income (Expense)                25,277      (63,720)      311,912    (227,728)
                                        ----------    ----------   ----------   ----------

Loss Before Minority Interest            (240,140)     (123,764)     (58,693)    (836,959)

     Minority Interest in Loss               2,293        20,974       23,308      121,472
                                        ----------    ----------   ----------   ----------

Net Loss Before Discontinued Operations  (237,847)     (102,790)     (35,385)    (715,487)

  Loss from discontinued operations              -      (69,698)     (83,611)    (149,432)
                                        ----------    ----------   ----------   ----------

Net Loss                                 (237,847)     (172,488)    (118,996)    (864,919)

Other Comprehensive Loss
  Change in unrealized holding loss       (16,073)     (549,939)      (1,715)    (699,215)
                                        ----------    ----------   ----------   ----------

Total Comprehensive Loss                $ (253,920)   $ (722,427)   $(120,711) $(1,564,134)
                                         ==========    ==========   ==========  ==========

Net Loss Per Common Share, basic and
diluted
  Loss before minority interest         $   (0.00)    $   (0.00)   $   (0.00)   $   (0.00)
  Minority interest in loss                 (0.00)        (0.00)       (0.00)       (0.00)
                                        ----------    ----------   ----------   ----------
  Loss before discontinued operations       (0.00)        (0.00)       (0.00)       (0.00)
  Loss on discontinued operations           (0.00)        (0.00)       (0.00)       (0.00)
                                        ----------    ----------   ----------   ----------
  Net loss per weighted average
  common share outstanding              $    (0.00)   $   (0.00)   $   (0.00)   $   (0.00)
                                        ==========    ==========   ==========   ==========

                                        ==========    ==========   ==========   ==========
  Weighted average shares outstanding  322,217,434   310,303,000  315,808,987  296,469,000
  basic and diluted
                                        ==========    ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements

                   NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                          Nine Months Ended
                                                             September 30
                                                       ------------------------
                                                          2003          2002
                                                       -----------   ----------
Cash Flows From Operating Activities                                 (Restated)
  Net Income (loss)                                    $ (118,996) $  (864,919)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
     Loss from discontinued operations                      83,611      149,432
      Loss from sale of investments                          6,840      289,388
      (Gain) loss from sale of property and equipment        5,449      100,701
      (Gain) loss from sale of subsidiaries              (279,268)
      Impairment of marketable securities                    5,022            -
      Change in minority interest                        (210,057)     (29,393)
      Depreciation                                         102,213      125,127
      Issued common stock for services                     247,150       20,500
      Changes in operating assets and liabilities:
         Increase in restricted cash                     (194,473)    (227,242)
         Accounts and notes receivable                     (8,145)    (126,768)
         Related party receivables                        (38,118)    (129,578)
         Prepaid expenses                                   16,523       41,585
         Other assets                                        7,846            -
         Accounts and notes payable                         95,719       69,318
         Unearned rent                                    (44,010)       68,183
         Deferred revenue                                  (6,388)            -
         Refundable deposit                                 12,083            -
         Accrued liabilities                               (1,854)    (145,094)
                                                       -----------   ----------
Net Cash Used by Operating Activities                    (318,853)    (658,760)

Cash Flows From Investing Activities                                          -
   Proceeds from sale of securities                         11,717      193,702
   Purchase of property and equipment                     (28,419)    (420,052)
   Proceeds from sale of property and equipment              6,714      391,539
   Net cash received (distributed)in
   acquisition (sale) transaction                         (15,351)       18,545
   Purchase of marketable securities                       (5,890)     (82,088)
                                                       -----------   ----------
Net Cash Provided (Used) by Investing Activities          (31,229)      101,646

Cash Flows from Financing Activities
   Proceeds from long term debt                            968,675      465,466
   Principal payments on notes and mortgages payable     (682,686)     (89,822)
   Purchases of treasury stock                                   -     (15,949)
                                                       -----------   ----------
Net Cash Provided by Financing Activities                  285,989      359,695
                                                       -----------   ----------

Increase (Decrease) in Cash                               (64,093)    (197,419)

Cash at Beginning of Period                                108,821      295,343
                                                       -----------   ----------
Cash at End of Period                                $      44,728 $     97,924
                                                       ===========   ==========

Supplemental Disclosures
  Interest paid in cash                              $     187,097 $    132,515
  Income taxes paid in cash                          $           - $          -

Supplemental Disclosure of Non-Cash Investing and Financing Activities
----------------------------------------------------------------------
 Common stock issued for loan costs                  $      50,000 $          -
 Office equipment acquired through capital lease     $      19,815 $          -

 Common stock issued for services                    $     247,150 $     20,500

The accompanying notes are an integral part of these consolidated financial statements

                   NEXIA HOLDINGS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                            September 30, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited consolidated financial statements are those of Nexia Holdings, Inc. and Subsidiaries (the Company) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2003 are not indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - GOING CONCERN

         The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through September 30, 2003 of $9,441,638 and a working capital deficit of $264,981 all of which raises substantial doubt about the Company's ability to continue as a going concern.

         Primarily, revenues have not been sufficient to cover the Company's operating costs. Management's plans to enable the Company to continue as a going concern include the following:
         o Increasing revenues from rental properties by implementing new marketing programs.
         o Making certain improvements to certain rental properties in order to make them more marketable.
         o Reducing negative cash flows by selling rental properties that do not at least break even.
         o Refinancing high interest rate loans.
         o Increasing consulting revenues by focusing on procuring clients that pay for services rendered in cash or highly liquid securities.
         o Reducing expenses through consolidating or disposing of certain subsidiary companies.
         o Raising additional capital through private placements of the Company's common stock.
         o Paying for services through the issuance of common stock instead of cash.

         There can be no assurance that the Company can or will be successful in implementing any of its plans or that they will be successful in enabling the company to continue as a going concern. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                    Notes to the Consolidated Financial Statements
                               September 30, 2003


NOTE 3 -     MATERIAL EVENTS

         During July 2003, the Company's majority owned subsidiary, Hudson sold its interest in Unit B112 of the Timberbrook Condominiums in Iron County, Utah. The purchase price of the unit was $48,000 which resulted in a profit to Hudson of approximately $4,500.

         On July 21, 2003, the Company issued 5,000,000 shares of S-8 common stock to outside parties for services rendered valued at $10,000, or $0.002 per share, the market price on the date of grant.

         During August, 2003, the Company signed a Binding Letter of Intent to acquire Black Chandelier, Inc. (BCI) a newly formed corporation, which owns the licensing rights and controls the Los Angeles based clothing labels Jared Gold and Black Chandelier. The Company intends to acquire a 100% interest in BCI for Five Million (5,000,000) shares of its restricted common stock. BCI assets include several trade marks, a large volume of perfected digital patterns, sample shop equipment, a library of silk screens, websites and domain names, a large archive of past collection and spec samples, and digital artwork for screen prints. The consummation of the acquisition has been delayed until certain trade creditors' claims are resolved.

         During August, 2003, the Company signed a 6 month contract with The Company Reporter Inc. for investor relations services in exchange for 3,000,000 shares of its restricted common stock valued at $9,000, or $0.003 per share, the market price on the date of grant. The Company Reporter, Inc. is a full service investor relations firm specializing in growth stocks.

         During September, 2003, the Company issued 17,550,000 shares of S-8 common stock to employees for services rendered valued at $228,150, or $0.013 per share, the market price on the date of grant.

 NOTE 4 -     SUBSEQUENT EVENTS

          On November 10, 2003, Nexia executed a Stock Exchange Agreement with Richard Bailey and Jeffrey Gray to acquire 90% ownership of Creative Marketing Group, Inc., (CMG) which holds 100% ownership of Creative Filter Solutions, LLC (CFS). CMG and CFS hold two license agreements with Sunbeam Products, Inc. (Sunbeam) to market ground coffee and coffee filters under the Mr. Coffee brand name.

          The Stock Exchange Agreement (Agreement) provides that in exchange for the assignment and transfer to Nexia of their interests in CMG, Nexia will issue to Mr. Bailey and Mr. Gray shares of its Series A Convertible Preferred Stock (Preferred Stock). In exchange for Bailey's 80% ownership of CMG he will receive 5,100,000 shares of Preferred Stock and for Mr. Gray's 10% ownership he will receive 1,000,000 shares of Preferred Stock. Each share of Preferred stock is entitled to voting rights equal to 100 shares of the common stock of Nexia and has a conversion right into $10 worth of common stock.

                    NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                           September 30, 2003

NOTE 5 -     RESTATEMENT OF PRIOR PERIOD RESULTS

        The amounts reflected in the statement of operations and statement of cash flows for the period ended September 30, 2002 have been restated to account for the merger transaction between Nexia and Axia that occurred on February 15, 2002, as a reverse acquisition. The transaction was previously accounted for as a merger between entities under common control. As such, the operations and cash flows previously included those of Nexia for the six months ended September 30, 2002 and those of the acquired entities (Diversified Holdings I, Wichita Development Corporation, Wasatch Capital Corporation, Downtown Development Corporation, Golden Opportunity Development Corporation, and Canton Tire Recycling of West Virginia, Inc.) from the date of the acquisition, February 15, 2002, through September 30, 2002. The restated amounts, accounting for the transaction as a reverse merger, reflect the operations and cash flows of the accounting acquirer (Diversified Holdings I, Wichita Development Corporation, Wasatch Capital Corporation, Downtown Development Corporation, Golden Opportunity Development Corporation, and Canton Tire Recycling of West Virginia, Inc.) for the three months ended September 30, 2002 and those of Nexia from the date of acquisition, February 15, 2002, through September 30, 2002. The table below reflects the change in revenues, net loss, and net loss per share due to this restatement:
        .

                      Nine Months Ended September 30, 2002
                        (Restated) (Originally Reported)

        Revenues              $   680,332             $  622,804
        Net loss              $  (864,919)            $ (744,943)
        Net loss per share    $      (.00)            $     (.00)

                    NEXIA HOLDINGS, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements
                             September 30, 2003


NOTE 6 -    DISCONTINUED OPERATIONS

        On June 30, 2003, the Company sold its interest in Wichita Development Corporation (Wichita) and its subsidiaries Salt Lake Development and Wichita Properties to Diversified Financial Resources Corporation. As a result, the operations of Wichita have been reflected as discontinued operations. The following is a summary of the loss from discontinued operations:

                             For the nine months ended
                                   September 30,
                             --------------------------
                                2003           2002
                             ----------    ------------
Revenues                  $    82,005   $    244,340
Costs of Revenue              150,188        320,407
                             ----------    ------------
Gross Deficit                 (68,183)       (76,067)
Total Operating Expenses       17,399         69,233
                             ----------    ------------
Operating Loss                (85,582)      (145,300)
Total Other Income (Expense)   1,971         (4,132)
                             ----------    ------------
Net Loss                      (83,611)      (149,432)
                             ==========    ============

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

 Nexia operates in two primary areas of business: Nexia acquires, leases and sells real estate; and, Nexia provides financial consulting services. The following discussion examines Nexia's financial condition as a result of operations for the nine months ended September 30, 2003, and compares those results with the comparable period from last year.

 The amounts reflected in the statement of operations and statement of cash flows for the period ended September 30, 2002 have been restated to account for the merger transaction between Nexia and Axia that occurred on February 15, 2002 as a reverse acquisition. See footnote 5 to the consolidated financial statements.

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

 Nexia recorded rental revenues of $107,426 and $346,650 for the three and nine months ended September 30, 2003 respectively, as compared to $124,493 and $514,165 for the same periods in 2002. The decrease in rental revenues was due to a significant decrease in occupancy rates in the Glendale shopping center.

 Nexia had a gain from real estate operations of $61 and a loss of $82,208 for the three and nine months ended September 30, 2003, compared to gains of $16,672 and $14,939 for the same periods in 2002. The increase in loss is attributable primarily to the decrease in occupancy.

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

 Consulting Operations

 Nexia, through its majority owned subsidiary, Hudson Consulting Group, Inc., ("Hudson") provides a variety of financial consulting services to a wide range of clients. The primary service performed by Hudson involves assisting clients in structuring mergers and acquisitions. This includes locating entities suitable to be merged with or acquired by Hudson's clients, as well as providing general advice related to the structuring of mergers or acquisitions. Hudson also assists clients in restructuring their capital formation, advises with respect to general corporate problem solving and provides shareholder relations services designed to expose its clients to the investment community.

 Nexia's consulting subsidiary generates revenues through consulting fees payable in the client's equity securities, cash, other assets or some combination of the three. The primary form of compensation received is the equity securities of clients. When payment is made in the form of restricted equity securities, the number of shares to be paid is usually dependent upon the price of the client's common stock (if such price is available) and the extent of consulting services provided. When stock is received as payment it is booked as deferred revenue at its currently quoted market value. After the stock is sold, it is then booked as revenue.

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

 Revenues from Nexia's financial consulting operations increased for the quarter ended September 30, 2003, as compared to the comparable period in 2002. Nexia recorded $145,869 and $256,702 in revenues for the three months and nine months ended September 30, 2003, respectively, from its financial consulting operations as compared to $20,996 and $166,167 for the same periods of 2002. Nexia experienced a loss from consulting operations of $177,247 for the three months ended September 30, 2003, and a loss of $170,784 for the nine months ended September 30, 2003 as compared to a gain of $14,730 for the three months ended September 30, 2002 and a loss of $288,367 for the nine months ended September 30, 2002.

 Company Operations as a Whole

 Revenues

 Gross revenues for the three and nine month periods ended September 30, 2003, were $253,295 and $603,352 respectively as compared to $147,489 and $680,332 for the same periods in 2002. The decrease in nine month revenues of $76,980 is due to the issues stated above.

 Losses

 Nexia recorded operating losses of $265,417 and $370,605 for the three and nine month periods, respectively ended September 30, 2003, compared to losses of $60,044 and $609,231 for the comparable periods in the year 2002.

 Nexia recorded net losses of $237,847 and $118,996 for the three and nine months ended September 30, 2003, as compared to net losses of $172,488 and $864,919 for the same periods in the previous year. The decreased losses are attributable primarily to the gain on the sale of Wichita as well as cost cutting efforts implemented by Nexia.

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

 Expenses

 General and administrative expenses for the three and nine months ended September 30, 2003, were $88,231 and $112,591, respectively, compared to $91,446 and $335,803 for the same periods in 2002. The decrease in expenses is due to cost-cutting measures implemented by Nexia.

 Depreciation and amortization expenses for the nine months ended September 30, 2003 and September 30, 2002, were $102,213 and $125,127, respectively. The decrease was due primarily to the permanent impairment of one of Nexia's properties for the year ended December 31, 2002, which therefore caused a significant decrease in its depreciable base, as well as the sale of its former subsidiary Wichita Development Corporation, on June 30, 2003.

 Capital Resources and Liquidity

 On September 30, 2003, Nexia had current assets of $1,009,831 and $4,394,355 in total assets. Nexia had a net working capital deficit of $264,981 at September 30, 2003. The working capital deficit is due primarily to mortgages which will or may come due in the next twelve months based on call provisions presented in the mortgages.

 Net cash used in operating activities was $318,853 for the nine months ended September 30, 2003, compared to $658,760 for the nine months ended September 30, 2002.

 Cash used by investing activities was $31,229 for the nine months ended September 30, 2003, compared to cash flow provided by investing activities of $101,646 for the same period in 2002.

 Cash provided by financing activities was $285,989 for the nine months ended September 30, 2003, compared to $359,695 for the nine months ended September 30, 2002.

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

 Property Taxes
 Nexia's real property is subject to real property taxes. The real property taxes may increase or decrease as property tax rates change and as the property is assessed or reassessed by taxing authorities. If property taxes increase, Nexia's operations could be adversely affected.

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

 Hudson Consulting Group, Inc. v. Ohana Enterprises, Inc., Isaac P. Simmons, Kathryn A. Christmann, Gerard Nolan, David Cronshaw, Interactive Ideas, Jonathan Thomas and Phillip Crawford. Suit was filed on March 17, 2003 in the Third Judicial District Court in and for Salt Lake County, State of Utah, Case No. 030905949. Suit was filed by Hudson to seek payment under an August 27, 2002 Stock Purchase Agreement, wherein the named defendants purchased a controlling interest in a Delaware corporation known as Torchmail Communications, Inc. which changed its name subsequent to the transfer to Ohana Enterprises, Inc. The total sales price was $300,000 of which only the first $100,000 has been paid. The defendants have claimed that Hudson misrepresented the status of Ohana prior to the transfer and are denying any further obligation to make payments. Suit has been filed and attempts are ongoing to resolve the dispute through either the return of control of the corporation or through payment of the outstanding obligation. Six of the defendants have made an appearance in case filing a counterclaim and naming Axia Group, Inc., Richard Surber, Ed Haidenthaller and Ruairidh Campbell as third party defendants. Hudson denies any misrepresentation with regard to the corporation and its status and believes that the claims of the defendants are an attempt to alter the terms of the written agreement. Hudson, Surber and Axia have filed a response to the counterclaims denying any wrongdoing and asserting their defenses to the claims asserted by the defendants. Discovery and settlement discussions are both ongoing at the present time.

 Interbay Funding, LLC v. Wichita Development Corporation and Richard D. Surber. Suit was filed on May 21, 2003 in the District Court of Sedgwick County, Kansas, Case No. 03CV2074. The suit seeks to foreclose on the mortgage held by Interbay Funding on the office building operated by Wichita Development in Wichita, Kansas. The suit alleges that mortgage payments are delinquent as of and from February 1, 2002 and that the sum of $270,470.57 is sought to satisfy the outstanding mortgage on the building. The claims alleged in this suit have been resolved and the litigation has been dismissed.

 Subsequent to the end of the quarter ending September 30, 2003 the following legal matter was resolved:

 Hudson Consulting Group, Inc. v. Technical Ventures, Inc. Suit was filed by Hudson Consulting Group, Inc. on October 10, 2001 against Technical Ventures, Inc. in the Third Judicial District Court of Salt Lake County, State of Utah, and assigned civil cause No. 010908909. Hudson has filed suit seeking recovery of fees owed to it arising from an Advisory Agreement entered into in July of 1999. The suit alleges that 575,000 shares of Technical Ventures, Inc. common stock has not been delivered to Hudson as required by the agreement. The parties have agreed to a mutual dismissal and release of all claims and have submitted to the court for entry an agreed Order to Dismiss the litigation with prejudice. Each party has agreed to pay their own costs arising from the litigation.

 ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

 On August 25, 2003, Nexia issued Three Million (3,000,000) shares of common stock to The Company Reporter, Inc. in exchange for a six-month contract for investor relations services. The Company Reporter Inc. is a full service investor relations firm specializing in growth stock. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

 On November 7, 2003, Nexia approved for filing with the Secretary of State for Nevada a "Certificate of Determination of the Rights and Preferences of Preferred Stock of Nexia Holdings, Inc." This document sets forth and designates the rights and privileges of the Preferred Stock of Nexia that is designated as

 Series A Convertible Preferred Stock and authorized in the amount of 10,000,000 shares, out of the total number of 50,000,000 preferred shares authorized by Nexia's Articles of Incorporation.

 The Series A Convertible Preferred Stock is designated as having a par value of $0.001 per share and designated as senior to the Common Stock of Nexia. In the event of liquidation the shares have a priority right to $10.00 per share in any distribution as a result of liquidation. These shares are given the same voting rights as Common Shares on a one hundred-for-one basis.

 Rights to dividends are granted to the Series A Convertible Preferred Stock equal to those of the Common Stock, when, as and if declared by the Directors of Nexia, to be paid in cash or in common stock equal to market value at the election of the Company. Conversion rights into shares of Common Stock are given to the Series A Convertible Preferred Stock based upon that number of shares of the Company's Common Stock equal in market value to $10.00 at the time of conversion.

 The information provided herein above is merely a synopsis of the basic terms of the determination document referenced above, which descriptions are qualified in their entirety by the terms of the document itself, which document is attached hereto as an exhibit and thereby incorporated herein by reference.

 ITEM 5.    OTHER INFORMATION

 During the quarter ending September 30, 2003, Nexia's subsidiary, Hudson Consulting Group, Inc.,temporarily discontinued cash payments to its employees.

 Consequently, Nexia has relied upon the issuance of S-8 shares to pay certain employees and consultants. On July 21, 2003, Nexia issued 5,000,000 shares of S-8 common stock to Jared Gold for services rendered valued at $10,000, or $0.002 per share, the market price on the date of grant. In September, 2003 Nexia issued 17,550,000 shares of its common stock to employees under its S-8 Registration Statements for its Employee Benefit Plans. Michael Golightly, an attorney employed by the Company was issued 7,550,000 shares as compensation for past services to the Company and in partial settlement of obligations related to his employment. Shane Stone, serving as accounting manager for the Company was issued 10,000,000 shares as compensation for his services in working on financial and quarterly reports for the Company and in partial settlement of obligations related to his employment.


 ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 9 of this Form 10-QSB, and are incorporated herein by this reference.

 (b) Reports on Form 8-K During the period covered by this report, Nexia filed several Form 8-K reports.

      1) On July 18, 2003, the Company filed a Form 8-K announcing that it had entered into a Stock Purchase Agreement with Diversified Financial Resources Corporation on June 30, 2003.

      2) On July 30, 2003, the Company filed a Form 8-K/A restating and clarifying information related to its change of certifying independent auditors on March 24, 2003.

      3) On November 10, 2003, the Company filed a Form 8K disclosing the rights of certain preferred shares set forth pursuant to a Certification of Designation.

                                   SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of November 2003.



 Nexia Holdings, Inc.
/s/ Richard Surber
--------------------------
Richard Surber, President and Director

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

 Material Contracts

 10(i)      *           Stock Purchase Agreement with Diversified Financial
                        Resources Corporation dated June 30, 2003, providing for the transfer of control of Wichita Development
                        Corporation and Salt Lake Development Corporation
                        (incorporated from Exhibit 10(i) to Nexia's Form 10-QSB as filed with the Securities and Exchange Commission on September 19,2003).

 10(ii)     13          Advisory Agreement between Nexia and Jared Gold dated
                        August 12,2003.

 99(i)      *           Certificate of Determination of the Rights and
                        Preferences of Preferred Stock of Nexia Holdings, Inc.
                        (incorporated by reference from Exhibit 4 to Nexia's
                        Form 8K filed on November 10, 2003 with the Securities and Exchange Commission).

 Certifications

 31(i)      11          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS
                        ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-
                        OXLEY ACT OF 2002.

 32(i)      12          CERTIFICATION PURSUANT TO 18 U.S.C.ss.1350 AS ADOPTED
                        PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT
                        OF 2002.

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

   (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 12, 2003


/s/ Richard Surber
--------------------------------
Richard Surber the President, CEO & CFO of Nexia Holdings, Inc.

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

            2003 by and between Jared Gold whose address is XXXXXXXXXXXXX, Salt Lake City, UT XXXXX ("Advisor") and Nexia Holdings, Inc., a corporation with its offices located 268 West 400 South, Salt Lake City, Utah 84101 (the "Company").

WHEREAS, Advisor has experience in both high-end and junior market apparel design.
            Advisor also maintains extensive resources in promotional design and distribution, large scale promotional events, and all aspects of clothing manufacture, conversion, and shipping.

WHEREAS, the Company desires to retain Advisor to advise and assist the Company in its efforts to manage the Jared Gold/Black Chandelier Labels for Nexia Holdings, Inc. on the terms and conditions set forth below.

            agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Company, and Advisor agree as follows:

1.  Engagement

The Company hereby retains Advisor, effective as of the date hereof ( the "Effective Date") and continuing for a period of twelve (12) months, as provided herein, to assist the Company in its efforts to develop the Clothing Labels (the "Services").
o Design clothing: at least two collections per year for both collections. Black Chandelier- jeans and t-shirts Jared Gold - high end and luxury goods
o Oversee pattern making, fitting, corrections, and production fit
o Design screen prints as well as other treatments and conversions
o Design promotional implements and press releases
o Organize and maintain marketing and sales  teams
o Oversee costing and acquisitions of goods and equipment
o Design and direct web sites and internet marketing o Oversee product placement and distribution
o Manage both creative and production staffs
o Organize and produce runway shows and promotional events

The Services are to be provided on a "best efforts" basis directly and through Advisor's officers or others employed or retained and under the direction of Advisor ("Advisor's Personnel");

This Agreement shall have an initial term of twelve (12) months (the "Primary Term"), commencing with the Effective Date. At the conclusion of the Primary Term this Agreement may be extended by mutual consent of the parties on such terms as to which they may mutually agree.

Advisor shall allocate time and Advisor's Personnel as it deems necessary to provide the
                                        13

Services. The particular amount of time may vary from day to day or week to week. Additionally, in the absence of willful misfeasance, bad faith, negligence or reckless disregard for the obligations or duties hereunder by Advisor, neither Advisor nor Advisor's Personnel shall be liable to the Company or any of its shareholders for any act or omission in the course of or connected with rendering the Services.

The Company agrees to pay to Advisor, as a fee and for services rendered pursuant to this agreement, a total of Five Million (5,000,000) shares of the common stock of the Company which shall be issued without restriction pursuant to an S-8 registration as an initial retainer. With respect to the above referenced issuances, the Company stipulates that shares are being issued for services that were not in connection with the offer or sale of securities in a capital-raising transaction, and do not directly, or indirectly, promote or maintain a market for the Company's securities. The Company further stipulates that Jared Gold is not an officer, director, or otherwise control person of the Corporation. Upon Nexia's aquiring Black Chandelier Inc., Mr. Gold and the company agree that he will be entitled to 25% of the net profits generated by Black Chandlier Inc. This agreement will span the duration of 12 months unless otherwise agreed to by both parties in writing.

The Services provided by Advisor or Advisor's Personnel hereunder will be performed at Advisor's offices except as otherwise mutually agreed by Advisor and the Company.

Advisor and Advisor's Personnel will act as an independent contractor in the performance of its duties under this Agreement. Accordingly, Advisor will be responsible for payment of all federal, state, and local taxes on compensation paid under this Agreement, including income and social security taxes, unemployment insurance, and any other taxes due relative to Advisor's Personnel, and any and all business license fees as may be required. This Agreement neither expressly nor impliedly creates a relationship of principal and agent, or employee and employer, between Advisor's Personnel and the Company. Neither Advisor nor Advisor's Personnel are authorized to enter into any agreements on behalf of the Company.

This Agreement neither expressly nor impliedly creates a relationship of principal and agent between the Company and Advisor, or employee and employer as between Advisor's Personnel and the Company.

Subject to the provisions herein, the Company and Advisor agree to indemnify, defend and hold each other harmless from and against all demands, claims, actions, losses, damages, liabilities, costs and expenses, including without limitation, interest, penalties and attorneys' fees and expenses asserted against or imposed or incurred by either party by reason of or resulting from any action or a breach of any representation, warranty, covenant, condition, or agreement of the other party to this Agreement.

9.  Remedies

Advisor and the Company acknowledge that in the event of a breach of this Agreement by either party, money damages would be inadequate and the non-breaching party would have no adequate remedy at law. Accordingly, in the event of any controversy concerning the rights or obligations under this Agreement, such rights or obligations shall be enforceable in a court of equity by a decree of specific performance. Such remedy, however, shall be cumulative and nonexclusive and shall be in addition to any other remedy to which the parties may be entitled.

(A) Subsequent Events. Advisor and the Company each agree to notify the other party if, subsequent to the date of this Agreement, either party incurs obligations which could compromise its efforts and obligations under this Agreement.

(B) Amendment. This Agreement may be amended or modified at any time and in any manner only by an instrument in writing executed by the parties hereto.

(C) Further Actions and Assurances. At any time and from time to time, each party agrees, at its or their expense, to take actions and to execute and deliver documents as may be reasonably necessary to effectuate the purposes of this Agreement.

(D) Waiver. Any failure of any party to this Agreement to comply with any of its obligations, agreements or conditions hereunder may be waived in writing by the party to whom such compliance is owed. The failure of any party to this Agreement to enforce at any time any of the provisions of this Agreement shall in no way be construed to be a waiver of any such provision or waiver of the right of such party thereafter to enforce each and every such provision. No waiver of any breach of or noncompliance with this Agreement shall be held to be a waiver of any other or subsequent breach or noncompliance.

(E) Assignment. Neither this Agreement nor any right created by it shall be assignable by either party without the prior written consent of the other or as stated herein.

(F) Notices. Any notice or other communication required or permitted by this Agreement must be in writing and shall be deemed to be properly given when delivered in person to an officer of the other party, when deposited in the United States mails for transmittal by certified or registered mail, postage prepaid, or when deposited with a public telegraph company for transmittal, or when sent by facsimile transmission charges prepaid, provided that the communication is addressed:


(i) In the case of the Company:                Nexia Holdings, Inc.
                                               268 West 400 South, Suite 300
                                               Salt Lake City, Utah 84101
                                               Telephone: (801) 575-8073
                                               Telefax:: (801) 575-8092

(ii) In the case of Advisor:                   Jared Gold
                                               xxxxxxxxxx
                                               Salt Lake City, UT xxxx
                                               Telephone: (xxx) xxxxxxx
or to such other person or address designated in writing by the Company or Advisor to receive notice.

(G) Headings. The section and subsection headings in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

(H) Governing Law. This Agreement was negotiated and is being contracted for in Utah, and shall be governed by the laws of the State of Utah, and the United States of America, notwithstanding any conflict-of-law provision to the contrary.

(I) Binding Effect. This Agreement shall be binding upon the parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.

(J) Entire Agreement. This Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements, or understandings between the parties relating to the subject matter of this Agreement. No oral understandings, statements, promises, or inducements contrary to the terms of this Agreement exist. No representations, warranties, covenants, or conditions, express or implied, other than as set forth herein, have been made by any party.

(K) Severability. If any part of this Agreement is deemed to be unenforceable the balance of the Agreement shall remain in full force and effect.

(L) Counterparts. A facsimile, telecopy, or other reproduction of this Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument, by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device persuant to which the signature of or behalf of such party can be seen. In this event, such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of this Agreement as well as any facsimile, telecopy, or other reproduction hereof.

(M) Time is of the Essence. Time is of the essence of this Agreement and of each and every provision hereof.


IN WITNESS WHEREOF, the parties have executed this Agreement on the date above written.

        The "Company"                   "Advisor"
        Nexia Holdings, Inc.            Jared Gold
        A Nevada Corporation            An Individual

        By: /s/ Richard Surber          /s/ Jared Gold
        ----------------------          --------------
        Richard Surber, President       Jared Gold
        The "Company"                   "Advisor"