Form 10KSB
period 2003-12-31
NEXIA HOLDINGS INC
filed 2004-05-18
CIK 833209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-KSB

(Mark One)
   [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

   [  ] Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 (No fee required) for the transition period from         to        .
                                                            ---------  --------

     Commission file number: 33-22128-D
                             ----------

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
                               Yes    X                   No
                                    -----                    ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The issuer's total consolidated revenues for the year ended December 31, 2003 were $787,585.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $260,453 based on the average closing bid and asked prices for the Common Stock on May 12, 2004 of $0.002 per share.

On May 12, 2004, the number of shares outstanding of the registrant's common stock, $0.001 par value was 507,586,094., the number of shares of preferred stock, $0.001 par value was 5,100,000.

                              TABLE OF CONTENTS





                                                                            PAGE
                                    PART I


Item 1.       Description of Business..........................................2

Item 2.       Description of Property..........................................8

Item 3.       Legal Proceedings...............................................12

Item 4.       Submission of Matters to a Vote of Security-Holders.............13


                                    PART II

Item 5.       Market for Common Equity and Related Stockholder Matters........13

Item 6.       Management's Discussion and Analysis or Plan of Operation.......16

Item 7.       Financial Statements............................................23

Item 8.       Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure.............................24

Item 8A.      Controls and Procedures.........................................24

                                    PART III

Item 9.       Directors and Executive Officers................................24

Item 10.      Executive Compensation..........................................24

Item 11.      Security Ownership of Certain Beneficial Owners and Management..25

Item 12.      Certain Relationships and Related Transactions..................26

Item 13.      Exhibits, List and Reports on Form 8-K..........................27

Item 14.      Principal Accountant Fees and Services..........................28

                      Signatures..............................................29

                      Index to Exhibits.......................................31

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

General.

As used herein the terms "Company" and "Nexia" refer to Nexia Holdings, Inc., a Nevada corporation and its subsidiaries and predecessors. Nexia was incorporated under the laws of the State of Colorado on April 20, 1987. Nexia has undergone several name changes since its organization. The Company moved its domicile to the State of Nevada on October 5, 2000, by merging with a Nevada corporation established for the purpose of facilitating the change of domicile. Nexia has been involved in several previous business activities, all of which were discontinued in February of 1998. On August 29, 2000, the Company became a holding company by purchasing a majority interest in Wichita Development Corporation ("Wichita"), whose primary business function became real estate operations. The shares held in Wichita were subsequently spun-off to Company shareholders in January of 2001 on a pro rata basis.

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

On June 30, 2003, Nexia sold its interest in Wichita Development Corporation (Wichita) and its subsidiaries Salt Lake Development Corporation and Wichita Properties to Diversified Financial Resources Corporation ("DFRC"). The agreement provides that Nexia transfer to DFRC 100% of all shares that Nexia held in Wichita (86,795,794) in exchange for among other things, a promissory note in the sum of $150,000 and 1,148,251 restricted shares of the common stock of DFRC with a guaranteed resale value of $1.00 per share, whereby, within 36 months of the sale, DFRC is bound to issue sufficient additional shares such that the total value at liquidation will equal $1,000,000. The Wichita common shares transferred to DFRC were approximately 83% of the issued and outstanding shares of Wichita. Control of Wichita included the ownership of Salt Lake Development Corporation, a subsidiary corporation of Wichita.

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

Our business model is to provide an expanded scope of financial, business, and investment oriented consulting services to select start-up companies and existing public companies. Specifically, the Company helps client companies by creating a series of infrastructure-based partnerships that take advantage of the Company's expertise in: uncovering private placement funding sources; strategic business planning; SEC registration documentation; "edgarization" of SEC forms and filings; transactional document preparation; clerical and record keeping assistance to clients; restructuring capital formation; identifying merger and acquisition opportunities.

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

The Company charges clients monthly or predetermined fees which vary in both amount and form. Acceptable payments include cash, securities of the client corporation, other assets, or some combination of the three. This payment arrangement allows many organizations, especially start-up ventures and those experiencing financial difficulties, to obtain the Company's services without draining necessary cash resources. However, accepting stock as compensation occasionally impairs the Company's cash flow, and for this reason acceptable payments and the size of payments the Company charges for its services vary with the volatility of the clients' securities, the amount and nature of work involved, and the expenses related to the services being rendered.

Entities from many different industries employ the Company's consulting services. The decision to accept a prospective client depends on the client's financial stability, the type of services needed, and the compensation format. A key to the Company's success is management's ability to improve and maintain its client base and successfully liquidate its compensation.

Real Estate Investment

The combined statements of operations, stockholders equity and cash flows for the year ended December 31, 2003 include only the real estate operations of Diversified Holdings - I, Inc., Golden Opportunity Development Corporation, Downtown Development Corporation, Wasatch Capital Corporation, Kearns Development Corporation, West Jordan Real Estate Holdings, Inc., Canton's Wild Horse Ranch II, Inc., Oasis International Hotel & Casino, Inc., Canton Industrial Corporation of Salt Lake City, Inc., and Canton Tire Recycling of West Virginia, Inc. (collectively referred to as the 'entities'). Pursuant to the recapitalization of the Company on February 15, 2002, these entities have been treated as the acquiring entities for accounting purposes. The Company is the surviving entity for legal purposes. Because the recapitalization involved entities under common control, Interpretation 39 requires that there be no adjustment to the carrying values of the assets or liabilities at the date of the recapitalization.

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

Organization

The following chart shows the companies currently owned by Nexia Holdings, Inc., including a consulting company, four holders of real estate and four companies that no longer have operations:

                   [SEE ATTATCHED ORGANIZATIONAL FLOW CHART]

                            Nexia Holdings, Inc.
                            (A Holdings Company)
                                     =
                                     =
                         Diversified Holdings I, Inc.
                             (A Holdings Company)
                                     =
   Hudson Consulting Group,          =        West Jordan Real Estate
             Inc.--------------------=----------- Holdings, Inc.
     (A Consulting Firm)             =             (Real Estate)
                                     =
                                     =
Wasatch Capitol Corporation          =          Kearns Development
        Corporation -----------------=----------- (Real Estate)
       (Real Estate)                 =
                                     =
 Kearns Development Corporation      =            Golden Opportunity
       (Real Estate) ----------------=--------- Development Corporation
                                     =         (An Inactive Corporation)
                                     =
                                     =
Canton Industrial Corporation        =        Canton's Wild Horse Ranch II,
       Of Salt Lake City ------------=-----------        Inc.
    (An Inactive Corporaion)         =          (An Inactive Corporation)
                                     =
 Oasis International Hotel &         =        Canton Tire Recycling of West
            Casino, Inc. ------------=------------  Virginia, Inc.
  (An Inactive Corporation)                    (An Inactive Corporation)

The Company also has a substantial interest in approximately 14 shell companies. The Company intends to provide assistance in finding operations for these companies through reverse mergers with operating companies. The value of these companies cannot be determined at this time in light of the fact that: 1) no substantial assets are currently in the companies; 2) The Company has identified no business opportunities for these companies; and 3) The Company's shareholding in these entities are illiquid in light of recent rule changes on the resale of securities in blank check companies. The Company and its president have assisted in filing Form 10-SB's to enable these companies to become fully reporting under the Securities Exchange Act of 1934. Each of these entities is currently delinquent in its required filings with the Securities and Exchange Commission. The Company's president now also holds a substantial interest in these entities.

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

Competition

The Company expects to be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There are numerous entities in both the real estate markets in which the Company currently owns property and in the financial consulting area that would be in competition with the Company, though there are no dominant operations which the Company can identify as a continuing direct competitor to the Company's operations. There is no assurance that the Company will be successful in operating any business which it may acquire in the future.

Employees

The Company's subsidiaries have a total of 5 full time employees as of December 31, 2003. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and anticipates a need to engage at least two (2) additional employees.

During the quarter ending September 30, 2003, Nexia's subsidiary, Hudson Consulting Group, Inc., temporarily discontinued cash payments to its employees. Consequently, Nexia has relied upon the issuance of S-8 shares to pay certain employees and consultants. On July 21, 2003, Nexia issued 5,000,000 shares of S-8 common stock to Jared Gold for services rendered valued at $10,000, or $0.002 per share, the market price on the date of grant. In September, 2003 Nexia issued 17,550,000 shares of its common stock to employees under its S-8 Registration Statements for its Employee Benefit Plans. Michael Golightly, an attorney employed by the Company was issued 7,550,000 shares as compensation for past services to the Company and in partial settlement of obligations related to his employment. Shane Stone, serving as accounting manager for the Company was issued 10,000,000 shares as compensation for his services in working on financial and quarterly reports for the Company and in partial settlement of obligations related to his employment.

On December 4, 2003, the Company's board of directors approved the delivery of options to purchase 1,600,000 shares of the Company's common stock to 8 employees of the Company for services rendered to the Company, the shares were authorized pursuant to the S-8 Registration Statement of the Company. Each employee received 200,000 shares.

On December 8, 2003, the Company's board of directors approved the delivery of options to purchase 4,000,000 shares of the Company's common stock to 8 employees of the Company for services rendered to the Company, the shares were authorized pursuant to the S-8 Registration Statement of the Company. Each employee received 500,000 shares.

Risk Factors
------------

You should carefully consider the following risks before making an investment in our Company. In addition, you should keep in mind that the risks described below are not the only risks that Nexia faces. The risks described below are all the risks that Nexia currently believes are material to our business. However, additional risks not presently known to us, or risks that we currently believe are not material, may also impair our business operations. You should also refer to the other information set forth in this Annual Report on Form 10-KSB, including the discussions set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as our financial statements and the related notes.

Nexia's business, financial condition, or results of operations could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the trading of our common stock could decline, and you could lose all or part of your investment.

Nexia's auditor's report on our financial statements includes an explanatory
----------------------------------------------------------------------------
paragraph with respect to substantial doubt existing about its ability to
-------------------------------------------------------------------------
continue as a going concern.
----------------------------

As of December 31, 2003, Nexia had incurred a loss from operations and had an accumulated deficit resulting from losses in prior years. As a result, its financial statements include a note stating that these conditions raise substantial doubt about its ability to continue as a going concern, but the financial statements do not include any adjustments that might result from this uncertainty.

Nexia may face significant competition.
---------------------------------------

There are numerous businesses, corporations, individuals and firms that are engaged in the type of business activities that Nexia is presently engaged in. Many of those entities are more experienced and possess significantly greater financial and personnel resources than Nexia currently has. While Nexia intends to be competitive with those entities, there can be no assurance that such will be the case.

Limited ability to market services and properties.
--------------------------------------------------

Due to the limited resources available to Nexia, the sales and marketing of our services and properties have been limited. Nexia's future success is dependent upon our ability to market and sell our services and properties with those limited resources.

Nexia is subject to compliance with securities law, which exposes it to
-----------------------------------------------------------------------
potential liabilities, including potential rescission rights.
-------------------------------------------------------------

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

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial exemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which we have relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

Additional Capital is Necessary to Implement Nexia's Business Plan.
------------------------------------------------------------------

Nexia does not believes that it has sufficient cash, cash equivalents and operating income to maintain its business at its existing level in 2004. Nexia will require significant new capital in order to execute its strategic plan and believes that this capital will only be available through an offering of shares of its common stock. Nexia's success in raising this capital will depend upon its ability to access equity capital markets and we may not be able to do so or to do so on acceptable terms. If it fails to obtain funds on acceptable terms, it will not be able to execute its strategic plan and would have to delay or abandon some or all of its plans for growth. If it is able to obtain funds, it believes that the terms of such arrangement will result in an offering that is highly dilutive to existing holders of shares of our common stock because of the price at which it would have to issue those shares and the large number of shares it would have to issue at those prices.

Need for Additional Specialized Personnel.
------------------------------------------

Although Nexia's management is committed to the business and continued development and growth of the business, the addition of specialized key personnel and persons to assist management in the expansion of Nexia's operations will be necessary. There can be no assurance that Nexia will be able to locate and hire such specialized personnel on acceptable terms.

There is no established, stable market for Nexia's common stock.
----------------------------------------------------------------

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

Volatility of Stock Price.
--------------------------

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

Penny stock regulations may impair Nexia's shareholders' ability to sell their
------------------------------------------------------------------------------
stock.
------

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

Any acquisitions that Nexia undertakes could be difficult to integrate, disrupt
-------------------------------------------------------------------------------
its business, dilute shareholder value and significantly harm its operating
---------------------------------------------------------------------------
results.
--------

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

Nexia is subject to various risks connected to the ownership of real property.
------------------------------------------------------------------------------

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

The public may read and copy any materials that are filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by the Company with the SEC have been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at: http://www.sec.gov. Information is also available on the Nexia website located at: http://www.nexiaholdings.com.

ITEM 2.           DESCRIPTION OF PROPERTY

Location and Description

Nexia acquired through its purchase of the former Axia subsidiaries the ownership or leasehold rights to industrial, commercial, warehouse, office, and undeveloped commercial and residential real estate. This acquisition of properties was not limited to any specific geographic area. Regardless of the type of property, future acquisitions will not be limited to any specific geographic area. At the end of 2003, Nexia owned, leased, or had interests in properties in Utah and West Virginia.

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

Description of Real Estate and Operating Data

Below is a list of the properties owned by Nexia and/or its consolidated subsidiaries as of December 31, 2003. Also included are any changes in the ownership status of such properties which have occurred between the end of 2003 and the filing of this Form 10-KSB. All references to current principal balances of encumbrances against the properties are as of December 31, 2003, only.

Commercial Properties
---------------------

Nexia's subsidiaries own interests in the four commercial properties described below.

Wasatch Capital Corporation ("Wasatch")

Wasatch, a 76.21% owned subsidiary of Nexia, owns the Wallace-Bennett Building, located at 55-65 West 100 South, Salt Lake City, Utah. The building is a 36,797 square foot, turn-of-the-century multi-story office building. Currently, only the ground level is suitable for rent as retail space. The ground level comprises 7,816 square feet or 21% of the building. During 2001, 1640 square feet of ground floor space having the address of 61-63 West 100 South was renovated for use as an art gallery. Total cost of the renovation was $45,193.86. In January 2002, 3,545 square feet of ground floor space having the address 65 West 100 South was renovated for use as a 2002 Winter Olympic demonstration space for the Greek Ministry of Culture. Total cost of these renovations was $94,473.56. A portion of that space is currently leased to Wasatch CD Exchange, a retail outlet for used music compact disks, for a monthly rental of $1,400.72 for 1,585 square feet of the space occupied during the Olympics, the balance of the space is occupied by a retail outlet for a monthly rental of $1,050 for the 1400 square feet utilized by the tenant.

On May 9, 2003, Wasatch refinanced the underlying loan package on the Wallace-Bennett Building. The terms of the new loan package provide for a loan in the total amount of $850,000, an interest rate on the loan of 7.5%, with monthly payments of $6,848. The loan has a term of three years, resulting in a due date of May 10, 2006. Of the loan proceeds $202,920 has been set aside for construction or capital improvements to the buildings securing the loan. In the event that direct benefits from improvements to the building cannot be realized from refurbishing the building this amount will be returned to the lender to pay down the existing loan. Wasatch intends to improve the upper floor space as office space and increasing the available tenant parking on the site and has recently signed agreement to have plans for this purpose developed. The balance due on the existing note on December 31, 2003 was $ 636,291.

Currently, the rentable space on the ground level is 100% occupied. The rented ground level space is leased to a restaurant (1,719 square feet ground floor, 864 square feet of basement space), two retail stores (912 square feet & 1400 square feet), a CD exchange retail outlet (1585 square feet) and an art gallery (1,640 square feet), 561 square feet are considered to be common area and not rentable. The tenants are responsible for all of their own utilities except water and sewer. Tenants also pay their pro-rata share of all other operating expenses as well as maintenance, janitorial services, insurance, and property taxes. The average annual effective rental for the rentable ground level space is $10.00 per square foot.

The additional stories above the ground floor cannot be used until they have been remodeled and rehabilitated. Wasatch has moved forward to have plans developed to remodel the second level of the east half of the building for use as office space. The cost for the project is estimated to be $190,000. The Company intends to fund labor costs for these improvement with shares of its common stock under the Company's 2004 Benefit Plan and intends to utilize bank financing for material costs.

Downtown Development, Corp. ("DDC") (f.k.a. A-Z South State, Corp.)

DDC, a 99.08% owned subsidiary of Nexia, owns a one story retail building located at 1374 South State Street, Salt Lake City, Utah, which it purchased on December 1, 1999 for $535,000. An all-inclusive trust deed in the amount of $400,000 was placed on the property requiring monthly payments of $4,231.38 with interest at 9.725% per annum. The balance owing at December 31, 2003 was $385,535. In December of 2002 DDC obtained permanent financing with Community First National Bank, the loan bears interest at the rate of 7.16% per annum, with monthly payments of $3,061. The building is 7,000 square feet, one story tall, and constructed in the late 1960's. A furniture store had a lease for 4,500 square feet leased at $3,800 per month through the end of the year 2003, this space is currently unoccupied. A bakery currently occupies 2,500 square feet of retail space under a lease in the building. DDC expended $34,100 through March 31, 2004, in renovations to the property, this figure does not include substantial improvements made by the tenant to the property. DDC has no immediate plans to improve the non- leased space. DDC believes the property is adequately insured. The retail space in the building competes for tenants with other retail space on State Street which is a commercial zone for over one mile in each direction from the property.

Kearns Development Corporation.  ("Kearns")

Kearns, a 90.7% owned subsidiary of Nexia, owns one office building located on West Sams Boulevard in Kearns, Utah (a suburb of the Greater Salt Lake area). The building contains approximately 11,709 square feet of total floor space in a single story. The building was purchased on November 29, 2000 for a total price of $750,000. The purchase was financed with a $625,000 first mortgage from Brighton Bank with an initial variable rate of 10.97% amortized over 25 years and monthly payments of $5,632, with a balance owing at December 31, 2002 of $615,012. The loan was personally guaranteed by Richard D. Surber, Nexia's President and C.E.O. This property was refinanced on January 10, 2003, a new mortgage in the sum of $660,000 was obtained from Community First Bank, an interest rate of 7.16% applies to the loan, monthly payments are $5,223 based upon a 20 year amortization with a balloon payment of the remaining balance due on January 10, 2013, however, the balance due may be called on demand. The balance owing on this loan as of December 31, 2003 was $ 645,024.

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

West Jordan Real Estate Holdings, Inc. ("West Jordan")

West Jordan, a 88.28% owned subsidiary of Nexia, operates the Glendale Plaza, a retail shopping plaza located at 1199 South Glendale Drive, Salt Lake City, Utah. West Jordan exercised an option to purchase the shopping plaza on June 22, 2001. The loan on the property was refinanced on June 30, 2002 for a total loan amount of $1,072,500 at the current interest rate of 8%, the loan is due on demand or monthly payments of $12,417 are due each month, as of December 31, 2003 the outstanding balance owed was $981,778. The sum of $69,000 has been set aside by Imperial Bank until such time as certain tenant occupancy goals are met.

The property contains 72,256 square feet of retail space and approximately 77% is leased to tenants. A national chain retail store occupies 10,080 square feet of the building. They are the only tenant of the Glendale Plaza which occupy more than ten percent of the premises. The Glendale Plaza generates approximately $207,000 in annual rental income as of December, 2003, or approximately $2.86 per square foot. Present plans are to continue to operate the building as a retail shopping plaza and to increase the average rental rate. Property taxes and assessments have been paid in full on the property. West Jordan is of the opinion that this property is adequately insured.

West Jordan has expended approximately $284,049 through March 31, 2004, in capital improvements to the Glendale property since its purchase. Substantial additional improvements are needed to improve rental rates which are currently significantly below area market rates. West Jordan is in the process of initiating such improvements. The Company has hired a contractor to begin work on certain renovations. The contractor has agreed to accept a combination of shares and options to purchase shares of the Company's common stock under its 2004 Benefit Plan. The material costs will be financed or covered by operating income.

Residential Properties
----------------------

One of Nexia's subsidiaries owns a interest in the residential properties described below.

Sale of Property Holdings Subsidiary

On June 30, 2003 Nexia sold its interest in Wichita Development Corporation (Wichita) and its subsidiaries Salt Lake Development Corporation and Wichita Properties to Diversified Financial Resources Corporation ("DFRC"). The agreement provided that Nexia transfer to DFRC 100% of all shares that Nexia held in Wichita (86,795,794) in exchange for among other things, a promissory note in the sum of $150,000 and 1,148,251 restricted shares of the common stock of DFRC with a guaranteed resale value of $1.00 per share, whereby, within 36 months of the sale, DFRC is bound to issue sufficient additional shares such that the total value at liquidation will equal $1,000,000. The number of Wichita common shares transferred to DFRC is approximately 83% of the issued and outstanding shares of Wichita. Control of Wichita includes the ownership of Salt Lake Development Corporation, a subsidiary corporation of Wichita.

Hudson Consulting Group, Inc. (Hudson)

Hudson, a 99.08% owned subsidiary of Nexia, owns a condominium unit located in close proximity to Brian Head Ski Resort and the surrounding resort town in southern Utah. Hudson acquired the condominium unit for investment purposes and has contracted with a management firm who rents the unit on a short-term basis. The unit is subject to a note with a current principal balance at December 31, 2003 of $29,617 and bearing an interest rate of 8.25% per annum. Monthly payments on the unit are $301. Hudson as of the date of this filing was in the process of marketing this unit for sale. Suit is currently pending against Hudson for unpaid owners fees on this unit in the sum of $10,679, Hudson intends to seek a compromise and settlement of this claim and thus cure the alleged default.

On April 22, 2003, Hudson transferred Unit A216 of the Brian Head North Condominiums to David Wolfson in exchange for Wolfson assuming all obligations of the condo, including taxes, owner's fees and the mortgage payment. As of December 31, 2003 Wolfson had ceased making payments on the property and Hudson is seeking to have the property returned to it in order to cure all past due obligations and return the condominium to management by Hudson.

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

Industrial Property
-------------------

One of Nexia's subsidiaries owned an interest in the industrial property described below.

Canton Tire Recycling West Virginia, Inc. ("CTR")

CTR, a 99.08% owned subsidiary of Nexia, owns the Parkersburg Terminal, located at 516 Camden Street, Parkersburg, West Virginia. The terminal is a former fuel transfer station. The property consists of 4.5 acres on a tributary of the Ohio River and includes a former oil storage facility and a warehouse with office space. There are no encumbrances on the property. The property has been vacant and unused since its acquisition. CTR is subject to competition in finding tenants or buyers for the property, and there is a substantial likelihood that the property will remain vacant for some time. CTR is of the opinion that this property is adequately covered by insurance. CTR has no present plans to renovate or improve the property and recognized impairment expense of $29,554 and $258,788 during the years ended December 31, 2003 and 2002 respectively.

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

On April 9, 2004, the property was sold for $1,816.70 in unpaid property taxes due on the property as a result of a clerical oversight. CTR will make an attempt to reacquire the property, if possible, for the cost of the back taxes and legal fees associated with the sale and any legal costs necessitated by that effort. The Company recognized a loss from disposition of $29,559 during the year ended December 31, 2003.

Undeveloped Land
----------------

Nexia, through its subsidiaries, owns approximately six (6) small parcels of undeveloped raw land in Utah and Kansas. There are currently no plans to develop these properties. If valid offers are received on these parcels, they may be sold. During 2003, the Company recognized an impairment expense of $173,966 on these parcels based on their assessed market value.

Insurance
---------

Nexia is of the opinion that each of these properties described above is adequately insured.

ITEM 3.           LEGAL PROCEEDINGS

The following cases may have a material impact on the Company:

State of West Virginia vs. Canton Tire Recycling West Virginia, Inc., Canton
----------------------------------------------------------------------------
Industrial Corporation and CyberAmerica Corporation - Suit was filed on August
---------------------------------------------------
14, 1998 in the Circuit Court of Wood County, Parkersburg, West Virginia as file no. 98 C 354 seeking the completion of clean up procedures for property owned by Canton Tire Recycling West Virginia, located in the city of Parkersburg. The state requested that certain waste material present on the site and any remaining material in the on site storage tanks be removed and that an oil/water separator located on the property be cleaned out. The Company and the State of West Virginia entered into a Consent Decree by which the Company agreed to submit and complete a Remediation and Sampling Work Plan and the payment of

$88,000 in fines and penalties ($8,000 has been paid, $20,000 was paid prior to May 31, 2000, similar payments were made in 2001 and 2002 and the final payment is due May 31, 2003.) The work required by the Remediation and Sampling Work Plan has been completed and submitted to the State. This information included test results indicating that soil contamination testing required by the Plan reported contamination exceeding state guidelines. The nature and cost of further testing or clean-up as a result of that report cannot be determined at this time. No further request for additional work or testing has been received from the State of West Virginia. The Company made a final payment of this matter with a $5,000 cash payment in February 2004, which the State of West Virginia has accepted as final settlement of the court order.

Hudson Consulting Group, Inc. v. Chequemate International, Inc., dba C-3D
-------------------------------------------------------------------------
Digital, Inc. Suit was filed on November 16, 2000 in the Third Judicial
-------------
District Court, for Salt Lake County, State of Utah, Civil No. 000909325. The Company seeks recovery of its damages as a result of the failure of Chequemate to deliver 75,000 shares of its common stock as provided for in an Advisory Agreement between the parties dated July 29, 1999. Damages are sought for the highest value of these shares during the period that delivery was not made, in late July of 2000 the shares traded at approximately $2.68 per share. Partial delivery of shares due under the agreement was received by Hudson in June of 2000 leaving 75,000 shares due and owing. The parties have signed a settlement agreement wherein the defendant agrees to deliver 514,000 shares of its common stock to Hudson and agrees to include these shares in a registration statement. The shares have been received by Hudson and the registration statement, including the shares received by Hudson has been filed with the SEC. The agreement further provides that in the event the sale of the shares does not generate $90,000 in proceeds that the defendant will issue additional shares to Hudson to cover any shortfall. Upon receipt of the share certificate a notice of dismissal of the lawsuit was filed with the court by Hudson. On January 2, 2003 Hudson filed suit in the Third Judicial District Court, for Salt Lake County, State of Utah, Civil No. 030900004. This cause of action seeks recovery of the failure of C-3D to honor the terms of the settlement agreement from the prior action, recovery of $63,965.50 is sought for the difference in sales proceeds from the stock delivered under the settlement agreement and the agreed upon settlement figure of $90,000. Defendant's registered agent has been served but no answer has been filed and the court has signed a default judgment as to C-3D. Attempts to contact officers of C-3D have failed and at present it appears that the company is no longer operating. On May 14, 2003 the court granted a default judgment in the sum of $74,245.50.

Hudson Consulting Group, Inc. v. Ohana Enterprises, Inc., Isaac P. Simmons,
---------------------------------------------------------------------------
Kathryn A. Christmann, Gerard Nolan, David Cronshaw, Interactive Ideas, Jonathan
--------------------------------------------------------------------------------
Thomas and Phillip Crawford. Suit was filed on March 17, 2003 in the Third
----------------------------
Judicial District Court in and for Salt Lake County, State of Utah, Case No. 030905949. Suit was filed by Hudson to seek payment under an August 27, 2002 Stock Purchase Agreement, wherein the named defendants purchased a controlling interest in a Delaware corporation known as Torchmail Communications, Inc. which changed its name subsequent to the transfer to Ohana Enterprises, Inc. The total sales price was $300,000 of which only the first $100,000 has been paid. The defendants have claimed that Hudson misrepresented the status of Ohana prior to the transfer and are denying any further obligation to make payments. In February of 2004 Hudson agreed to settle the litigation and all related claims in exchange for a cash payment of $117,000, such that each party, except the defendant Gerard Nolan, will be released from all claims, including counterclaims and third party claims and all costs are to be paid by the party incurring them.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Effective March 29, 2004 a majority of the issued and outstanding shares consented to an amendment to the Company's Articles of Incorporation to increase the number of authorized common shares to 10,000,000,000, the number of authorized preferred shares was not changed and remains at 50,000,000. A certificate of amendment to carry out this change was been filed with the Nevada Secretary of State on March 29, 2004. Additional information can be found by referring to the Schedule 14(c) information statement filed on March 5, 2004.

                                    PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Electronic Bulletin Board under the symbol, "NXIA.OB". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the years ended December 31, 2002 and 2003 are as follows:



YEAR       QUARTER ENDING                        HIGH         LOW
--------------------------------------------  ----------- ------------
2002       March 31, 2002                     $0.310         $0.040
           June 30, 2002                      $0.065         $0.020
--------------------------------------------  ----------- ------------
           September 30, 2002                 $0.022         $0.006
           December 31, 2002                  $0.020         $0.003
--------------------------------------------  ----------- ------------
2003       March 31, 2003                     $0.015         $0.004
--------------------------------------------  ----------- ------------
           June 30, 2003                      $0.008        $0.0005
--------------------------------------------  ----------- ------------
           September 30, 2003                 $0.013         $0.001
--------------------------------------------  ----------- ------------
           December 31, 2003                  $0.030         $0.006
--------------------------------------------  ----------- ------------
2004       March 31, 2004                     $0.015         $0.001
--------------------------------------------  ----------- ------------

Common Stock
------------

As of May 12, 2004, the number of issued and outstanding shares of the Company's common stock was 507,586,094. The number of common stock shares authorized is 10,000,000,000.

         Shareholders:

As of May 12, 2004, there were approximately 590 shareholders of record.

         Dividends:

The Company has not declared a cash dividend during the fiscal years ending December 31, 2002 and 2003.

Preferred Stock
---------------

As of April 21, 2004, the number of shares of Series A Convertible Preferred Stock issued and outstanding is 5,100,000, Richard Surber, president of the Company is the only holder of these preferred shares. The Series A Convertible Preferred Shares have voting rights which equate to 100 shares of common stock for every 1 Series A Preferred share and may be converted into $10 worth of common stock.. A total of 10,000,000 shares have been designated and authorized as Series A Preferred Shares of a total number of 50,000,000 authorized shares of preferred stock.

         Dividends:

The Company has not declared a cash dividend for the Series A Convertible Preferred Stock during the fiscal year ended December 31, 2003. Rights to dividends are granted to the Series A Convertible Preferred Stock equal to those of the Common Stock, when, as and if declared by the Directors of Nexia, to be paid in cash or in common stock equal to market value at the election of the Company.

         Conversion Rights:

Conversion rights into shares of Common Stock are given to the Series A Convertible Preferred Stock based upon that number of shares of the Company's Common Stock equal in market value to $10.00 at the time of conversion.

Limited Market for Common Stock.
--------------------------------

There is currently a limited trading market for our shares of common stock, and there can be no assurance that a more substantial market will ever develop or be maintained. Any market price for shares of common stock of Nexia is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our common stock. Further, there is no correlation between the present limited market price of our common stock and our revenues, book value, assets or other established criteria of value. The present limited quotations of our common stock should not be considered indicative of the actual value of Nexia Holdings, Inc. or our common stock.

Risks of "Penny Stock".
-----------------------

Nexia Holdings Inc.'s common stock (OTC BB: NXIA) is deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average sales of less than $6,000,000 for the last three years. Until recently, there had been no "established public market" for our common stock during the last five years. While our stock has traded between $0.31 and $0.0005 per share over the past two years, there is no assurance that this price level will continue, as there has thus far been low volume. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock."

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

In March of 2003, a Stock Purchase Agreement was entered into between Nexia Holdings, Inc. and Chen Li, an individual resident of San Diego, California, whereby Nexia sold to Ms. Li Five Million (5,000,000) shares of restricted common stock of Nexia as consideration for Ms. Li making a loan in the sum of $30,000 to Nexia's subsidiary corporation, West Jordan Real Estate Holdings, Inc. The Company issued the shares pursuant to section

4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single entity; (2) there was only one offeree who was issued stock; (3) the offeree acquired the stock with investment intent; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the issuance of the stock took place directly between the offeree and the Company.

Subsequent Events

On January 29, 2004, the board of directors authorized the issuance of 10,000,000 shares of the Company's common stock to each of the Company's directors, Richard Surber, Gerald Einhorn, Adrienne Bernstein and John E. Fry, Jr. The stock was issued as compensation for the services provided by the directors and were issued with a restrictive legend and pursuant to Section 4(2) of the Securities Act of 1933.

On April 8, 2004, the Company's board of directors authorized the issuance of 5,000,000 shares of the Company's common stock to Ronald Friedman for services rendered to the Company, the shares were issued with a restrictive legend and issued pursuant to Section 4(2) of the Securities Act of 1933 in a private transaction.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

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

Consulting
----------

Our business model is to provide an expanded scope of financial, business, and investment oriented consulting services to select start-up companies and existing public companies. Specifically, the Company helps client companies by creating a series of infrastructure-based partnerships that take advantage of the Company's expertise in: advising, uncovering private placement funding sources, strategic business planning, SEC registration documentation, transactional document preparation, restructuring capital information, "edgarizing" documents for filing with the Securities and Exchange Commission, clerical support for clients, and identifying merger and acquisition opportunities.

The Company's clients may choose to be acquired by the Company's reporting companies and create their own public shareholder base with a self underwritten offering or may choose to take advantage of the Company's shareholder base in a Securities and Exchange Commission ("SEC") registered spin-off or a dividend. The self- underwritten option requires a company to raise capital before obtaining a quote, whereas an SEC registered spin- off or dividend enables clients to obtain a quote prior to raising any new capital.

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

Revenues from Hudson's financial consulting operations increased for the year ended December 31, 2003. Nexia recorded $276,565 in revenues for the year ended December 31, 2003, from its financial consulting operations as compared to $223,387 for the same period of 2002. This increase was due to a general turn around in consulting due to improved market conditions experienced in the latter part of the year. As the market continues to improve, Nexia anticipates a continuing increase in consulting activity.

Real Estate Operations
----------------------

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

Nexia recorded consolidated rental revenues of $511,020 for 2003 as compared to $610,556 for 2002. This decrease was largely attributable to the sale of Wichita Development Corporation and Salt Lake Development Corporation, both of these entities generated rental revenues for the entire 12 months ending December 31, 2002 versus 7 months of rental revenue recorded in the fiscal year ended December 31, 2003. During 2003, Nexia continued to take steps to decrease the overall vacancy rate of its consolidated real estate holdings including marketing its holdings to potential tenants through commissioned real estate agents and making cost-effective improvements to the holdings to increase occupancy.

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

Company Operations as a Whole
-----------------------------

Revenues
--------

Gross revenues for December 31, 2002 and 2003 were $833,943 and $787,585 respectively. The decrease in revenues is due in part to decrease in rental revenues as a result of the sales of Wichita Development Corporation and Salt Lake Development Corporation in July of 2003.

Losses
------

Nexia recorded an operating loss of $1,112,463 at December 31, 2003, as compared to an operating loss of $2,991,265 at December 31, 2002. Nexia recorded a net loss of $ 901,825 for December 31, 2003, compared to a net loss of $3,520,570 for December 31, 2002. Nexia's losses decreased as a result of reductions in the level of real estate operations, reduced amounts of losses from sales of securities, reductions in staff and related administrative expenses.

Nexia feels that it is positioned to take advantage of changing market conditions as a result of changes made in the last year. Nexia anticipates operating at a minimal loss through fiscal 2004. There can be no assurance that Nexia will attain profitability or that its can obtain any revenue growth in the future.

Expenses
--------

General and administrative expenses for December 31, 2003 and 2002 were $ 710,304 and $1,461,603 respectively. The decrease in expenses is a direct result of the decreases in consulting fees, accounting and audit expenses, bad debt expense, and other general expenses.

Nexia expects expenses as a percent of revenues to remain constant or decrease through 2004 as Nexia steps up its effort to streamline operations and eliminate non-performing assets as well as acquire additional properties and grow its consulting businesses.

Capital Resources and Liquidity
-------------------------------

At December 31, 2003, Nexia had current assets of $ 382,860 and total assets of $ 3,480,505. Nexia had a net working capital deficit of $ 1,304,435 at December 31, 2003. The main factors creating the working capital deficit is the amount of real estate obligations that are classified as current obligations and the substantial decrease in securities available for sale due to write downs resulting from downturns in the market.

Net stockholders' equity in Nexia was $ 44,705 as of December 31, 2003, compared to $420,316 as of December 31, 2002.

Cash flow used in operations was $ 152,474 for the year ended December 31, 2003, compared to cash flow used in operations of $849,030 for the year ended December 31, 2002. The decrease in cash flows used in operating activities for the year ended December 31, 2003, is primarily attributable to the reduction in costs of staff, real estate holdings and a decrease in impairment expense of $632,260 from the prior year.

Cash flow used by investing activities was $ 9,763 for the year ended December 31, 2003, compared to net cash provided by investing activities of $2,305,049 for the year ended December 31, 2002. The significant decrease in cash resulting from investing activities for the year ended December 31, 2003 as, compared with 2002 is primarily a result of not having any comparable real estate sales during the year 2003.

Cash flow provided by financing activities was $ 147,489 for the year ended December 31, 2003, compared to net cash used of $1,642,541 for the year ended December 31, 2002. Nexia had positive financing cash flow for the year ended December 31, 2003, as a result of issuing long term debt, including convertible debentures, and proceeds from the issuance of stock options.

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

During the year ended December 31, 2003, Nexia issued a total of 33,150,000 shares for services rendered and prepaid services by employees and consultants.

Debentures
----------

On October 31, 2003 the Company issued two 18% Series A Senior Subordinated Convertible Redeemable Debentures, with a due date of November 1, 2004. Each of the debentures is in the face amount of $30,000 and is convertible into the common stock of the Company at a discount of 30% from the market price on the date of conversion. The holders of the debentures are Mr. Ronald Friedman and Mr. John E. Fry, Jr., Mr. Fry is a director of the Company. The funds received in exchange for the debentures were forwarded to Creative Marketing Group, Inc. to further a proposed agreement with the Company, that agreement failed to close and the receivable in the amount of $60,000 at 18% interest has been acknowledged by CMG.

Stock and Options To Employees

During the quarter ending September 30, 2003, Nexia's subsidiary, Hudson Consulting Group, Inc., temporarily discontinued cash payments to its employees.

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

On November 17, 2003, the Company's board of directors approved the issuance of 2,000,000 shares of the Company's common stock to Francis A. Zumbrowski for bona fide services he provided to the Company.

On December 4, 2003, the Company's board of directors approved the delivery of options to purchase 1,600,000 shares of the Company's common stock to 8 employees of the Company for services rendered to the Company, the shares were authorized pursuant to the S-8 Registration Statement of the Company. Each employee received 200,000 shares.

On December 8, 2003, the Company's board of directors approved the delivery of options to purchase 4,000,000 shares of the Company's common stock to 8 employees of the Company for services rendered to the Company, the shares were authorized pursuant to the S-8 Registration Statement of the Company. Each employee received 500,000 shares.

Events Subsequent to End of Fiscal Year
---------------------------------------

On January 29, 2004, the Company's board of directors approved the delivery to each director of 10,000,000 restricted shares of the Company's common stock for services rendered to the Company as Directors. The directors receiving shares included, Richard Surber, Gerald Einhorn, Adrienne Bernstein, and John E. Fry, Jr. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as compensation for services rendered to the corporation as Directors by the named individuals.

On February 20, 2004, the Company's board of directors approved the issuance to Richard Surber, president and chief executive and financial officer of the Company, 5,100,000 shares of the Company's Series A Preferred Stock, as an incentive to retaining Mr. Surber as an employee of the Company. As these preferred shares have voting rights which equate to 100 shares of common stock for every 1 Series A Preferred share and may be converted into $10 worth of common stock. this issuance of preferred stock has the effect of diluting the voting rights of holders of the common stock and potential dilution of the rights of common stockholders upon liquidation or in the event of conversion of the shares.

Stock Options and Grants to Employees and Contractors

On January 6, 2004, the Company's board of directors authorized the issuance of 2,400,000 shares of the Company's common stock to Barry Monk, a consultant to the Company who has provided services to the Company, the shares were issued pursuant to the S-8 Registration Statement of the Company.

On January 16, 2004, the Company's board of directors authorized the issuance of 9,100,000 shares of the Company's common stock to seven individual employees who had provided bona fide services to the Company, the shares were authorized pursuant to the S-8 Registration Statement of the Company.

On February 13, 2004, the Company's board of directors authorized the issuance of 25,000,000 options for the Company's common stock to five individual employees who had provided bona fide services to the Company, the options for shares were authorized pursuant to the S-8 Registration Statement of the Company, each good for the purchase of shares at an option price of $0.002 per share.

On February 13, 2004, the Company's board of directors authorized the issuance of 5,000,000 options for the Company's common stock to Barry Monk, an individual who has provided bona fide services to the Company, the options for shares were authorized pursuant to the S-8 Registration Statement of the Company, each good for the purchase of shares at an option price of $0.002 per share.

On February 20, 2004, the Company's board of directors authorized the issuance of 5,000,000 options for the Company's common stock to Barry Monk, an individual who has provided bona fide services to the Company, the options for shares were authorized pursuant to the S-8 Registration Statement of the Company each good for the purchase of shares at an option price of $0.002 per shares.

On March 4, 2004, the Company's board of directors authorized the issuance of 6,000,000 options for the Company's common stock to Josh Vance, a real estate professional that has provided services related to the leasing of real property held by the Company's subsidiaries, the options for shares were authorized pursuant to the S-8 Registration Statement of the Company, each good for the purchase of shares at an option price of $0.002 per share.

On March 9, 2004, the Company's board of directors authorized the issuance of 13,333,334 shares of Company's common stock to Mark Low, an accountant that has provided services for the Company, pursuant to the S-8 Registration Statement of the Company.

On March 9, 2004, the Company's board of directors authorized the issuance of 250,000 shares of the Company's common stock, pursuant to the S-8 Registration Statement of the Company. and 2,000,000 options for the Company's common stock to Donald Decker, a computer specialist and web site designer, pursuant to the S-8 Registration Statement of the Company, each good for the purchase of shares at an option price of $0.002 per share, a lower option price of $0.001 per share was later approved by the Board and

On March 9, 2004, the Company's board of directors authorized the issuance of 6,000,000 shares and the issuance of 12,000,000 options to Ernie Burch, an employee of the Company and for services provided with regard to improvements and maintenance to be performed on real estate held by Wasatch Capital Corporation, a subsidiary of the Company, the shares and the options were authorized pursuant to the S-8 Registration Statement of the Company, each option is good for the purchase of shares at an option price of $0.002 per share, a lower option price of $0.001 per shares was later approved by the Board.

On April 8, 2004, the Company's board of directors authorized the issuance of 33,000,000 shares of the Company's common stock to 4 employees (Frank Adams, Michael Golightly, Sandra Jorgensen and Brittany Stevens) of the

Company for services rendered to the Company, the shares were authorized pursuant to the S-8 Registration Statement of the Company.

On April 8, 2004, the Company's board of directors authorized the issuance of 5,000,000 shares of the Company's common stock to Ronald Friedman for services rendered to the Company and as additional compensation for assisting with financing for the Company, the shares have not yet been issued but will be issued with a restrictive legend and issued pursuant to Section 4(2) of the Securities Act of 1933 in a private transaction.

Ability to Continue as a Going Concern
--------------------------------------

Nexia's ability to continue as a going concern is in doubt as a result of Nexia having incurred a loss from its operations during the fiscal year ended December 31, 2003 and has had losses in prior years as well. Nexia will need to substantially decrease its operating expenses, increase its operating income, and raise significant additional capital, as to which there is no assurance that the objective will be accomplished. In the event that these events do not take place Nexia will in all probability not be able to continue as a going concern in calendar year 2004.

Capital Expenditures
--------------------

Nexia had capital expenditures of $32,544 during the year ended 2003.

Income Tax Expense (Benefit)
----------------------------

Nexia has an income tax benefit resulting from net operating losses to offset future operating profit of approximately $6,652,023. This is not shown on the balance sheet as a deferred tax asset due to past history of loss years in conjunction with profit years during the previous 10 year period as well as specifics in the GAAP regulations regarding surety of future earnings.

Impact of Inflation
-------------------

Nexia believes that inflation has had a negligible effect on operations over the past three years. Nexia believes that it can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Known Trends, Events, or Uncertainties
--------------------------------------

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


ITEM 7.           FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended December 31, 2003, are attached hereto as pages F-1 through F-36.

                     NEXIA HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2003

                           C O N T E N T S


Independent Auditors' Report................ ............................... F-3

Consolidated Balance Sheet.................................................. F-4

Consolidated Statements of Operations and Other Comprehensive Income........ F-6

Consolidated Statements of Stockholders' Equity............................. F-8

Consolidated Statements of Cash Flows...................................... F-10

Notes to the Consolidated Financial Statements............................. F-12

HJ & Associates, LLC
50 South Main Street
Suite 1450
Salt Lake City, UT 84144




                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


Board of Directors
Nexia Holdings, Inc. and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Nexia Holdings, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations and other comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nexia Holdings, Inc. and Subsidiaries as of December 31, 2003 and the consolidated results of their operations and other comprehensive income, and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated significant losses from operations, has an accumulated deficit of $10,224,467 and has a working capital deficit of $1,304,435 at December 31, 2003, which together raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/
--------------------
HJ & Associates, LLC
Salt Lake City, Utah
May 10, 2004

                     NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet


                                    ASSETS
                                    ------
                                                                    December 31,
                                                                        2003
                                                                    ------------

CURRENT ASSETS

  Cash                                                              $     94,073
  Accounts receivable - trade                                             33,387
  Related party accounts receivable                                       12,952
  Notes receivable, net of allowance of $315,000 (Note 4)                 36,949
  Prepaid expenses                                                            99
  Marketable securities (Note 6)                                         205,400
                                                                    ------------
     Total Current Assets                                                382,860
                                                                    ------------
FIXED ASSETS (Note 5)

  Property and equipment, net                                          2,570,691
  Land                                                                   488,895
                                                                    ------------
     Total Fixed Assets                                                3,059,586
                                                                    ------------
OTHER ASSETS

  Loan costs, net                                                         38,059
                                                                    ------------
     Total Other Assets                                                   38,059
                                                                    ------------
     TOTAL ASSETS                                                   $  3,480,505
                                                                    ============





The accompanying notes are an integral part of these consolidated financial statements.

                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheet (Continued)


                       LIABILTIES AND STOCKHOLDERS' EQUITY
                       -----------------------------------

                                                                    December 31,
                                                                       2003
                                                                    ------------

CURRENT LIABILITIES

  Accounts payable                                                  $    188,188
  Accrued liabilities                                                    130,524
  Current portion of WVDEP liability(Note 11)                             20,000
  Unearned rent (Note 1)                                                  28,455
  Deferred revenue (Note 1)                                                8,958
  Deferred gain on sale of subsidiary (Note 12)                           21,770
  Refundable deposit                                                      15,541
  Convertible debentures (Note 15)                                        60,000
  Current portion long-term debt (Note 9)                              1,213,859
                                                                    ------------
      Total Current Liabilities                                        1,687,295
                                                                    ------------
LONG-TERM LIABILITIES

  Long-term debt (Note 9)                                              1,548,740
                                                                    ------------
      Total Long-Term Liabilities                                      1,548,740
                                                                    ------------
      Total Liabilities                                                3,236,035
                                                                    ------------
MINORITY INTEREST                                                        199,765
                                                                    ------------
COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY:

  Preferred stock, $.001 par value, 50,000,000 shares authorized,
   no shares issued or outstanding                                             -
  Common stock, $.001 par value, 1,000,000,000 shares authorized,
   348,502,760 shares issued and outstanding                             348,503
  Additional paid-in capital                                          10,063,482
  Treasury stock, 20,038,340 shares at cost (Note 10)                  (100,618)
  Expenses prepaid with common stock                                    (13,333)
  Stock subscription receivable (Note 14)                               (28,000)
  Other comprehensive loss (Note 6)                                        (862)
  Accumulated deficit                                               (10,224,467)
                                                                    ------------

      Total Stockholders' Equity                                          44,705
                                                                    ------------
      TOTAL LIABILTIES AND STOCKHOLDERS' EQUITY                     $  3,480,505
                                                                    ============

The accompanying notes are an integral part of these consolidated financial statements.

                       NEXIA HOLDINGS, INC. AND SUBSIDIARIES
  Consolidated Statements of Operations and Other Comprehensive Income (Loss)



                                                        For the Years Ended
                                                             December 31,
                                                   -----------------------------
                                                        2003           2002
                                                   --------------  -------------

REVENUE

  Consulting revenue                               $      226,565  $     223,387
  Consulting revenue - related party                       50,000              -
  Rental revenue                                          511,020        610,556
                                                   --------------  -------------
       Total Revenue                                      787,585        833,943
                                                   --------------  -------------
COST OF REVENUE

  Cost associated with consulting revenue                 287,209        631,004
  Cost associated with rental revenue                     358,229        999,706
  Interest expense associated with rental revenue         280,734        257,657
                                                   --------------  -------------
        Total Cost of Revenue                             926,172      1,888,367
                                                   --------------  -------------
GROSS (DEFICIT)                                         (138,587)    (1,054,424)
                                                   --------------  -------------
EXPENSES (INCOME)

  Impairment of long-lived assets                          182,974       258,788
  Impairment of marketable securities                       75,177       256,494
  (Gain) loss on sale of marketable securities               5,421      (40,044)
  Selling, general and administrative expense              710,304     1,461,603
                                                   ---------------  ------------
        Total Expenses (Income)                            973,876     1,936,841
                                                   ---------------  ------------
LOSS FROM OPERATIONS                                   (1,112,463)   (2,991,265)
                                                   ---------------  ------------
OTHER INCOME (EXPENSE)

 Interest income                                               182           474
 Interest expense                                         (15,596)             -
 Other (expense) income                                     44,841        56,531
 Gain (loss) on disposal of assets                        (29,559)         4,159
 Gain on sale of subsidiaries (Note 12)                    229,268             -
                                                   ---------------  ------------
          Total Other Income (Expense)                     229,136        61,164
                                                   ---------------  ------------
LOSS BEFORE MINORITY INTEREST                      $     (883,327)  $(2,930,101)
                                                   ---------------  ------------

The accompanying notes are an integral part of these consolidated financial statements.

                        NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations and
                    Other Comprehensive Income (Loss) (Continued)


                                                         For the Years Ended
                                                              December 31,
                                                    ----------------------------
                                                        2003           2002
                                                    ------------   -------------

LOSS BEFORE MINORITY INTEREST                       $  (883,327)   $ (2,930,101)

MINORITY INTEREST IN LOSS                               (65,113)       (100,049)
                                                    ------------   -------------
NET LOSS BEFORE DISCONTINUED OPERATIONS                (818,214)     (2,830,052)
                                                    ------------   -------------
DISCONTINUED OPERATIONS
  Loss on discontinued operations (Note 16)             (83,611)       (690,518)
                                                    ------------   -------------
NET LOSS                                               (901,825)     (3,520,570)
                                                    ------------   -------------
OTHER COMPREHENSIVE INCOME (LOSS)

 Change in marketable securities                         (1,735)         434,092
                                                    ------------   -------------
TOTAL COMPREHENSIVE LOSS                            $  (903,560)   $ (3,086,478)
                                                    ============   =============
BASIC AND DILUTED LOSS PER WEIGHTED AVERAGE
 COMMON SHARE:
  Loss per common share before minority interest    $     (0.00)   $      (0.01)
  Minority interest in loss per common share                0.00            0.00
                                                    ------------   -------------
  Net loss per common share before discontinued
   operations                                             (0.00)          (0.01)

  Loss per common share on discontinued operations        (0.00)          (0.00)
                                                    ------------   -------------
  Net loss per common share, basic and diluted      $     (0.00)   $      (0.01)
                                                    ============   =============
  Weighted average common shares outstanding,
   basic and diluted                                 322,734,541     278,022,545
                                                    ============   =============


The accompanying notes are an integral part of these consolidated financial statements.

                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity

                                        Additional                  Stock       Expenses       Other                       Total
                    Common Stock         Paid-in      Treasury   Subscription Prepaid with Comprehensive Accumulated   Stockholders'
                 Shares      Amount      Capital        Stock     Receivable  Common Stock Income (Loss)   Deficit        Equity
              ------------  ---------  ------------  ----------  -----------  -----------  ------------  ------------  -------------

Balance,
 December 31,
 2001          255,100,000  $ 255,101  $  8,402,692  $        -  $         -  $         -  $  (433,219)  $(5,802,072)  $   2,422,502

Recapital-
ization         54,869,427     54,869     1,116,664    (91,792)            -            -             -             -      1,079,741

Purchase of
treasury stock           -          -             -    (15,949)            -            -             -             -       (15,949)

Common stock
issued for
services           383,333        383        20,117           -            -            -             -             -         20,500

Sale of common
stock by
Subsidiary               -          -       107,800           -    (107,800)            -             -             -              -

Adjustment for
 marketable
 securities              -          -             -           -            -            -       434,092             -        434,092
Net loss for
the year ended
December 31,
 2002                    -          -             -           -            -            -             -   (3,520,570)    (3,520,570)
              ------------  ---------  ------------  ----------  -----------  -----------  ------------  ------------  -------------

Balance,
 December 31,
 2002          310,352,760    310,353     9,647,273   (107,741)    (107,800)            -           873   (9,322,642)        420,316

Common stock
issued for loan
fee              5,000,000      5,000        45,000           -            -            -             -             -         50,000

Disposition of
treasury stock
and stock
subscription
due to sale of
subsidiary               -          -             -       7,123      107,800            -             -             -        114,923
Common stock
issued for
Services         8,000,000      8,000        11,000           -            -            -             -             -         19,000

Common stock
issued for
Bonus           17,550,000     17,550       210,600           -            -            -             -             -        228,150

Common stock
issued for
services and
prepaid services 2,000,000      2,000        38,000           -            -     (13,333)             -             -         26,667

Common stock
issued for stock
option exercise
to employees     5,600,000      5,600        50,400           -      (28,000)           -             -             -         28,000
               -----------  ---------  ------------  ----------  ------------  ----------  ------------  ------------  -------------
Balance
Forward        348,502,760  $ 348,503  $ 10,002,273  $(100,618)  $   (28,000)  $ (13,333)  $        873  $(9,322,642)  $     887,056
               -----------  ---------  ------------  ----------  ------------  ----------  ------------  ------------  -------------

                       NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                   Consolidated Statements of Stockholders' Equity


                                      Additional                 Stock        Expenses        Other                       Total
                   Common Stock         Paid-in     Treasury  Subscription  Prepaid with  Comprehensive   Accumulated  Stockholders'
                Shares      Amount      Capital       Stock    Receivable   Common Stock  Income (Loss)     Deficit       Equity
              -----------  ---------  -----------  ---------- ------------  ------------  -------------  ------------  -------------
Balance
Forward       348,502,760  $ 348,503  $10,002,273  $(100,618) $   (28,000)  $   (13,333)  $         873 $ (9,322,642)  $     887,056

Intrinsic
value of stock
options issued
to employees            -          -       49,600           -            -             -              -             -         49,600

Beneficial
conversion
feature on
convertible
debentures              -          -       11,609           -            -             -              -             -         11,609

Adjustment for
marketable
Securities              -          -            -           -            -             -        (1,735)             -        (1,735)

Net loss for
the year
ended December
31, 2003                -          -            -           -            -             -              -     (901,825)      (901,825)
              -----------  ---------  -----------  ----------  -----------  ------------  ------------- -------------  -------------
Balance,
December 31,
2003          348,502,760  $ 348,503  $10,063,482  $(100,618)  $  (28,000)  $   (13,333)  $       (862) $(10,224,467)  $      44,705
              ===========  =========  ===========  ==========  ===========  ============  ============= =============  =============


The accompanying notes are an integral part of these consolidated financial statements.

                    NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows


                                                          For the Years Ended
                                                              December 31,
                                                       -------------------------
                                                           2003         2002
                                                       -----------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                              $ (901,825)  $(3,520,570)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Gain on sale of subsidiaries                          (229,268)             -
   Loss (gain) from sale of investments                      5,421      (40,044)
   Loss (gain) from sale of land and real
    property for sale                                        9,008       (4,159)
   Loss on disposition of property, plant and equipment     29,559             -
   Impairment of marketable securities                      75,177       707,437
   Impairment of long-lived assets                         173,966       258,788
   Change in minority interest                            (65,113)     (100,049)
   Depreciation and amortization                           137,607       187,424
   Intrinsic value of stock options issued                  49,600             -
   Amortization of beneficial conversion feature            11,609             -
   Issued common stock for services                        323,817        20,500
   Bad debt expense                                        319,219       200,895
 Changes in operating assets and liabilities:
   Accounts and notes receivable                          (21,820)       106,794
   Prepaid expenses                                         23,401      (22,530)
   Other assets                                              7,144       371,616
   Accounts payable                                       (10,415)       173,113
   Accrued liabilities                                      39,468      (83,213)
   Deferred revenue                                      (138,070)     (357,806)
   Refundable deposit                                        9,041        17,650
   Related party payable - Axia                                  -     1,235,124
                                                       -----------  ------------
     Net Cash Used In Operating Activities               (152,474)     (849,030)
                                                       -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Cash relinquished in sale of subsidiaries              (15,351)             -
   Issuance of notes receivable                           (60,000)             -
   Proceeds from notes receivable                           26,100        98,526
   Proceeds from sale of marketable securities              23,032        88,772
   Purchase of marketable securities                             -       (5,003)
   Proceeds on sale of real property                        49,000     2,332,000
   Proceeds on sale of subsidiaries                              -       100,000
   Purchase of property, plant and equipment              (32,544)     (309,246)
                                                       -----------  ------------
   Net Cash Provided (Used) By Investing Activities        (9,763)     2,305,049
                                                       -----------  ------------

The accompanying notes are an integral part of these consolidated financial statements.

                       NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows (Continued)



                                                          For the Years Ended
                                                              December 31,
                                                       -------------------------
                                                           2003          2002
                                                       -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Principal payments on long-term debt                $ (134,928)  $(2,012,430)
   Proceeds from issuance of long-term debt                194,417       385,838
   Proceeds from issuance of convertible debentures         60,000             -
   Purchase of treasury stock                                    -      (15,949)
   Proceeds from stock option exercise                      28,000             -
                                                       -----------  ------------
   Net Cash Provided By (Used In) Financing
   Activities                                              147,489   (1,642,541)
                                                       -----------  ------------
   Net Increase (Decrease) In Cash                        (14,748)     (186,522)

CASH, BEGINNING OF YEAR                                    108,821       295,343
                                                       -----------  ------------
CASH, END OF YEAR                                      $    94,073  $    108,821
                                                       ===========  ============
SUPPLEMENTAL DISCLOSURE OF INFORMATION

Cash paid during the year for interest                 $   331,488  $    395,435
Cash paid during the year for income taxes             $         -  $          -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for services                       $   323,817  $     20,500
Assets acquired through capital lease                  $    19,815  $     46,880
Common stock sold by subsidiary                        $         -  $    107,800


The accompanying notes are an integral part of these consolidated financial statements.

                     NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                          December 31, 2003 and 2002

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

         On February 15, 2002, the Company entered into a Stock Purchase Agreement (Agreement) with Axia Group, Inc. (Axia), a related party, pursuant to which the Company issued to Axia 255,100,000 restricted shares of the Company's common stock in exchange for essentially all of the assets and liabilities of Axia. Axia's assets included a portfolio of securities, real estate holdings and publicly reporting shell-companies. The shares issued to Axia equaled approximately 82% of the issued and outstanding shares of the Company after the close of the transaction. Immediately prior to the Agreement, the Company had 55,252,760 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization. Such subsidiaries consist of Diversified Holdings I, Inc., Wichita Development Corporation, Golden Opportunity Development Corporation, Downtown Development Corporation, Wasatch Capital Corporation, Hudson Consulting Group, Inc., Oasis International Hotel and Casino, Inc., Canton Industrial Corporation of Salt Lake City Inc., Canton's Wild Horse Ranch II, Inc., West Jordan Real Estate Holdings, Inc., Salt Lake Development, Inc., Kearns Development Corporation and Canton Tire Recycling of West Virginia, Inc. (together "The Accounting Acquirer"). The subsidiaries of Axia which were transferred to the Company have been treated as the acquiring entities for accounting purposes and the Company is the surviving entity for legal purposes. The transaction is deemed to be an exchange of assets between entities under common control. The President of the Company is also the President of Axia and is also a significant shareholder in many of the subsidiaries which were transferred to the Company. As noted by Interpretation 39, the transfer of net assets or an exchange of shares between entities under common control is excluded from Opinion 16 and should be accounted for at historical cost. There was no adjustment to the carrying value of the assets or liabilities of the transferred subsidiaries, nor was there any adjustment to the carrying value of the net assets or liabilities of the Company. The combined statements of operations and other comprehensive income and cash flows for the year ended December 31, 2001 include only the activity of the accounting acquirer and through February 5, 2002 (date of agreement) after which the statement of operations reflect the operations of the accounting acquirer and Nexia. The statement of stockholders equity for the year ended December 31, 2001 has been presented to give proportionate effect to the number of shares issued by the Company as applied to the equity transactions of the accounting acquirer.

         On June 19, 2003, in an inter-company tax free transaction, Wichita Development Corporation exchanged its shareholdings in Kearns Development Corporation for the

                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                            December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (Continued)

          a. Organization (Continued)

          Diversified Holdings 1, Inc. shareholdings in Salt Lake Development Corporation. At the time of the exchange all parties were subsidiaries of Nexia.

          On June 20, 2003, the Company sold it's interest in Wichita Development Corporation, and consequently, it's interest in Salt Lake Development Corporation and Wichita Properties, Inc., to Diversified Financial Resources Corporation (DFRC)(See Note 12).

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

                       NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                             December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (Continued)

          b. Basis for Consolidation (Continued)

          Kearns Development Corporation (Kearns), a Nevada corporation, was incorporated February 16, 1996 as Cyber Studio, Inc. On April 4, 2001, it's name was changed to Kearns Development Corporation. During 2000, Kearns purchased a commercially rented building in Kearns, Utah. Prior to October 17, 2001, Kearns was owned 86% by DHI and on June 19, 2003 was sold back to DH1 by WHDV.

          Wasatch Capital Corporation (WCC), a Utah corporation, was incorporated on June 10, 1991. WCC owns a commercially rented building in downtown Salt Lake City and is owned 77% by DH1.

          Canton Tire Recycling of West Virginia, Inc. (CTRWV), was incorporated by the Company on February 25, 1993, in West Virginia, for the purpose of acquiring, owning and managing a specific property. CTRWV held certain real property in West Virginia until 2003, and is 100% owned by DH1.

          Downtown Development Corporation (Downtown), was incorporated by the Company on November 30, 1999 in Utah as A-Z South State Corporation. On August 22, 2001, it's name was changed to Downtown Development Corporation. Downtown owns a commercially rented building in Salt Lake City, Utah, and is 100% owned DH1.

          In addition to DHI, the Company has majority ownership in the following subsidiaries:

          At December 31, 2003, the Company had full or majority ownership in 14 other companies including CyberCosmetics, Inc., CyberBoy, Inc., CyberEye, Inc., CyberFishing, Inc., CyberLead, Inc., CyberLife, Inc., CyberOil, Inc., CyberSkiing, Inc., CyberSoccer, Inc., CyberTennis, Inc.,CyberTyme, Inc., CyberWholesale, Inc., CSI Holdings, Inc. (formerly CyberWrestling, Inc.), CyberWrite, Inc. Each of these companies is inactive with little or no assets, liabilities or operating activities.

          c. Accounting Method

          The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

          d. Compensating Cash Balances

          The Company's subsidiary, West Jordan Real Estate Holdings, Inc. has signed a note payable. As part of the note, WJREH has agreed to deposit $3,750 monthly into a bank account to be used for capital improvements, tenant improvements and leasing commissions. The account balance was $33,608 at December 31, 2003.

                       NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                             December 31, 2003 and 2002

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

          Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:
                                                       2003            2002
                                                   -------------   -------------
           Deferred tax assets
              NOL Carryover                        $   2,594,290   $   2,648,445
              Capital loss                               661,050         661,050
              Other                                       33,700           2,000

           Deferred tax liabilities:                           -               -

           Valuation allowance                       (3,289,040)     (3,311,495)
                                                   -------------   -------------
           Net deferred tax asset                  $           -   $           -
                                                   =============   =============
          The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:
                                                        2003           2002
                                                   -------------   -------------
           Book loss                               $   (351,710)   $ (1,394,472)
           Bad debt                                      124,495         120,370
           Asset impairments                              97,165         100,927
           Other                                           2,345         (2,371)
           Stock for services/option expense             150,160           8,000
           Valuation allowance                          (22,455)       1,167,546
                                                   -------------   -------------
                                                   $           -   $           -
                                                   =============   =============

          At December 31, 2003, the Company had net operating loss carryforwards of approximately $6,652,023 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

                       NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                             December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (Continued)

          e. Provision for Taxes

          Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future years.

          f. Depreciation

          The Company's property and equipment is depreciated using the straight-line Accounting method over the useful lives shown below for financial reporting purposes.

                             Asset                          Useful Life
                         ------------                    ----------------
                         Computers                            3 years
                         Equipment and fixtures            5 to 10 years
                         Buildings and improvements        20 to 39 years

          g. Revenue Recognition

          The Company recognizes revenue from its two main sources of revenue as follows:

          Rental Revenue
          --------------

          Rental revenues are recorded in the period in which they are earned in accordance with rental agreements and lease contracts. Rent payments are typically due by the 1st of each month. Occasionally, the Company will receive rent payments at the end of preceding months for the following months rent. The Company will record these as deferred revenue until such time as the rent has been earned. Deferred rental revenue at the December 31, 2003 was $28,455.

          Consulting Revenue
          ------------------

          The Company, through it's subsidiaries performs consulting services which consist of financial reporting, business acquisitions, and other public company reporting and support functions. The Company can receive payment for these services in a variety of ways. (1) the Company can be paid in cash; (2) the Company can be paid in restricted securities of the client; (3) the Company can be paid in a combination of cash and restricted securities of the client. The Company follows the revenue recognition provisions of SAB 101 'Revenue Recognition in Financial Statements' and 5 'Recognition and Measurement in Financial Statements of Business Enterprises'. These statements require that revenue not be recognized unless collectibilility is reasonably assured with recognition of revenue acceptable only when realizable or when assets received or held are readily convertible into known amounts of cash or claims to cash.

                       NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                             December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (Continued)

          g. Revenue Recognition (Continued)

          Consulting Revenue  (Continued)
          ------------------

          Accordingly, when the Company is to be paid in cash, the Company will record the revenue on an accrual basis when the services have been performed, the amounts are readily determinable and collection is reasonably assured. In the cases where the Company receives restricted securities from the client as payment, revenue is deferred until such time as the securities are sold, thereby meeting the requirements that the assets received are readily convertible into known amounts of cash. In the cases where the Company receives a combination of cash and restricted securities, the Company will record that cash as revenue as noted previously and will defer the recognition of the revenue from the securities until the securities are sold.

          The Company records the securities received from consulting services in accordance with SFAS 115 'Accounting for Certain Investments in Debt and Equity Securities'. This standard requires that the Company classify it's investments as either trading, available for sale, or held to maturity securities. The Company typically classifies the securities received as payment for the consulting services as available for sale. Any unrealized gains and losses on these securities for which the revenue has been deferred are recorded as adjustments to the deferred revenue account until such time as the security is sold and the Company is able to recognize the revenue from the consulting services. The amount of deferred revenue related to consulting services performed for which the Company received restricted securities at December 31, 2003 was $8,958. This represents the fair value of the portion of the available for sale securities for which revenue had been deferred at December 31, 2003.

          h. Marketable Securities

          The Company follows the provisions of SFAS 115 regarding marketable securities. The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

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

                       NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                             December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (Continued)

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

         k. Impairment of Long-Lived Assets

         The Company evaluates it's long-lived assets in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". The Company recognizes impairment losses as the difference between historical cost and fair value of the asset, less costs to sell, when management determines that events and circumstances indicate a need to assess impairment, and when that assessment indicates that historical cost materially exceeds fair value, less costs to sell. Impairment expense totaled $173,966 and $258,788 for the years ended December 31, 2003 and December 31, 2002, respectively.

         l. Advertising Expense

         The Company expenses advertising costs as incurred. Advertising expense was $0 and $18,311 for the years ended December 31, 2003 and 2002, respectively.

         m. Basic and Diluted Loss Per Common Share

         The computation of basic and diluted loss per share of common stock is based on the weighted average number of shares outstanding during the period.

                     NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (Continued)

         m. Basic and Diluted Loss Per Common Share (Continued)

                                                       For the Years Ended
                                                           December 31,
                                                 -------------------------------
                                                      2003             2002
                                                 --------------   --------------

         Numerator:
           Loss before minority interest         $    (883,327)   $  (2,930,101)
           Minority interest                             65,113          100,049
                                                 --------------   --------------
           Net loss before discontinued
           operations                                 (818,214)      (2,830,052)

           Discontinued operations                     (83,611)        (690,518)
                                                 --------------   --------------
          Net loss                               $    (901,825)   $  (3,520,570)
                                                 ==============   ==============
         Denominator :
               weighted average shares
               outstanding                          322,734,541      278,022,545
                                                 ==============   ==============
         Basic and diluted loss per weighted
         average
           Common share:
             Loss per common share before
             minority interest                   $       (0.00)   $       (0.01)
             Minority interest in loss per
             common share                                  0.00             0.00
                                                 --------------   --------------
             Net loss per common share before
             discontinued operations                     (0.00)           (0.01)
             Loss per common share on
             discontinued operations                     (0.00)           (0.00)
                                                 --------------   --------------
             Net loss per common share, basic
             and diluted                         $       (0.00)   $       (0.01)
                                                 ==============   ==============


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

                     NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (Continued)

         o. Newly Issued Accounting Pronouncements

         During the year ended December 31, 2003, the Company adopted the following accounting pronouncements:

         SFAS No. 143 -- In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the financial statements of the Company.

         SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in it's entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the financial statements of the Company.

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

                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               December 31, 2003 and 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (Continued)

         o. Newly Issued Accounting Pronouncements (Continued)

         deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS
         146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on the financial statements of the Company.

         SFAS No. 147 -- In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The adoption of SFAS No. 147 did not have a material effect on the financial statements of the Company.

         SFAS No. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002.
         This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the financial statements of the Company.

         SFAS No. 149 -- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

         SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period

                       NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                            December 31, 2003 and 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (Continued)

         o. Newly Issued Accounting Pronouncements (Continued)

         beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in it's statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within it's scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

         FASB Interpretation No. 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

         FASB Interpretation No. 46 -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

         During the year ended December 31, 2003, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01 -8 "Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and it's Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, 'Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

                        NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                December 31, 2003 and 2002


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES (Continued)

         p. Stock Based Compensation

         As permitted by FASB Statement 148 "Accounting for Stock Based Compensation-Transition and Disclosure" (SFAS No. 148), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations and make proforma disclosures of net income and earning per share as if the fair value method of valuing stock options had been applied. Under APB opinion 25, compensation cost is recognized stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

NOTE 2 -  GOING CONCERN

          The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United Stated of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through December 31, 2003 of $10,224,467, and has a working capital deficit of $1,304,435 at December 31, 2003 all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

          There can be no assurance that the Company can or will be successful in implementing any of it's plans or that they will be successful in enabling the company to continue as a going concern. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                     NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                         December 31, 2003 and 2002

NOTE 3 - RELATED PARTY TRANSACTIONS

         In August of 1997, Canton Financial Services Corporation (CFSC), a formerly consolidated subsidiary subsequently incorporated into Hudson, executed a lease agreement with the Company's CEO and president pursuant to which he is leasing an interest in a condominium to the Company. The condominium is located in Brian Head, Utah, in close proximity to other condominiums owned by the Company's subsidiaries. The lease has a term of five years and expired on August 29, 2002. The lease provided for monthly payments of $900 and an option to purchase the condominium for $84,814. An extension was entered into through March 31, 2003, when the lease was allowed to expire.

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

         During 2002, the CEO and president of the Company, received 1,570,513 shares of Axia, a related party, as additional collateral for the loans he personally guaranteed for the Company's subsidiary, Kearns. Later in 2002, the Company refinanced the loan and he kept the shares issued to him. As such, the shares have been expensed as loan fees and were valued at $0.26 per share, the trading price for Axia, for a total value of $408,333 and a payable to Axia was established. In 2003, the shares were returned to Axia and the debt was forgiven. As such, the $408,333 was treated as contributed capital to Kearns.

         The Company's CEO and president has issued personal guarantees on numerous debts of the Company in order to secure refinancing arrangements.

         During April 2003, Hudson, a subsidiary of the Company, entered into an agreement to sell its interest in Unit A216 of the Brian Head North Condominiums in Iron County, Utah to related party. Hudson received $1,000 in cash and was relieved of all obligations and liabilities relating to the property. The Company recognized a loss on sale of $10,660.

         During May 2003, Hudson entered into a one-year Consulting Agreement with Axia Group, Inc. (Axia) a related party. The agreement calls for Axia to issue 666,667 shares of common stock and pay $10,000 per month or hourly billings on a monthly basis, whichever is greater. Amounts due under this agreement have been off-set against payables to Axia from the receipt by Hudson of $64,413 in cash from the sale of Axia common stock. At December 31, 2003, Hudson had a net receivable of $12,942 from Axia.

                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            December 31, 2003 and 2002

NOTE 4 - NOTES RECEIVABLE

         Notes receivable consist of the following at December 31, 2003:


            Notes receivable from an individual, with interest
            at 8%, due August 10, 2002, secured by the
            individual's 50% interest in a building, net of full
            allowance                                               $    255,000

            Note receivable from an individual for the sale
            of a vehicle with interest at 6.99%, due in 60
            monthly payments of $900, secured by vehicle                  36,949

            Note receivable from a company, non-interest
            bearing, due on demand, unsecured, net of
            full allowance                                                60,000

            Allowance                                                  (315,000)
                                                                    ------------

                              Total Notes Receivable                $     36,949

                                                                    ------------
        At December 31, 2003, one of the notes is in default. The Company has not taken any legal action as a result of this event.

NOTE 5 - FIXED ASSETS

         Fixed assets consist of the following at December 31, 2003:


             Buildings and improvements                             $  3,017,267
             Furniture and equipment                                     174,724
             Vehicles                                                      3,650
             Accumulated depreciation                                  (624,950)
                                                                    ------------
                 Total property and equipment, net                     2,570,691

             Land                                                        488,895
                                                                    ------------
                 Total fixed assets                                 $  3,059,586
                                                                    ============

         For the years ended December 31, 2003 and 2002, the Company recorded depreciation expense of $137,607 and $187,424, respectively.

                       NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                             December 31, 2003 and 2002

NOTE 6 - INVESTMENT IN MARKETABLE EQUITY SECURITIES

         The following is a summary of the Company's investment in available-for-sale securities as of December 31, 2003:

                                                Available-for-Sale
                                    --------------------------------------------
                                       Gross             Gross
                                     Unrealized        Unrealized       Fair
                                       Gains             Losses         Value
                                    ------------    --------------   -----------
                                                         2003
                                    --------------------------------------------
         Equity securities -
         free trading               $          -    $          862   $     9,127
         Equity securities -
         restricted                            -                 -       196,273
                                    ------------    --------------   -----------

                                    $          -    $          862   $   205,400
                                    ============    ==============   ===========

         Changes in the unrealized loss on available-for-sale securities during the years ended December 31, 2003 and 2002 reported as a separate component of stockholders' equity are as follows:

                                                         For the Years Ended
                                                             December 31,
                                                      --------------------------
                                                          2003           2002
                                                      ------------   -----------

         Beginning balance                            $      (873)   $   433,219

          Increase in unrealized holding gains
          (losses)                                           1,735     (434,092)
                                                      ------------   -----------

         Ending balance                               $        862   $     (873)
                                                      ============   ===========

         During the years ended December 31, 2003 and 2002, the Company recognized $75,177 and $707,437 in permanent impairment expense on marketable securities.

NOTE 7 - PREFERRED STOCK

         The Company has authorized up to 50,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock can be issued in various series with varying dividend rates and preferences. At December 31, 2003, there are no issued series or shares of preferred stock.

NOTE 8 - OUTSTANDING STOCK OPTIONS

         As permitted by FASB Statement 148 "Accounting for Stock Based Compensation - Transition and Disclosure" (SFAS No. 148), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

                     NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            December 31, 2003 and 2002

NOTE 8 - OUTSTANDING STOCK OPTIONS (Continued)

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

         During December 2003, the Company granted employees 5,600,000 options to purchase common stock at a price of $0.01 per share, below the market prices on the dates of issue, resulting in the recording of $49,600 in compensation expense for the intrinsic value.

         A summary of the status of the Company's stock option plans as of December 31, 2003 and changes during the year is presented below:

                                      2003                        2002
                            ------------------------     -----------------------

                                          Weighted                     Weighted
                                          Average                      Average
                                          Exercise                     Exercise
                               Shares       Price         Shares         Price
                            ----------  ------------     ---------  ------------

          Outstanding,
           beginning of
           year                      -  $          -             -  $          -
          Granted            5,600,000          0.01       500,000         0.025
          Expired/Cancelled          -             -     (500,000)         0.025
          Exercised        (5,600,000)          0.01             -             -
                           -----------  ------------     ---------  ------------
          Outstanding end
           of year                   -  $          -             -  $          -
                           ===========  ============     =========  ============
          Exercisable                -  $          -             -  $          -
                           ===========  ============     =========  ============
          The Company estimated the fair value of each stock option issued during the year at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

                       NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                            December 31, 2003 and 2002

NOTE 8 - OUTSTANDING STOCK OPTIONS (Continued)


                                                               For the Year
                                                                   Ended
                                                             December 31, 2003
                                                           ---------------------

         Risk free interest rate                                           0.00%
         Expected life                                                   0 years
         Expected volatility                                               0.00%
         Dividend yield                                                    0.00%

NOTE 9 - LONG-TERM DEBT

         On January 9, 2003, Kearns Development Corporation refinanced the underlying debt associated with certain land and real property. The new debt obligation is for $660,000 with an interest rate of 7.16%, is due on demand with monthly installment payments of $5,223 through January 9, 2003 at which time the remaining unpaid balance is due and payable in full. This debt obligation is secured by a first trust deed on the land and building and is personally guaranteed by the president of the Company. Proceeds from this refinancing were used to retire the previous debt associated with the land and real property having an outstanding balance of $615,012 at December 31, 2002.

         On January 30, 2003, West Jordan Real Estate Holdings, Inc. entered into a capital lease for a photocopy machine. The lease has a term of 5 years, calls for a $1,056 advance payment with monthly payments of $352 and an option to purchase the photocopy machine for fair market value at the end of the lease. The lease has an outstanding balance of $16,182 at December 31, 2003.

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

         On May 9, 2003, Wasatch Capital Corporation refinanced the underlying debt associated with certain land and real property. The new debt obligation is for $850,000 with an interest rate of 7.5%, with monthly installment payments of $6,848 through May 10, 2006 at which time the remaining unpaid balance is due and payable in full. $647,079 of this amount was disbursed at closing, with the remaining $202,921 held in reserve (shown as restricted cash on the balance sheet) for purposes of future improvements or other uses as Wasatch deems appropriate. Interest will only accrue on the amount that has actually been disbursed to Wasatch. This debt obligation is secured by a first trust deed on the land and building and is personally guaranteed by the president of the Company. Proceeds from this refinancing were used to retire the previous debt associated with the land and real

                       NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               December 31, 2003 and 2002

NOTE 9 - LONG-TERM DEBT (Continued)

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

         The Company's long-term debt consists of the following at December 31, 2003:

         Note payable bearing interest at 8%, monthly payments
         of $12,417, due on demand or in monthly payments
         through July 2012, secured by first trust deed on
         land and buildings                                           $  981,778

         Note payable bearing interest at 7.16%, due on demand
         or in monthly payments of $5,223 through January 2013,
         secured by first trust deed on land and  building,
         guaranteed by the Company's president and CEO                   645,024

         Mortgage payable bearing interest at 7.5%, monthly
         payments of $6,848 through May 2008, then lump sum
         balloon payment due, secured by first trust deed
         on land and building, guaranteed by the Company's
         President and CEO                                               636,291

         Note payable bearing interest at 7.16%, monthly
         payments of $3,061, due on demand or in monthly
         payments through December 2012, secured by deed
         of trust on land and buildings                                  385,535

         Note payable bearing interest at 6.99%, monthly
         payments of $900, due November 2007, secured by
         vehicle                                                          38,172

         Notes payable, bearing interest at 4%, due March
         2004, unsecured                                                  30,000

         Mortgage payable bearing interest at 8.25%,
         monthly payments of $301, due September 2016,
         secured by first trust deed on building                          29,617

         Capital lease payable in monthly payments of $330
         through January 2008, secured by leased equipment                16,182

         Less current portion                                        (2,762,599)
                                                                     -----------

                                                                     $ 1,548,740
                                                                     ===========

                     NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            December 31, 2003 and 2002

NOTE 9 - LONG-TERM DEBT (Continued)

         Scheduled principal reductions are as follows:

                   Year Ending December 31:

                                2004                                $  1,213,859
                                2005                                     133,428
                                2006                                     664,748
                                2007                                     110,735
                                2008                                      92,340
                          Thereafter                                     547,489
                                                                    ------------

                                                                    $  2,762,599
                                                                    ============

          At December 31, 2003, the Company is in default on payment on it's mortgage for a condominium totaling $29,617 at December 31, 2003. The note holders have not taken any legal action against the Company.

NOTE 10- TREASURY STOCK

         The Company accounts for its treasury stock at cost. Treasury stock includes all shares of the Company owned by the Company and it's subsidiaries. During the year ended December 31, 2003 the Company sold it's subsidiary WHDV and accordingly, WHDV's treasury stock valued at $7,123. At December 31, 2003, there were 20,038,340 shares of common stock reflected as treasury stock at a cost of $100,618.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

          Suit was filed by Hudson Consulting Group, Inc. on October 10, 2001 against Technical Ventures, Inc. in the Third Judicial District Court of Salt Lake County, State of Utah. Hudson has filed suit seeking recovery of fees owed to it arising from an Advisory Agreement entered into in July of 1999. The suit alleged that 575,000 shares of Technical Ventures, Inc. common stock has not been delivered to Hudson as required by the agreement. During 2003, the parties mutually agreed to a dismissal and release of all claims.

                    NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements
                          December 31, 2003 and 2002

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

          Suit was filed on August 14, 1998 in the Circuit Court of Wood County, Parkersburg, West Virginia seeking the completion of clean up procedures for property owned by Canton Tire Recycling West Virginia, located in the city of Parkersburg. The state requested that certain waste material present on the site and any remaining material in the on site storage tanks be removed and that an oil/water separator located on the property be cleaned out. The Company and the State of West Virginia entered into a Consent Decree by which the Company agreed to submit and complete a Remediation and Sampling Work Plan and the payments of $88,000 in fines and penalties. As of December 31, 2003, the Company had paid $68,000 related to this obligation with the remaining $20,000 included in accrued liabilities in the accompanying consolidated financial statements. The work required by the Remediation and Sampling Work Plan has been completed and submitted to the State. This information included test results indicating that soil contamination testing required by the Plan reported contamination exceeding state guidelines. The nature and cost of further testing or clean-up as a result of that report cannot be determined at this time. No further request for additional work or testing has been received from the State of West Virginia. During 2004, the amount due was compromised and settled for a $5,000 payment.

          The Company and various subsidiary companies have filed suit seeking recovery of assets and other redress relating to the sale of assets, subsidiary companies or the performance of consulting services. The ultimate outcome of these various actions and their potential impact, if any, on the Company's consolidated financial statements is not presently determinable.

NOTE 12 - SIGNIFICANT EVENTS

          Disposition and Impairment of Assets
          ------------------------------------

          During March 2004, the buildings and land of the Company's subsidiary CTRWV in Parkersburg, West Virginia were sold in a trust deed sale for back property taxes from 2001. As such, the Company wrote-off the remaining net book value of $29,559 to loss on disposal of assets at December 31, 2003.

          During December 2003, land on the books at a value of $195,511 was determined to be permanently impaired in value and written down by $173,966 to its fair value of $21,545.

          During June 2003, the Company's subsidiary, Hudson, sold two condominiums in Brian Head, Utah, one to a related party (See Note 3) for a loss of $10,660. The other condominium was sold to a third party for $48,000. The net book value of $43,500, plus sale expenses of $3,549, resulted in a gain on sale of $951.

          During June 2003, the Company's subsidiary, Hudson, sold a vehicle to an unrelated party for a note payable of $40,549, resulting in a gain of $701.

                       NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                             December 31, 2003 and 2002

NOTE 12 - SIGNIFICANT EVENTS (Continued)

          Disposition of Subsidiary

          On August 27, 2002, the Company's subsidiary, Hudson, entered into a Stock Purchase Agreement (Agreement) for the sale of its' 79.77% ownership in Torchmail Communications, Inc. (Torchmail) to seven unrelated parties. The terms of the sale were that Hudson would transfer its' 79.77% ownership in Torchmail for $300,000. The purchase price was to be paid $100,000 at closing, $100,000 120 days following closing and $100,000 180 days following closing. Payment of the $200,000 due following closing was to be secured by 1,874,601 shares of common stock which was two/thirds of the 79.77% owned by Hudson and by 9,384,543 shares of Torchmail to be issued and sold in a separate transaction. The sale of Torchmail resulted in a gain of $343,102. Since execution of the Agreement, the Company has received $100,000 paid at closing and a second $100,000 payment in February 2004. The remaining $100,000 has not yet been received and is the subject of litigation. Since the Company does not know the ultimate outcome of the remaining receivable, the remining portion of the gain on sale of $21,770 is being presented as deferred. At such time as the litigation is resolved, the Company will recognize the resulting net effect of the sale.

          On June 19, 2003, in an inter-company tax free transaction, WHDV, a subsidiary of the Company, exchanged it's shareholdings in Kearns for the DHI shareholdings in SLD. DHI, Kearns and SLD were all subsidiaries of Nexia at the time of the restructuring.

          On June 30, 2003, the Company sold its interest in WHDV to DFRC. The terms of the agreement are as follows:

          a) WHDV assigns to DH1 a promissory note in the amount of $14,056;
          b) WHDV waives the $112,517 receivable owed to it by Kearns;
          c) Nexia waives the $1,565 receivable owed to it by WHDV, and DH1 waives the $407,854 receivable owed to it by SLD;
          d) Wichita issues to DH1 a promissory note in the amount of $150,000;
          e) DFRC transfers to DH1 1,148,251 shares of it's restricted common stock with a guaranteed liquidation value of not less than $1 per share. Although DFRC shares currently have a market price of approximately $2.70/share, the shares have been assigned a value of $0.19/share due to concerns about the liquidity of the DFRC shares.

          Subsequently, it was determined that the receivable from WHDV was impaired, with the full allowance applied against the gain on sale. The Company recognized a net gain on sale of $129,268.

                     NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 13 - SEGMENT INFORMATION

          Using the guidelines set forth in SFAS No. 131, Information "Disclosures about Segments of an Enterprise and Related Information," the Company has identified two reportable segments in which it operates based on the services it provides. The reportable segments are as follows: Real estate operations ("Real Estate"), which primarily purchases, sells and rents commercial real estate; and Consulting and other operations ("Consulting and other"), which primarily provides merger and acquisition structuring services and also capital restructuring, general corporate problem solving and shareholder relations services.

          Common overhead costs are included in the Consulting and other segment as other expenses.

          The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

          Summarized financial information concerning reportable segments is shown in the following table:

                                            For the
                                             Year
                                             Ended        Consulting        Real
                                          December 31,     and Other       Estate         Total
                                          ------------   ------------   ------------   ------------

          Revenues                            2003       $    276,565   $    511,020   $    787,585
                                              2002            223,387        610,556        833,943

          Cost of revenues                    2003          (287,209)      (650,121)      (937,330)
                                              2002          (631,004)      (990,705)    (1,621,709)

          Expenses                            2003          (252,648)      (694,788)      (947,436)
                                              2002        (1,842,012)      (311,310)    (2,153,322)

          Interest income                     2003                182              -            182
                                              2002             10,987              -         10,987

          Interest expense                    2003                  -       (15,596)       (15,596)
                                              2002                  -              -              -

          Gain on sale of
          subsidiaries                        2003            229,268              -        229,268
                                              2002                  -              -              -

          Minority share of loss              2003             65,113              -         65,113
                                              2002            100,049              -        100,049

          Income tax expense (benefit)        2003                  -       (83,611)       (83,611)
          Discontinued operations             2002                  -      (690,518)      (690,518)

          Net income (loss) applicable
           to segment                         2003             31,271      (933,096)      (901,825)
                                              2002        (2,138,593)    (1,381,977)    (3,520,570)


                         NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                               December 31, 2003 and 2002

NOTE 13 - SEGMENT INFORMATION (Continued)



          Total assets
          (net of intercompany accounts)      2003       $   62,472   $    3,418,033   $ 3,480,505

          Property and equipment
          acquisitions                        2003                -           52,359        52,359

          Depreciation and amortization       2003                -          148,764       148,764
                                              2002                -          187,424       187,424


NOTE 14 - STOCK SUBSCRIPTION RECEIVABLE

          During 2002, the Company, through it's subsidiary WHDV, sold shares of common stock to unaffiliated third party investors at $0.22 per share for promissory notes totaling $107,800. This receivable was sold as part of the sale of WHDV on June 30, 2003 (See Note 12).

NOTE 15 - CONVERTIBLE DEBENTURES

          On October 31, 2003, the Company issued two convertible debentures for $30,000 each. The debentures accrue interest at 18% per annum, are due November 1, 2004 and are convertible at any time after 45 days into common stock at a price equal to 70% of the average closing bid price of the common stock for the three trading days immediately proceeding the date of election. The Company recognized a beneficial conversion feature debt discount of $11,609 which was fully amortized to interest expense by December 31, 2003.

NOTE 16 - DISCONTINUED OPERATIONS

          On June 20, 2003, the Company sold it's interest in Wichita Development Corporation, and consequently, it's interest in Salt Lake Development Corporation and Wichita Properties, Inc., to Diversified Financial Resources Corporation.

          The following is summary of the loss from discontinued operations:

                                                           For the Years Ended
                                                               December 31,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------

          REVENUE

          Rental revenue                                 $   82,005   $  304,492
                                                         ----------   ----------

          COST OF REVENUE

          Cost associated with rental revenue                94,572      242,645
          Interest expense associated with rental
          revenue                                            50,860      141,157
                                                         ----------   ----------

          Total Cost of Revenue                             145,432      383,802
                                                         ----------   ----------

                     NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 16 - DISCONTINUED OPERATIONS (Continued)

                                                           For the Years Ended
                                                              December 31,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------

          GROSS MARGIN (DEFICIT)                         $ (63,427)   $ (79,310)
                                                         ----------   ----------

          EXPENSES

          Impairment of marketable securities                     -      450,943
          Selling, general and administrative
          expense                                            22,156      170,778
                                                         ----------   ----------

          Total Expenses                                     22,156      621,721
                                                         ----------   ----------

          LOSS FROM OPERATIONS                             (85,583)    (701,031)
                                                         ----------   ----------

          OTHER INCOME (EXPENSE)

          Interest income                                       407       10,513
          Other income                                        1,565            -
                                                         ----------   ----------

          Total Other Income (Expense)                        1,972       10,513
                                                         ----------   ----------

          LOSS BEFORE MINORITY INTEREST                    (83,611)    (690,518)

          MINORITY INTEREST                                       -            -
                                                         ----------   ----------

          NET LOSS                                       $ (83,611)   $(690,518)
                                                         ==========   ==========

          No income tax benefit has been attributed to the loss from discontinued operations.

NOTE 17 - SUBSEQUENT EVENTS

          On January 6, 2004, the Company's board of directors authorized the issuance of 2,400,000 shares of the Company's common stock for services rendered.

          On January 16, 2004, the Company's board of directors authorized the issuance of 9,100,000 shares of common stock to seven employees for services rendered.

          On January 29, 2004, the Company's board of directors approved the delivery to each director of 10,000,000 restricted shares of the Company's common stock for services rendered to the Company as directors.

          On January 29, 2004, the Company accepted 9,100,012 shares of it's own common stock held by Axia, a related party, in satisfaction of all amounts due as a result of its consulting agreement (see Note 3).

          On February 13, 2004, the Company's board of directors authorized the issuance of 5,000,000 options to purchase the Company's common stock for services rendered. The options were exercised immediately at an option price of $0.002 per share.

                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                             December 31, 2003 and 2002

NOTE 17 - SUBSEQUENT EVENTS (Continued)

          On February 13, 2004, the Company's board of directors authorized the issuance of 25,000,000 options to purchase common stock to five employees for services rendered. The options were exercised immediately at an option price of $0.002 per share.

          On February 20, 2004, the Company's board of directors authorized the issuance of 5,000,000 options to purchase the Company's common stock for services rendered. The options were exercised immediately at an option price of $0.002 per shares.

          On February 20, 2004, the Company's board of directors approved the issuance to the Company's President and Chief Executive and Financial Officer, 5,100,000 shares of the Company's Series A Preferred Stock as an incentive to retaining Mr. Surber as an employee of the Company. These preferred shares have voting rights which equate to 100 shares of common stock for every 1 Series A Preferred share and may be converted into $10 worth of common stock at any time at the option of the holder.

          On March 4, 2004, the Company's board of directors authorized the issuance of 6,000,000 options to purchase common stock for services related to the leasing of real property held by the Company's subsidiaries. The options were exercised immediately at an option price of $0.002 per share.

          On March 9, 2004, the Company's board of directors authorized the issuance of 13,333,334 options to purchase the Company's common stock for accounting services. The options were exercised immediately at an option price of $0.002 per share.

          On March 9, 2004, the Company's board of directors authorized the issuance of 2,000,000 options to purchase the Company's common stock and 250,000 shares of common stock for computer services at an option price of $0.002 per share. Subsequently, a lower option price of $0.001 per share was later approved by the board and the options were exercised.

          On March 9, 2004, the Company's board of directors authorized the issuance of 6,000,000 shares and the issuance of 12,000,000 options at an option price of $0.002 per share to an employee for services provided with regard to improvements and maintenance on real estate held by a subsidiary of the Company. Subsequently, a lower option price of $0.001 per share was later approved by the board and the options were exercised.

          On April 8, 2004, the Company's board of directors authorized the issuance of 33,000,000 shares of the Company's common stock to four employees of the Company for services rendered.

          On April 8, 2004, the Company's board of directors authorized the issuance of 5,000,000 shares of the Company's common stock for services rendered as compensation for assisting with obtaining financing for the Company.

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

ITEM 8A.   CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Name                       Age                   Position(s) and Office(s)
      ----                       ---                   -------------------------
 Richard Surber                   31                     President and Director
 Gerald Einhorn                   63                   Vice President, Secretary
                                                             and Director
Adrienne Bernstein                57                           Director
 John E. Fry, Jr.                 69                           Director

Richard D. Surber, 31, graduated from the University of Utah with a Bachelor of Science degree in Finance and then with a Juris Doctorate with an emphasis in corporate law, including securities, taxation, and bankruptcy. He has served as President and Director of the Company since May of 1999. He also serves as an officer and director of the Company's former parent corporation, Axia Group, Inc., (president and director from 1992 to the present). He has been an officer and director of several public companies, including: Wichita Development Corporation, owner of an office building in Wichita, Kansas (president and director December 15, 1999 to November, 12, 2001); and Golden Opportunity Development Corporation ("GODC"), a majority owned subsidiary of Nexia, (president and director from September 1999 to December 19, 2001). GODC's operations (until January 4, 2002), consisted of operating a 134 room motel in Baton Rouge, Louisiana. Mr. Surber is also the president and a director of several reporting and non-reporting shell companies in which Nexia has ownership interests.

Gerald Einhorn, 63 was appointed to the board in June of 2002 as a Director, Vice-President and Secretary of Nexia. He has been employed by Hudson Consulting Group, Inc. (currently a subsidiary of Nexia) in its legal department since February 1996 as an attorney working in the areas of real estate, corporate, and securities matters. Prior to that time Mr. Einhorn was self employed for more than 20 years in Long Island, New York as a wholesale distributor of fresh produce and frozen foods to retail and institutional end users. He is a member of the New York Bar and practiced law in New York State for a period of 10 years before entering the food distribution business.

Adrienne Bernstein, 57, was appointed to the Board of Directors in June 2002. Ms. Bernstein had previously been a director of Axia Group, Inc. from 1999 through 2001. From 1988 to 1994, Ms. Bernstein was the Assistant Director of Human Resources for the Love Stores, a chain of retail health and beauty stores. In this capacity, Ms. Bernstein was responsible for hiring and training all employees and for preparing management and employee seminars. Prior to her position with the Love Stores, Ms. Bernstein served as a Vice President for Leucadia National Corporation, a publicly traded company specializing in finance, insurance, and manufacturing. In this capacity, Ms. Bernstein's primary emphasis involved real estate management and sales activities.

John E. Fry, Jr., 69, was appointed to the Board of Directors in June 2002. He had served as a director for Axia Group, Inc. for a period of four years ending in June of 2002. He worked for Firestone Tire Company for over 35 years, retiring from a position as a Vice President. He currently works as a business consultant and as a director for various other corporations.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of no person who during the period ended December 31, 2003 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics
--------------

The Company is presently working to prepare and adopt a code of ethics that applies to the Company's chief executive officer, chief financial officer, principal accounting officer and controller, or persons performing similar functions. A draft of the "Code of Ethics" is attached hereto as Exhibit 14.1. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

         1. Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.
         2. Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Securities and Exchange Commission and in other public communications made by the Company.
         3. Compliance with applicable governmental laws, rules and regulations.
         4. The prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the code.
         5. Accountability for adherence to the Code of Ethics.

ITEM 10.       EXECUTIVE COMPENSATION

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2003, 2002, and 2001. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Richard Surber, the Company's chief executive officer for the past three years.

                                            SUMMARY COMPENSATION TABLE


                              Annual Compensation                               Long Term Compensation
                                                                                        Awards                 Payouts
                                                                           Restricted     Securities
Name and                                                 Other Annual        Stock        Underlying      LTIP       All Other
Principal         Year       Salary      Bonus          Compensation       Award(s)        Options      payouts     Compensation
Position                      ($)         ($)                ($)              ($)          SARs(#)         ($)           ($)
------------    ---------  ---------- ------------    ----------------   ------------   -------------  ----------   -------------
Richard              2003                                $51,000(1)(2)
Surber,              2002           -      $32,248          $48,833(1)              -               -           -               -
President            2001           -            -                   -              -               -           -               -


(1) During the years 2002 and 2003, Mr. Surber was paid a salary by Hudson Consulting Group, Inc. acquired as a subsidiary by the Company in February 2002.
(2) Of this amount $39,231 represents salary paid and $11,769 is accrued but unpaid salary due to Mr. Surber.

Compensation of Directors

On January 29, 2004, the Company approved the delivery to each director of 10,000,000 restricted shares of the Company's common stock for services rendered to the Company as Directors. The directors receiving shares included, Richard Surber, Gerald Einhorn, Adrienne Bernstein, and John E. Fry, Jr. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as compensation for services rendered to the corporation as Directors by the named individuals.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's common stock as of May 12, 2004, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of May12, 2004, there were 507,586,094 shares of common stock issued and outstanding.


        TITLE OF                       NAME AND ADDRESS OF                         NATURE OF               PERCENT
         CLASS                          BENEFICIAL OWNER                          BENEFICIAL               OF CLASS
                                                                                   OWNERSHIP
------------------------   ---------------------------------------------  ---------------------------  ----------------
      Common Stock            Richard Surber, President & Director             94,023,147 Direct            25.1%
   ($0.001 par value)             268 West 400 South, Suite 306             33,151,802 Indirect(1)
                                   Salt Lake City, Utah 84101
      Common Stock                      Axia Group, Inc.                         13,113,462(2)              2.58%
   ($0.001 par value)             268 West 400 South ,Suite 300
                                  Salt Lake City, Utah 84101(3)
      Common Stock                 John E. Fry, Jr., Director                     23,008,840                4.53%
   ($0.001 par value)                  3619 Lakeview Road
                                    Carson City, Nevada 89703
      Common Stock                Gerald Einhorn, VP & Director                   13,300,000                2.62%
   ($0.001 par value)               268 West 400 South, #300
                                   Salt Lake City, Utah 84101





                                    Carson City, Nevada 89703
      Common Stock                Adrienne Bernstein, Director                    12,956,304                2.55%
   ($0.001 par value)               268 West 400 South, #300
                                   Salt Lake City, Utah 84101
      Common Stock          Oasis International Hotel & Casino, Inc.             2,654,271(2)               0.52%
   ($0.001 par value)               268 West 400 South, #300
                                   Salt Lake City, Utah 84101
      Common Stock                Hudson Consulting Group, Inc.                   802,693(2)                0.16%
   ($0.001 par value)               268 West 400 South, #300
                                   Salt Lake City, Utah 84101
      Common Stock            Directors and Executive Officers as a               176,440,093               34.76%
   ($0.001) par value                         Group


(1) The shares owned by Hudson Consulting Group, Inc., Oasis International Hotel & Casino, Inc., and Axia Group, Inc. are attributed beneficially to Richard D. Surber due to his position as an officer and director in each of the said corporations.
(2) Richard Surber may be deemed a beneficial owner of 33,151,802 shares of the Company's common stock by virtue of his position as an officer and director of Hudson Consulting Group, Inc. (802,693 shares), Axia Group, Inc. (13,113,462 shares), and Oasis International Hotel & Casino, Inc. (2,654,271 shares). Mr. Surber personally owns 94,023,147 shares.
(3) Axia Group, Inc. holds 4,013,438 shares of the Company's common stock as a trustee for Axia shareholders entitled to these shares in the December 2002 distribution by Axia but for which shareholders a valid and current address could not be located.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The related party receivable at December 31, 2003 of $12,942 from Axia was settled subsequent to the end of year as further described in subsequent events.

The Company has entered into the following related party transactions:

In August of 1997, Hudson Consulting Group, Inc. (Hudson), executed a lease agreement with the Company's CEO and president pursuant to which he is leasing an interest in a condominium to the Company. The condominium is located in Brian Head, Utah, in close proximity to other condominiums owned by the Company's subsidiaries. The lease expired on August 29, 2003. The lease provides for monthly payments of $900. Hudson had an option to purchase the condominium for $84,814, reduced monthly by a portion of the payment attributable to principal. In the event that the value of the condominium appreciates and Hudson had arranged a sale of the condominium prior to exercise of the option, the option price shall be $84,814 plus 10% of the amount by which the total sales price exceeds $84,814. This agreement has expired and Hudson has no further claim or right to the described property.

During 2002, the CEO and president of the Company, received 1,570,513 shares of Axia, a related party, as additional collateral for the loans he personally guaranteed for the Company's subsidiary. Later in 2002, the Company refinanced the loan and he kept the shares issued to him. The shares have been expensed as loan fees and were valued at $0.26 per share which was the trading price for Axia for a total value of $408,333 and is considered a payable to Axia. The shares were later returned for cancellation.

In the first quarter of 2002, the Company entered into a Stock Purchase Agreement ("Agreement") with Axia Group, Inc. ("Axia"), pursuant to which the Company issued to Axia 255,100,000 restricted shares of the Company's common stock in exchange for essentially all of the assets and liabilities of Axia including a portfolio of securities, real estate holdings and publicly reporting shell-companies. The shares issued to Axia equaled approximately 82% of the issued and outstanding shares of the Company after the close of the transaction. Axia on December 10, 2002 spun-off those 255,100,000 shares of the Company's common stock to Axia's shareholders on a pro rata basis. This transaction was first reported in the Company's Form 8-K filed on February 26, 2002.

The Company has entered into discussions with Richard Surber, the President of the Company, with regard to providing compensation and security to Mr. Surber for acting as a personal guarantor for loans to several of the Company's subsidiaries. The package will most likely consist of common stock issued by the Company and/or other investment securities and cash compensation.

Surber has at various times been appointed to serve as an officer or director for some clients of Nexia. These appointments have been disclosed to the disinterested members of the board and the approval of the board of directors has been granted in each of these cases. As payment for services provided to these corporations, Surber has received securities of those corporations, and these transactions have been disclosed to the board of directors in each case. Surber holds a significant interest in approximately 14 shell companies. Mr Surber is licenced to practice law in the State of California and occasionally represents corporate clients on various corporate matters. Mr Surber has disclosed the fact that he on occasion does act as counsel to several companies for which he receives fees for the legal services provided.

Subsequent Events:

On January 29, 2004 the Company, and/or its subsidiaries entered the following agreements to settle debts and obligations with Axia Group, Inc., a related party of which Richard Surber, President of the Company also serves as an officer and director:
         1. Diversified Holdings I, Inc. accepted the assignment of certain rights to securities with a stated value of $50,000 due in the settlement of Axia's litigation claim against America West Securities and Robert Kay.
         2. Diversified Holdings, I, Inc. also accepted an assignment of Axia's rights (presently being litigated) against Kevin Sheff for the recovery of 10,000 post-split shares of Axia Group, Inc's common stock.
         3. As settlement of compensation due under a May 2, 2003 Consultant Agreement with Hudson Consulting Group, Inc., Axia Group Inc. transferred 9,100,012 shares of Nexia common stock to Hudson.
         4. Signed a full release and settlement of all claims against Axia Group, Inc. of all claims held by, Nexia Holdings, Inc., Wasatch Capital, Inc., Hudson Consulting Group, Inc. and West Jordan Real Estate Holdings, Inc.

The end result of the agreements was to resolve and settle all claims against Axia Group, Inc. held by the named entities, all subsidiaries of Nexia Holdings, Inc. Richard Surber, President of the Company, is also an officer and director of Axia Group, Inc. The purpose of the above described transaction was to settle the various claims and resolve the debts and obligations that existed between Axia and the Company and its subsidiaries.

On February 26, 2004, the Company's board of directors approved the issuance of 5,100,000 shares of its Series A Preferred Stock to Richard Surber, president of the Company, to retain his services as president, CEO, CFO and as a director of the Company.


ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 31 of this Form 10-KSB, which is incorporated herein by reference.

(b)      Reports on Form 8-K.

         (1) On March 28, 2003, the Company filed a Form 8-K disclosing the dismissal of Tanner+Co. and disclosing the retention of HJ & Associations, LLC. as the new independent auditors for the Company.

         (2) On April 4, 2003, the Company filed a Form 8-K announcing that it had abandoned its efforts to acquire Industrial Maintenance and Machine Inc. the subject of a March 5, 2003 press release.

         (3) On July 18, 2003, the Company filed a Form 8-K reporting that it had transferred to Diversified Financial Resources Corporation 86,795,794 shares of the common stock of Wichita Development Corporation or majority control of that corporation, including its subsidiary corporation, Salt Lake Development Corporation, in exchange for a promissory note in the amount of $150,000 and 1,000,000 restricted shares of the common stock of Diversified Financial Resources Corporation.

         (4) On July 30, 2003, the Company filed an amended 8-K to clarify statements made regarding the dismissal of Tanner + Co. as the independent auditor of the Company.

         (5) On November 10, 2003, the Company filed a Form 8-K announcing the filing of a certificate of determination, setting forth the rights of Series A Convertible Preferred Stock of the Company.

Subsequent filing to December 31, 2003:

         (1) On February 26, 2004, the Company filed a Form 8-K announcing that the Company had approved the issuance of 5,100,000 shares of its Series A Preferred Stock to Richard Surber, president of the Company, to retain his services as the president and a director of the Company.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company's principal independent accountants for the performance of our audit for the years ended December 31, 2002 and for the full fiscal year ended December 31, 2003 were HJ & Associates, LLC. The Company's previous independent accountants, Tanner + Co., performed the reviews of the Company's financial statements for the three quarters ended March 31, 2002, June 30, 2002, and September 30, 2002. Fees incurred for 2003 and 2002 include services performed and fees charged by both firms.

         (i) Audit Fees. For the fiscal years ended December 31, 2002 and 2003, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statement included in the quarterly reports of Form 10-QSB and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years were $ 60,500, for 2003 and $ 76,304 for 2002.
         (ii) Audit-Related Fees. For the fiscal years ended December 31, 2003 and 2002, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.
         (iii) Tax Fee. For the fiscal years ended December 31, 2003 and 2002, there were no fees billed for tax compliance services and there was no tax-planning advice provided.
         (iv) Other Fees. For the fiscal years ended December 31, 2003 and 2002, there were no fees billed for services other than services described above.

Pre-approved Policy for Audit and Non-Audit Services

The Company does not have a standing audit committee and the full board of directors performs all functions of an audit committee, including the pre-approval of all audit and non-audit services prior to Nexia engaging an accountant. All of the services rendered for Nexia by HJ & Associates, LLC, were pre-approved by the board of directors of Nexia.

                               SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized, this day of May, 2004.


Nexia Holdings, Inc.

  /s/
------------------------------------------------------
Richard Surber, President, Chief Financial Officer and
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/                                        /s/
----------------------------------------   -------------------------------------
Richard D. Surber           May 17, 2004   Gerald Einhorn            May 17,2004
President Chief Executive Officer, Chief   Director
Financial Officer, and Director
  /s/                                        /s/
----------------------------------------   -------------------------------------
Adrienne Bernstein          May 17, 2004   John Fry, Jr.            May 17, 2004
Director                                   Director




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

3(v)              *          Amendment to the Articles of Incorporation
                             changing the Company's name from Kelly's Coffee
                             Group, Inc. to Nexia Holdings, Inc. (incorporated herein by reference as filed in the Company's
                             Definitive 14(c) as filed with the Securities and Exchange Commission on February 27, 2002).

3(vi)             *          Amendment to the Articles of Incorporation
                             changing the number of authorized shares of common stock of the Company to 10,000,000,000
                             (incorporated herein by reference as filed in the Company's Definitive 14(c) as filed with the Securities and Exchange Commission on March 5,
                             2004.

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

10(iv)            34         February 1, 2004 Stock Option Agreement between
                             Nexia Holdings, Inc. (the "Company") and Frank
                             Adams issuing 1,300,000 shares of Company common stock, par value $0.001 at a price of $0.006 per option.

10(v)             36         February 1, 2004 Stock Option Agreement between the
                             Company and Ernie Burch issuing 1,300,000 shares of Company common stock, par value $0.001 at a price of $0.006 per option.

10(vi)            38         February 1, 2004 Stock Option Agreement between the
                             Company and Jared Gold issuing 1,300,000 shares of Company common stock, par value $0.001 at the price of $0.006 per option.

10(vii)           40         February 1, 2004 Stock Option Agreement between the
                             Company and Michael Golightly issuing 1,300,000 shares of Company common stock, par value $0.001 at a price of $0.006 per option.

10(viii)          42         February 1, 2004 Stock Option Agreement between the
                             Company and Sandra Jorgensen issuing 1,300,000 shares of Company common stock, par value $0.001 at the price of $0.006 per option.

10(ix)            44         February 1, 2004 Stock Option Agreement between the
                             Company and Jose R. Prado issuing 1,300,000 shares of Company common stock, par value $0.001 at the price of $0.006 per option.

10(x)             46         February 1, 2004 Stock Option Agreement between the
                             Company and David Witesman issuing 1,300,000 shares of Company common stock, par value $0.001 at the price of $0.006 per option.

10(xi)            48         February 13, 2004 Stock Option Agreement between
                             the Company and Frank Adams issuing 5,000,000
                             shares of Company common stock, par value $0.001 at a price of $0.002 per option.

10(xii)           50         February 13, 2004 Stock Option Agreement between
                             the Company and Ernie Burch issuing 5,000,000 shares of Company common stock, par value $0.001 at a price of $0.002 per option.

10(xiii)          52         February 13, 2004 Stock Option Agreement between
                             the Company and Michael Golightly issuing 5,000,000 shares of Company common stock, par value $0.001 at the price of $0.002 per option.

10(xiv)           54         February 13, 2004 Stock Option Agreement between
                             the Company and Sandra Jorgensen issuing 5,000,000 shares of Company common stock, par value $0.001 at the price of $0.002 per option.

10(xv)            56         February 13, 2004 Stock Option Agreement between
                             the Company and Barry Monk issuing 10,000,000
                             shares of Company common stock, par value $0.001 at the price of $0.002 per option.

10(xvi)           58         February 13, 2004 Stock Option Agreement between
                             the Company and Jose R. Prado issuing 5,000,000 shares of Company common stock, par value $0.001 at the price of $0.002 per option.

10(xvii)          60         March 9, 2004 Stock Option Agreement between the
                             Company and Ernie Burch issuing 12,000,000 shares of Company common stock, par value $0.001 at a price of $0.001 per option.

10(xviii)         62         March 9, 2004 Stock Option Agreement between the
                             Company and Donald Decker issuing 2,000,000 shares of Company common stock, par value $0.001 at a price of $0.001 per option.

10(xix)           64         March 9, 2004 Stock Option Agreement between the
                             Company and Josh Vance issuing 6,000,000 shares of Company common stock, par value $0.001 at the price of $0.002 per option.

14.1              66         Draft of Code of Ethics for Nexia Holdings, Inc.

16(i)             *          Letter from Tanner + Co. stating that it has
                             reviewed the disclosures in the Form 8-K and has no objection to the statement made within it
                             (incorporated herein by reference from Form 8-K filed March 28, 2003).

31.1              32         Certification Pursuant to 18 U.S.C. SECTION 1350,
                             as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1              33         Certification Pursuant to 18 U.S.C. Section 1350,
                             as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.





* Incorporated by reference from previous filings of the Company.

Exhibit 31(i)
    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


Date: May 17, 2004
  /s/
------------------------------
Richard Surber, Chief Executive and Financial Officer
(principal financial and accounting officer)

Exhibit 32(i)
                     CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350
                              AS ADOPTED PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Nexia Holdings, Inc. on Form 10-KSB for the period ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, I Richard Surber, Chief Executive and Financial Officer of Nexia Holdings, Inc. Certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1)      the Form 10-KSB fully complies with the requirements of
                  Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and result of operations of the Company.

           /s/
         -------------------------------------
         Richard Surber
         Chief Executive and Financial Officer
         May 17, 2004

Exhibit 10(iv)

                         STOCK OPTION AGREEMENT


         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 1st day of February 2004 by Nexia Holdings, Inc. (the "Company") to Frank Adams, a consultant of the Company ("Optionee") and a Utah resident.

                                 PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of One Million Three Hundred Thousand (1,300,000), shares of the Company's common stock, par value $0.001 at a price of $0.006 per option, to be issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be $0.006 per share.

         C. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

         4. This Option Agreement supercedes and replaces any unexercised options under any prior option agreement to February 1, 2004 between the Company and the Optionee.

                                          GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described One Million Three Hundred Thousand (1,300,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise.

         4. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that it is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                                   Nexia Holdings, Inc.

  /s/                                                    /s/
----------------------                                 -------------------------
Frank Adams,  Optionee                                 Richard Surber, President

Exhibit 10(v)

                              STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 1st day of February 2004 by Nexia Holdings, Inc. (the "Company") to Ernie Burch, a consultant of the Company ("Optionee") and a Utah resident.

                                    PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of One Million Three Hundred Thousand (1,300,000), shares of the Company's common stock, par value $0.001 at a price of $0.006 per option, to be issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be $0.006 per share.

         C. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

         4. This Option Agreement supercedes and replaces any unexercised options under any prior option agreement to February 1, 2004 between the Company and the Optionee.

                                             GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described One Million Three Hundred Thousand (1,300,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise.

         4. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that it is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                                   Nexia Holdings, Inc.


  /s/                                                     /s/
----------------------                                 -------------------------
Ernie Burch,  Optionee                                 Richard Surber, President

Exhibit 10(vi)

                            STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 1st day of February 2004 by Nexia Holdings, Inc. (the "Company") to Jared Gold, a consultant of the Company ("Optionee") and a Utah resident.

                                   PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of One Million Three Hundred Thousand (1,300,000), shares of the Company's common stock, par value $0.001 at a price of $0.006 per option, to be issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be $0.006 per share.

         C. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

         4. This Option Agreement supercedes and replaces any unexercised options under any prior option agreement to February 1, 2004 between the Company and the Optionee.

                                       GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described One Million Three Hundred Thousand (1,300,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise.

         4. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that it is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                   Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.


         6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                                   Nexia Holdings, Inc.

   /s/                                                    /s/
---------------------                                  -------------------------
Jared Gold,  Optionee                                  Richard Surber, President

Exhibit 10(vii)

                          STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 1st day of February 2004 by Nexia Holdings, Inc. (the "Company") to Michael Golightly, a consultant of the Company ("Optionee") and a Utah resident.

                                  PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of One Million Three Hundred Thousand (1,300,000), shares of the Company's common stock, par value $0.001 at a price of $0.006 per option, to be issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be $0.006 per share.

         C. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

         4. This Option Agreement supercedes and replaces any unexercised options under any prior option agreement to February 1, 2004 between the Company and the Optionee.

                                          GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described One Million Three Hundred Thousand (1,300,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise.

         4. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that it is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                   Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.


         6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                                    Nexia Holdings, Inc.

  /s/                                                    /s/
----------------------------                           -------------------------
Michael Golightly,  Optionee                           Richard Surber, President

Exhibit 10(viii)

                           STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 1st day of February 2004 by Nexia Holdings, Inc. (the "Company") to Sandra Jorgensen, a consultant of the Company ("Optionee") and a Utah resident.

                                  PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of One Million Three Hundred Thousand (1,300,000), shares of the Company's common stock, par value $0.001 at a price of $0.006 per option, to be issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be $0.006 per share.

         C. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

         4. This Option Agreement supercedes and replaces any unexercised options under any prior option agreement to February 1, 2004 between the Company and the Optionee.

                                            GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described One Million Three Hundred Thousand (1,300,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise.

         4. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that it is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                   Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                                    Nexia Holdings, Inc.


  /s/                                                    /s/
---------------------------                            -------------------------
Sandra Jorgensen,  Optionee                            Richard Surber, President

Exhibit 10(ix)

                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 1st day of February 2004 by Nexia Holdings, Inc. (the "Company") to Jose R. Prado, a consultant of the Company ("Optionee") and a Utah resident.

                                  PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of One Million Three Hundred Thousand (1,300,000), shares of the Company's common stock, par value $0.001 at a price of $0.006 per option, to be issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be $0.006 per share.

         C. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

         4. This Option Agreement supercedes and replaces any unexercised options under any prior option agreement to February 1, 2004 between the Company and the Optionee.

                                       GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described One Million Three Hundred Thousand (1,300,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise.

         4. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that it is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                   Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                                    Nexia Holdings, Inc.



  /s/                                                     /s/
------------------------                               -------------------------
Jose R. Prado,  Optionee                               Richard Surber, President

Exhibit 10(x)


                            STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 1st day of February 2004 by Nexia Holdings, Inc. (the "Company") to David Witesman, a consultant of the Company ("Optionee") and a Utah resident.

                                   PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of One Million Three Hundred Thousand (1,300,000), shares of the Company's common stock, par value $0.001 at a price of $0.006 per option, to be issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be $0.006 per share.

         C. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

         4. This Option Agreement supercedes and replaces any unexercised options under any prior option agreement to February 1, 2004 between the Company and the Optionee.

                                        GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described One Million Three Hundred Thousand (1,300,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise.

         4. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that it is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                                    Nexia Holdings, Inc.

  /s/                                                    /s/
-------------------------                              -------------------------
David Witesman,  Optionee                              Richard Surber, President

Exhibit 10(xi)

                              STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 13th day of February 2004 by Nexia Holdings, Inc. (the "Company") to Frank Adams, a consultant of the Company ("Optionee") and a Utah resident.

                                     PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Five Million (5,000,000), shares of the Company's common stock, par value $0.001 at a price of $0.002 per option, to be issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be $0.002 per share.

         C. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

         4. This Option Agreement supercedes and replaces any unexercised options under any prior option agreement to February 13, 2004 between the Company and the Optionee.

                                          GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described Five Million (5,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise.

         4. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that it is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                                    Nexia Holdings, Inc.

  /s/                                                  /s/
----------------------                               ---------------------------
Frank Adams,  Optionee                               Richard Surber, President

Exhibit 10(xii)

                           STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 13th day of February 2004 by Nexia Holdings, Inc. (the "Company") to Ernie Burch, a consultant of the Company ("Optionee") and a Utah resident.

                                                      PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Five Million (5,000,000), shares of the Company's common stock, par value $0.001 at a price of $0.002 per option, to be issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be $0.002 per share.

         C. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

         4. This Option Agreement supercedes and replaces any unexercised options under and prior option agreement to February 13, 2004 between the Company and the Optionee.

                                            GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described Five Million (5,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise.

         4. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that it is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                   Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                                    Nexia Holdings, Inc.

  /s/                                                    /s/
----------------------                                 -------------------------
Ernie Burch,  Optionee                                 Richard Surber, President

Exhibit 10(xiii)

                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 13th day of February 2004 by Nexia Holdings, Inc. (the "Company") to Michael Golightly, a consultant of the Company ("Optionee") and a Utah resident.

                                     PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Five Million(5,000,000), shares of the Company's common stock, par value $0.001 at a price of $0.002 per option, to be issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be $0.002 per share.

         C.. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

         4. This Option Agreement supercedes and replaces any unexercised options under any prior option agreement to February 13, 2004 between the Company and the Optionee.

                                           GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described Five Million (5,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise.

         4. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                                    Nexia Holdings, Inc.

  /s/                                                     /s/
----------------------------                           -------------------------
Michael Golightly,  Optionee                           Richard Surber, President

Exhibit 10(xiv)

                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 13th day of February 2004 by Nexia Holdings, Inc. (the "Company") to Sandra Jorgensen, a consultant of the Company ("Optionee") and a Utah resident.

                                      PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Five Million (5,000,000), shares of the Company's common stock, par value $0.001 at a price of $0.002 per option, to be issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be $0.002 per share.

         C. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

         4. This Option Agreement supercedes and replaces any unexercised options under any prior option agreement to February 13, 2004 between the Company and the Optionee.

                                         GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described Five Million (5,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise.

         4. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                       Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                                    Nexia Holdings, Inc.

  /s/                                                    /s/
---------------------------                            -------------------------
Sandra Jorgensen,  Optionee                            Richard Surber, President

Exhibit 10(xv)

                                STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 13th day of February 2004 by Nexia Holdings, Inc. (the "Company") to Barry Monk, a consultant of the Company ("Optionee") and a Utah resident.

                                     PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Ten Million (10,000,000), shares of the Company's common stock, par value $0.001 at a price of $0.002 per option, to be issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be $0.002 per share.

         C. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

         D. This Option Agreement supercedes and replaces any unexercised options under any prior option agreement to February 13, 2004 between the Company and the Optionee.

                                          GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described Ten Million (10,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year have elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise.

         4. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that it is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                   Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                                  Nexia Holdings, Inc.

  /s/                                                    /s/
---------------------                                  -------------------------
Barry Monk,  Optionee                                  Richard Surber, President

Exhibit 10(xvi)

                           STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 13th day of February 2004 by Nexia Holdings, Inc. (the "Company") to Jose R. Prado, an employee of the Company ("Optionee") and a Utah resident.

                                    PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Five Million (5,000,000), shares of the Company's common stock, par value $0.001 at a price of $0.002 per option, to be issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be $0.002 per share.

         C. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

         D. This Option Agreement supercedes and replaces any unexercised options under any prior option agreement to February 13, 2004 between the Company and the Optionee.

                                       GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described Five Million (5,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise.

         4. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                                    Nexia Holdings, Inc.


------------------------                               -------------------------
Jose R. Prado,  Optionee                               Richard Surber, President

Exhibit 10(xvii)
                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 9th day of March 2004 by Nexia Holdings, Inc. (the "Company") to Ernie Burch, a consultant of the Company ("Optionee") and a Utah resident.

                                    PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Twelve Million (12,000,000), shares of the Company's common stock, par value $0.001 at a price of $0.002 per option, to be issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be $0.002 per share.

         C. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

                                        GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described Twelve Million (12,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise.

         4. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that it is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                   Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                                    Nexia Holdings, Inc.

  /s/                                                    /s/
----------------------                                 -------------------------
Ernie Burch,  Optionee                                 Richard Surber, President

Exhibit 10(xviii)

                            STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 9th day of March 2004 by Nexia Holdings, Inc. (the "Company") to Donald Decker, an advisor of the Company ("Optionee") and a Utah resident.

                                   PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Two Million (2,000,000), shares of the Company's common stock, par value $0.001 at a price of $0.002 per option, to be issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be $0.002 per share.

         C. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

                                          GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described Two Million (2,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise.

         4. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common

                  Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                                    Nexia Holdings, Inc.

  /s/                                                    /s/
------------------------                               -------------------------
Donald Decker,  Optionee                               Richard Surber, President

Exhibit 10(xix)

                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 9th day of March 2004 by Nexia Holdings, Inc. (the "Company") to Josh Vance, a consultant of the Company ("Optionee") and a Utah resident.

                                    PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of six million (6,000,000), shares of the Company's common stock, par value $0.001 at a price of $0.002 per option, to be issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be $0.002 per share.

         C. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

                                         GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described six million (6,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year have elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise.

         4. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that it is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                   Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common

                  Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                                    Nexia Holdings, Inc.

  /s/                                                    /s/
---------------------                                  -------------------------
Josh Vance,  Optionee                                  Richard Surber, President

Exhibit 14.1 - Code of Ethics

                               CODE OF ETHICS
                                     OF
                              NEXIA HOLDINGS, INC.
 I. Objectives

Nexia Holdings, Inc. (Nexia) is committed to the highest level of ethical behavior. Nexia's business success depends upon the reputation of Nexia and its directors, officers and employees to perform with the highest level of integrity and principled business conduct.

This Code of Ethics ("Code") applies to all directors, officers and employees of Nexia, including Nexia's chief executive officer and chief financial officer, (collectively, the "Covered Persons"). This Code is designed to deter wrongdoing and to promote all of the following:

         honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely, and understandable disclosure in reports and documents that Nexia files with, or submits to, the Securities and Exchange Commission (the "Commission"), and in other public communications made by Nexia; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting to an appropriate person or persons identified herein for receiving violations of this Code; and accountability for adherence to this Code.

Each Covered Person must conduct himself or herself in accordance with this Code, and must seek to avoid even the appearance of improper behavior.

This Code is not intended to cover every applicable law, or to provide answers to all questions that might arise; for such, Nexia relies on each person's sense of what is right, including a sense of when it is appropriate to seek guidance from others on an appropriate course of conduct.

II. Honest and Ethical Conduct

Each Covered Person must always conduct himself or herself in an honest and ethical manner. Each Covered Person must act with the highest standards of personal and professional integrity and must not tolerate others who attempt to deceive or evade responsibility for actions. Honest and ethical conduct must be a driving force in every decision made by a Covered Person while performing his or her duties for Nexia. When in doubt as to whether an action is honest and ethical, each Covered Person shall seek advice from her or his immediate supervisor or senior management, as appropriate.

III. Conflict of Interest

The term "conflict of interest" refers to any circumstance that would cast doubt on a Covered Person's ability to act objectively when representing Nexia's interests. Covered Persons should not use their position or association with Nexia for their own or their family's gain, and should avoid situations in which their personal interests (or those of their family) conflict or overlap, or appear to conflict or overlap, with Nexia's best interests.

The following are examples of activities that give rise to a conflict of interest. These examples do not in any way limit the scope of Nexia's policy regarding conflicts of interest.

         Where a Covered Person's association with (or financial interest in) another person or entity would reasonably be expected to interfere with the Covered Person's independent judgment in Nexia's best interest, that association or financial interest creates a conflict of interest.

         The holding of a financial interest by a Covered Person in any present or potential competitor, customer, supplier, or contractor of Nexia creates a conflict of interest, except where the business or enterprise in which the Covered Person holds a financial interest is publicly owned, and the financial interest of the Covered Person in such public entity constitutes less than one percent (1%) of the ownership of that business or enterprise.

         The acceptance by a Covered Person of a membership on the board of directors, or serving as a consultant or advisor to any board or any management, of a business that is a present or potential competitor, customer, supplier, or contractor of Nexia, creates a conflict of interest, unless such relationship is pre-approved, in writing, by the chief executive officer of Nexia or the board of directors in the event the Covered Person is the chief executive officer.

         Engaging in any transaction involving Nexia, from which the Covered Person can benefit financially or otherwise, apart from the usual compensation received in the ordinary course of business, creates a conflict of interest. Such transactions include lending or borrowing money, guaranteeing debts, or accepting gifts, entertainment, or favors from a present or potential competitor, customer, supplier, or contractor of Nexia.

         The use or disclosure of any unpublished information regarding Nexia, obtained by a Covered Person in connection with his or her employment for personal benefit creates a conflict of interest.

It is Nexia's policy and it is expected that all Covered Persons should endeavor to avoid all situations that present an actual or apparent conflict of interest. All actual or apparent conflicts of interest must be handled honestly and ethically. If a Covered Person suspects that he or she may have a conflict of interest, that Covered Person is required to report the situation to, and to seek guidance from, her or his immediate supervisor or senior management as appropriate. For purposes of this Code, directors, the chief executive officer, and the chief financial officer shall report any such conflict or potential conflict to the chairman of the audit committee, if one is later created, and in the absence of an audit committee, to the chairman of the board of directors. Officers (other that the chief executive and chief financial officers) and employees of Nexia shall report any such situations to their immediate supervisor. It is the responsibility of the audit committee chairman or the chairman of the board of directors, as applicable, to determine if a conflict of interest exists or whether such situation is likely to impair the Covered Person's ability to perform his or her assigned duties with Nexia, and if such situation is determined to present a conflict, to determine the necessary resolution.

Loans are expressly prohibited from Nexia to all directors and executive officers.

IV. Compliance with Applicable Laws, Rules and Regulations

Full compliance with the letter and the spirit of all applicable governmental laws, rules and regulation, and applicable rules and listing standards of any national securities exchange on which Nexia's securities may be listed, is one of the foundations on which Nexia ethical policies are built. All directors and executive officers of Nexia must understand and take responsibility for Nexia's compliance with the applicable governmental laws, rules and regulations of the cities, states and countries in which Nexia operates, and for complying with the applicable rules and listing standards of any national securities exchange on which Nexia's securities may be listed.

V. Rules to Promote Full, Fair, Accurate, Timely and Understandable Disclosure

As a public company, Nexia has a responsibility to report financial information to security holders so that they are provided with accurate information in all material respects about Nexia's financial condition and results of operations. It is the policy of Nexia to fully and fairly disclose the financial condition of Nexia in compliance with applicable accounting principles, laws, rules and regulations. Further, it is Nexia's policy to promote full, fair, accurate, timely and understandable disclosure in all Nexia reports required to be filed with or submitted to the Commission, as required by applicable laws, rules and regulations then in effect, and in other public communications made by Nexia.

Covered Persons may be called upon to provide or prepare necessary information to ensure that Nexia's public reports are complete, fair and understandable. Nexia expects Covered Persons to take this responsibility seriously and to provide accurate information related to Nexia's public disclosure requirements.

All books and records of Nexia shall fully and fairly reflect all Nexia transactions in accordance with accounting principles generally accepted in the United States of America, and any other financial reporting or accounting regulations to which Nexia is subject. No entries to Nexia's books and records shall be made or omitted to intentionally conceal or disguise the true nature of any transaction. Covered Persons shall maintain all Nexia books and records in accordance with Nexia's established disclosure controls and procedures and internal controls for financial reporting, as such controls may be amended from time to time.

All Covered Persons must report any questionable accounting or auditing matters that may come to their attention. This applies to all operating reports or records prepared for internal or external purposes. If any Covered Person has concerns or complaints regarding questionable accounting or auditing matters of Nexia, Covered Person shall report such matters to his or her immediate supervisor. If the immediate supervisor is involved in the questionable accounting or auditing matter, or does not timely resolve the Covered Person's concern, the Covered Person should submit their concerns to the chief executive officer or the chief financial officer. If the chief executive officer and the chief financial officer are involved in the questionable accounting or auditing matter, or do not timely resolve the Covered Person's concerns, the Covered Person should submit his or her concern directly to the audit committee, if one be established, or to the board of directors in the absence of a designated audit committee. The reporting of any such matter may be done on a confidential basis, at the election of the Covered Person making the report.

VI. Corporate Opportunities

Directors and employees are prohibited from taking for themselves opportunities that are discovered through the use of Nexia property, information,, or position, or using Nexia property, information or position for personal gain. Directors and employees have a duty to Nexia to advance its legitimate interest when the opportunity to do so arises.

VII. Confidentiality

Directors and employees must maintain the confidentiality of non-public, proprietary information regarding Nexia, its customers or its suppliers, and shall use that information only to further the business interests of Nexia, except where disclosure or other use is authorized by Nexia or legally mandated. This includes information disseminated to employees in an effort to keep them informed or in connection with their work activities, but with the instruction, confidential labeling, or reasonable expectation that the information be kept confidential.

VIII. Trading on Inside Information

Inside information includes any non-public information, whether favorable or unfavorable, that investors generally consider important in making investment decisions. Examples include, financial results not yet publicly released, imminent regulatory approval/disapproval of any proposed corporate action or other significant matter such as the purchase or sale of a business unit, subsidiary or significant assets, threatened litigation, or other significant facts about Nexia's business. No information obtained as the result of employment at, or a director's service on the board of, Nexia may be used for personal profit or as the basis for a "tip" to others, unless such information is first made generally available to the public.

IX. Protection and Proper Use of Nexia's Assets

Directors and employee should protect Nexia's assets and ensure their efficient use. Theft, carelessness and waste have an adverse impact on Nexia and its profitability. Nexia assets may only be used for legitimate company business purposes.

X. Intellectual Property

Nexia expends a great deal of time, effort and money to protect its intellectual property. The company is sensitive to issues regarding the improper use of our intellectual property and avoiding the improper use of intellectual property of others, including but not limited to copyrights, trademarks, trade secrets and patents. In fulfillment of Nexia's legal obligations with respect to intellectual property rights, Nexia adheres to copyright laws, including the application of those laws to copyrights work in print, video, music, computer software or other electronic formats. Employees must not make any unauthorized reproduction of any copyrighted work.

XI. Reporting Violations of the Code.

Any Covered Person who becomes aware of any violation of this Code must promptly bring the violation to the attention of the appropriate party as follows: directors, Nexia's chief executive officer and the chief financial officer shall report on a confidential basis any violations to the chairman of the audit committee, if one be created, and in the absence of any audit committee, to the chairman of the board of directors of Nexia; Executive officers and employees of Nexia shall report any violations to Nexia's chief executive officer or chief financial officer; all other Covered Persons or employees shall report any such violation to their immediate supervisor.

XII. Compliance With the Code

All issues of non-compliance with this Code will be reviewed and evaluated according to the circumstances and severity of the problem. Senior management will take such actions as it deems appropriate, which can include disciplinary action up to and including termination of employment, legal action, and other measures.

XIII. Waiver of the Code

Any waiver of this Code may be made only by the independent directors on the board of directors, or by an authorized committee of the board of directors comprised solely of independent directors, and will be disclosed as required by law, Commission regulations, or the rules and listing standards of any national securities exchange on which Nexia's securities may be listed.

Adopted this seventeenth day of May, 2004 by the board of directors of Nexia Holdings, Inc.


John E. Fry, Jr., Director                            Richard Surber, Director

Gerald Einhorn, Director                            Adrienne Bernstein, Director