Form 10QSB
period 2004-03-31
NEXIA HOLDINGS INC
filed 2004-06-17
CIK 833209

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

   [ ]   Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from         to          .
                                                   ---------  ----------


         Commission file number:  33-22128-D
                                  ----------


                           NEXIA HOLDINGS, INC.
                           --------------------
        (Exact name of small business issuer as specified in its charter)




              Nevada                                    84-1062062
              -------                                   ----------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


           268 West 400 South, Salt Lake City, Utah           84101
        ----------------------------------------------------------------
           (Address of principal executive office)         (Zip Code)


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

                                    Yes XX           No


         The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 15, 2004 was 551,886,094.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS...................................................2

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS...................................3

ITEM 3. CONTROLS AND PROCEDURES................................................6

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS......................................................7

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..............................7

ITEM 5. OTHER INFORMATION......................................................7

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................................9

SIGNATURES.....................................................................9

INDEX TO EXHIBITS.............................................................10

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

Our unaudited consolidated balance sheet as of March 31, 2004, audited balance sheet as of December 31, 2003, and the related unaudited consolidated statements of operations, and stockholder's equity as of March 31, 2004, and cash flows for the three months ended March 31, 2004 and 2003 are attached hereto as Pages F-1 through F-16 and are incorporated herein by this reference.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            PAGE

Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Operations and Other Comprehensive Loss...........F-5

Consolidated Statements of Stockholders' Equity..............................F-8

Consolidated Statements of Cash Flows.......................................F-10

Notes to Consolidated Financial Statements..................................F-13

                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                  March 31,         December 31,
                                                    2004                2003
                                                ------------        ------------
ASSETS                                           (Unaudited)

  Current Assets

    Cash                                        $    200,340        $     94,073
    Accounts receivable - trade                       51,564              33,387
    Related party accounts receivable                 40,942              12,952
    Notes receivable, net of allowance
    of $315,000                                       45,814              36,949
    Prepaid expenses                                     633                  99
    Marketable securities                             12,753             205,400
                                                ------------        ------------

        Total Current Assets                         352,046             382,860
                                                ------------        ------------

  Fixed Assets

    Property and equipment, net                    2,559,660           2,570,691
    Land                                             488,895             488,895
                                                ------------        ------------

         Total Fixed Assets                        3,048,555           3,059,586
                                                ------------        ------------

  Other Assets

     Loan costs, net                                  34,666              38,059
                                                ------------        ------------

         Total Other Assets                           34,666              38,059
                                                ------------        ------------

 TOTAL ASSETS                                   $  3,435,267        $  3,480,505
                                                ============        ============












 The accompanying notes are an integral part of these consolidated financial statements.

                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                                                   March 31,        December 31,
                                                     2004               2003
                                                 ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY              (Unaudited)

  CURRENT LIABILITIES

    Accounts payable                             $    109,903       $    188,188
    Accrued liabilities                               130,302            130,524
    Current portion of WVDEP liability                      -             20,000
    Unearned rent                                      12,683             28,455
    Deferred revenue                                    1,461              8,958
    Deferred gain on sale of subsidiary                     -             21,770
    Refundable deposit                                 15,541             15,541
    Convertible debentures                             60,000             60,000
    Current portion long-term debt                  1,213,859          1,213,859
                                                 ------------        -----------

        Total Current Liabilities                   1,543,749          1,687,295
                                                 ------------        -----------

  LONG-TERM LIABILITIES

    Long-term debt                                  1,529,894          1,548,740
                                                 ------------        -----------

          Total Long-Term Liabilities               1,529,894          1,548,740
                                                 ------------        -----------

          Total Liabilities                         3,073,643          3,236,035
                                                 ------------        -----------

MINORITY INTEREST                                     199,170            199,765
                                                 ------------        -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $0.001 par value,
     50,000,000 shares authorized, no
     shares issued or outstanding                           -                  -










 The accompanying notes are an integral part of these consolidated financial statements.

                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                                                    March 31,       December 31,
                                                      2004              2003
                                                  ------------      ------------
Common stock, $0.001 par value, 10,000,000,000     (Unaudited)
 shares authorized, 473,886,094 and 348,502,760
 shares issued and outstanding, respectively           473,886           348,503
Additional paid-in capital                          10,793,766        10,063,482
Treasury stock, 29,138,352 and
 20,038,340 shares at cost, respectively             (100,618)         (100,618)
Expenses prepaid with common stock                           -          (13,333)
Stock subscription receivable                         (28,310)          (28,000)
Other comprehensive income                               (238)             (862)
Accumulated deficit                               (10,976,032)      (10,224,467)
                                                  ------------      ------------

         Total Stockholders' Equity                    162,454            44,705
                                                  ------------      ------------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                     $  3,435,267      $  3,480,505
                                                  ============      ============







 The accompanying notes are an integral part of these consolidated financial statements.

                    NEXIA HOLDINGS, INC. AND SUBSIDIARIES
       Consolidated Statements of Operations and Other Comprehensive Loss
                                 (Unaudited)
                                                     For the Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                         2004          2003
                                                     ------------   -----------
Revenue

  Consulting revenue                                 $     21,614   $     58,203
  Rental revenue                                          128,147        130,509
                                                     ------------   ------------

         Total Revenue                                    149,761        188,712
                                                     ------------   ------------
Cost of Revenue

  Costs associated with consulting
     revenue                                              109,272         57,091
  Costs associated with rental revenue                    136,949         91,789
  Interest expense associated with rental
    revenue                                                55,421         85,018
                                                     ------------   ------------

         Total Cost of Revenue                            301,642        233,898
                                                     ------------   ------------

Gross Deficit                                           (151,881)       (45,186)
                                                     ------------   ------------

Expenses

  Impairment of marketable securities                     185,774          5,022
  Selling, general and administrative expense             568,745          2,969
                                                     ------------   ------------

         Total Expenses                                   754,519          7,991
                                                     ------------   ------------

Loss From Operations                                    (906,400)       (53,177)
                                                     ------------   ------------





The accompanying notes are an integral part of these consolidated financial statements.

                 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
 Consolidated Statements of Operations and Other Comprehensive Loss (Continued)
                               (Unaudited)
                                                     For the Three Months Ended
                                                            March 31,
                                                     --------------------------
                                                         2004           2003
                                                     ------------   ------------

Loss From Operations                                 $  (906,400)   $   (53,177)
                                                     ------------   ------------

Other Income (Expense)

  Interest income                                              73          2,091
  Interest expense                                        (2,701)              -
  Other (expense) income                                    2,598              -
  Gain on sale of subsidiary                              139,270              -
  Gain on settlement of debt                               15,000              -
                                                     ------------   ------------

         Total Other Income (Expense)                     154,240          2,091
                                                     ------------   ------------

Loss Before Minority Interest and
 Income Taxes                                        $  (752,160)   $   (51,086)
                                                     ------------   ------------

Minority Interest In Loss                                     595          4,961
                                                     ------------   ------------

Net Loss Before Discontinued Operations                 (751,565)       (46,125)
                                                     ------------   ------------

Discontinued Operations

   Loss on discontinued operations (Note 7)                     -       (44,938)
                                                     ------------   ------------

Net Loss                                                (751,565)       (91,063)
                                                     ------------   ------------

Other Comprehensive Income

   Change in marketable securities                            624          9,586
                                                     ------------   ------------

Total Comprehensive Loss                             $  (750,941)   $   (81,477)
                                                     ============   ============



 The accompanying notes are an integral part of these consolidated financial statements.

                   NEXIA HOLDINGS, INC. AND SUBSIDIARIES
 Consolidated Statements of Operations and Other Comprehensive Loss (Continued)
                                (Unaudited)
                                                     For the Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                         2004           2003
                                                     ------------   ------------
Basic And Diluted Loss Per Weighted
 Average Common Share:

    Loss per common share before minority
      interest                                       $     (0.00)   $     (0.00)
    Minority interest in loss per common share                  -              -
                                                     ------------   ------------
    Net loss per common share before
       discontinued operations                             (0.00)         (0.00)

    Loss per common share on discontinued
      operations                                           (0.00)         (0.00)
                                                     ------------   ------------

    Net Loss per common share                        $     (0.00)   $     (0.00)
                                                     ============   ============

Weighted average common shares outstanding,
  basic and diluted                                   412,396,533    311,297,204
                                                     ============   ============







 The accompanying notes are an integral part of these consolidated financial statements.

                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity

                                           Additional                Stock       Expenses      Other                        Total
                       Common Stock         Paid-in      Treasury Subscription Prepaid with Comprehensive  Accumulated Stockholders'
                     Shares     Amount      Capital       Stock     Receivable Common Stock Income (Loss)   Deficit         Equity
                  -----------  ---------  ------------  ----------  ----------  ----------  ------------  -------------  -----------

Balance, December
31, 2002          310,352,760  $ 310,353  $  9,647,273  $(107,741)  $(107,800)  $        -  $        873  $ (9,322,642)  $   420,316

Common stock
issued for loan
fee                 5,000,000      5,000        45,000           -           -           -             -              -       50,000

Disposition of
treasury stock
and stock
subscription
due to sale of
subsidiary                  -          -             -       7,123     107,800           -             -              -      114,923

Common stock
issued for
services            8,000,000      8,000        11,000           -           -           -             -              -       19,000

Common stock
issued for
Bonus              17,550,000     17,500       210,600           -           -           -             -              -      228,150

Common stock
issued for
services and
prepaid
services            2,000,000      2,000        38,000           -           -    (13,333)             -              -       26,667

Common stock
issued for
stock option
exercise to
employees           5,600,000      5,600        50,400           -    (28,000)           -             -              -       28,000

Intrinsic value
of stock
options issued to
employees                   -          -        49,600           -           -           -             -              -       49,600

Beneficial
conversion
feature on
convertible
debentures                  -          -        11,609           -           -           -             -               -      11,609

Adjustment for
marketable
securities                  -          -             -           -           -           -       (1,735)               -     (1,735)

Net loss for the
year ended
December 31, 2003           -          -             -           -           -           -             -      (901,825)    (901,825)
                 ------------  ---------  ------------  ----------  ----------  ----------  ------------  -------------  -----------

Balance, December
31, 2003          348,502,760  $ 348,503  $ 10,063,482  $(100,618)  $ (28,000)  $ (13,333)  $      (862)  $(10,224,467)  $    44,705
                 ------------  ---------  ------------  ----------  ----------  ----------  ------------  -------------  -----------



The accompanying notes are an integral part of these consolidated financial statements.

                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Continued)


                                          Additional                  Stock      Expenses      Other                       Total
                      Common Stock          Paid-in      Treasury Subscription Prepaid with Comprehensive  Accumulated Stockholders'
                    Shares      Amount      Capital       Stock     Receivable Common Stock Income (Loss)     Deficit      Equity
                 ------------  ---------  ------------  ----------  ----------  ----------  -------------  -------------  ----------
Balance, December
31, 2003          348,502,760  $ 348,503  $ 10,063,482  $(100,618)  $ (28,000)  $ (13,333)  $       (862)  $(10,224,467)  $   44,705

Cancellation
of common
stock for
subscription
receivable
(Unaudited)         (700,000)      (700)       (6,300)           -      7,000            -             -               -           -

Common stock
issued for
services
(Unaudited)        31,083,334     31,083       122,184           -           -           -             -               -     153,267

Common stock
issued to
directors
for services
(Unaudited)        40,000,000     40,000       440,000           -           -           -             -               -     480,000

Common stock
issued for
stock option
exercise
to consultants
(Unaudited)        18,000,000     18,000        18,000           -           -           -             -               -      36,000

Common stock
issued for
stock option
exercise to
employees
(Unaudited)        37,000,000     37,000        32,000           -    (28,310)           -             -               -      40,690

Intrinsic value
of stock
options issued
to employees
(Unaudited)                 -          -       124,400           -           -           -             -               -     124,400
                -------------  ---------  ------------  ----------  ----------  ----------  ------------  --------------  ----------

Balance forward   473,886,094  $ 473,886  $ 10,793,766  $(100,618)  $ (49,310)  $ (13,333)  $      (862)  $ (10,244,467)  $  879,062
                -------------  ---------  ------------  ----------  ----------  ----------  ------------  --------------  ----------



 The accompanying notes are an integral part of these consolidated financial statements.

                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Continued)

                                          Additional                  Stock      Expenses      Other                       Total
                      Common Stock          Paid-in      Treasury Subscription Prepaid with Comprehensive  Accumulated Stockholders'
                    Shares      Amount      Capital       Stock     Receivable Common Stock Income (Loss)     Deficit      Equity
                 ------------  ---------  ------------  ----------  ----------  ----------  -------------  -------------  ----------
Balance Forward   473,886,094  $ 473,886  $ 10,793,776  $(100,618)  $ (49,310)  $ (13,333)  $       (862)  $(10,224,467)  $  879,062

Receipt of
subscriptions
receivable
(Unaudited)                 -          -             -           -      21,000           -              -              -      21,000

Amortization of
prepaid
expenses
(Unaudited)                 -          -             -           -           -      13,333              -              -      13,333

Adjustment for
marketable
securities
(Unaudited)                 -          -             -           -           -           -            624              -         624

Net loss for the
three months
ended March 31,
2004
(Unaudited)                 -          -             -           -           -           -              -      (751,565)   (751,565)
                 ------------  ---------  ------------  ----------  ----------  ----------  -------------  -------------  ----------

Balance, March
31, 2004
(Unaudited)      $473,886,094  $ 473,886  $ 10,793,766  $(100,618)  $ (28,310)  $        -  $       (238)  $(10,976,032)  $  162,454
                 ============  =========  ============  ==========  ==========  ==========  =============  =============  ==========






 The accompanying notes are an integral part of these consolidated financial statements.

                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     For the Three Months Ended
                                                             March 31,
                                                     ---------------------------
                                                         2004          2003
                                                     ------------   ------------
Cash Flows From Operating Activities

  Net Loss                                           $  (751,565)   $   (91,063)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Impairment of marketable securities                   185,774          5,022
    Change in minority interest                             (595)      (106,335)
    Depreciation and amortization                          32,325         48,343
    Intrinsic value of stock options issued               124,400              -
    Issued common stock for services                      633,267              -
    Amortization of expense prepaid with common
    stock                                                  13,333              -
    Bad debt expense                                       23,566              -
  Changes in operating assets and liabilities:
    Accounts and notes receivable                        (78,598)       (22,535)
    Prepaid expenses                                        (534)         12,551
    Other assets                                            3,393          8,304
    Accounts payable                                     (78,284)       (47,830)
    Accrued liabilities                                  (20,222)          (535)
    Deferred revenue                                     (37,543)          3,223
    Refundable deposit                                          -          1,900
                                                     ------------   ------------

Net Cash Provided (used) in Operating Activities           48,717      (188,955)
                                                     ------------   ------------

Cash Flows From Investing Activities

       Proceeds from sale of marketable securities              -          3,089
       Purchase of property, plant and equipment         (21,294)        (5,850)
                                                     ------------   ------------

       Net Cash Used By Investing
       Activities                                        (21,294)        (2,761)
                                                     ------------   ------------







 The accompanying notes are an integral part of these consolidated financial statements.

                    NEXIA HOLDINGS, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows (Continued)
                                (Unaudited)
                                                     For the Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                        2004           2003
                                                     ------------   ------------
Cash Flows From Financing Activities

  Principal payments on long-term debt               $   (48,846)   $  (560,823)
  Proceeds from issuance of long-term debt                 30,000        690,000
  Receipt of stock subscriptions receivable                21,000              -
  Issuance of common stock for stock option
  exercise                                                 76,690              -
                                                     ------------    -----------

  Net Cash Provided By Financing Activities                78,844        129,177
                                                     ------------    -----------

  Net Increase (Decrease) In Cash                         106,267       (62,359)

Cash, Beginning Of Year                                    94,073        108,821
                                                     ------------    -----------

Cash, End Of Year                                    $    200,340    $    46,282
                                                     ============    ===========

Supplemental Disclosure Of Information

  Cash paid during the year for interest             $     51,151    $    84,656
  Cash paid during the year for income taxes         $          -    $         -

Supplemental Disclosure of Non-Cash Investing and
Financing Activities:

  Common stock issued for services                   $    633,267    $         -
  Common stock issued for subscription receivable    $     28,310    $         -
  Common stock issued for loan costs                 $          -    $    50,000
  Office equipment acquired through capital lease    $          -    $    19,815



 The accompanying notes are an integral part of these consolidated financial statements.

                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                        March 31, 2004 and December 31, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

           The accompanying unaudited consolidated financial statements are those of Nexia Holdings, Inc. and Subsidiaries (the Company) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2004 are not indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - GOING CONCERN

           The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through March 31, 2004 of $10,976,032 and a working capital deficit of $1,191,703 at March 31, 2004 all of which raises substantial doubt about the Company's ability to continue as a going concern.

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

                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (continued)
                      March 31, 2004 and December 31, 2003

NOTE 3 - MATERIAL EVENTS

           During the quarter ended March 31, 2004, the Company cancelled 700,000 shares previously issued to an officer of the Company for cancellation of a stock subscription receivable in the amount of $7,000.

           During the quarter ended March 31, 2004, the Company issued 31,083,334 shares of its common stock for services to consultants and employees valued at $153,267, or an average $0.005 per share.

           During the quarter ended March 31, 2004 the Company issued 40,000,000 shares of its common stock for services to directors of the Company valued at $480,000, or $0.012 per share.

           During the quarter ended March 31, 2004 the Company's board of directors authorized the issuance of 18,000,000 options to purchase the Company's common stock for services rendered to consultants. The options were exercised immediately at an option price of $0.002 per share.

           During the quarter ended March 31, 2004 the Company's board of directors authorized issuance of 37,000,000 options to purchase common stock to employees for services rendered. The options were exercised immediately at an option price of $0.002 per share for cash of $40,690 and subscriptions receivable of $28,310.

NOTE 4 - RELATED PARTY TRANSACTIONS

           On January 29, 2004 the Company accepted 9,100,012 shares of its own common stock held by Axia Group, Inc. (Axia), a related party, in satisfaction of all amounts due as a result of its consulting agreement. These shares are being held as treasury stock at predecessor basis of zero at March 31, 2004.

           On February 20, 2004, the Company's board of directors approved the issuance to the Company's President and Chief Financial Officer, 5,100,000 shares of the Company's Series A Preferred Stock as an incentive to retaining the officer as an employee of the Company. During June 2004, the Company's board of directors rescinded the issuance of these shares of preferred stock.

           During the quarter ended March 31, 2004, the Company lent Axia a total of $33,140 in the form of cash and payment of expenses. A total of $40,942 is due from Axia at March 31, 2004.

NOTE 5 - OUTSTANDING STOCK OPTIONS

           A summary of the status of the Company's stock option plans as of March 31, 2004 and December 31, 2003 and changes during those periods is presented below:

                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      March 31, 2004 and December 31, 2003

NOTE 5 - OUTSTANDING STOCK OPTIONS (CONTINUED)

                                   March 31, 2004            December 31, 2003
                               ------------------------  -----------------------
                                               Weighted               Weighted
                                                Average                Average
                                               Exercise               Exercise
                                Shares          Price     Shares        Price
                             ------------  ------------  -----------  ----------
         Outstanding,
         beginning of
         period                         -  $          -            -  $        -
         Granted               55,000,000         0.002    5,600,000        0.01
         Expired/
         Cancelled/                     -             -            -           -
         Exercised           (55,000,000)  $      0.002  (5,600,000)  $     0.01
                             ------------  ------------  -----------  ----------

         Outstanding end of
         period                         -  $          -            -  $        -
                             ============  ============  ===========  ==========

         Exercisable                    -  $          -            -  $        -
                             ============  ============  ===========  ==========

         The Company estimated the fair value of each stock option issued during the period at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

                                                            For the Period Ended
                                                               March 31, 2004
                                                            --------------------
         Risk free interest rate                                           0.00%
         Expected life                                                   0 years
         Expected volatility                                               0.00%
         Dividend yield                                                    0.00%

NOTE 6 - SUBSEQUENT EVENTS

         During April 2004, the Company's board of directors authorized the issuance of 33,000,000 shares of the Company's common stock to four employees of the Company for services rendered.

         During April 2004, the Company's board of directors authorized the issuance of 5,000,000 shares of the Company's common stock to a consultant for serviced rendered.

         During May 2004, the Company's board of directors authorized the issuance of 40,000,000 options each to two consultants to purchase shares of the Company's common stock at a price of 75% of the market price on the date of exercise, 20,000,000 each, vest immediately, with the remaining vesting at a rate of 10,000,000 each per month beginning June 15, 2004.

         During June 2004, the Company's board of directors voided the issuance of 5,100,000 shares of preferred stock previously authorized to be issued to the Company's President and CEO.

                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                  Notes to the Consolidated Financial Statements
                      March 31, 2004 and December 31, 2003

 NOTE 7 - DISCONTINUED OPERATIONS

          On June 30, 2003, the Company sold its interest in Wichita
          Development Corporation, and consequently its interest in Salt Lake Development Corporation and Wichita Properties, Inc., to Diversified Financial Resources Corporation. As a result, the operations of Wichita for the three months ended March, 31 2003 have been reflected as discontinued operations. The following is a summary of the loss from discontinued operations:
                                                      For the three months ended
                                                             March 31, 2003,
                                                      --------------------------
          Revenue

          Rental Revenue                              $                   48,732
                                                      --------------------------
          Cost of Revenue

          Cost associated with rental revenue                             49,441
          Interest expense associated with
          rental revenue                                                  29,105
                                                      --------------------------

          Total Cost of Revenue                                           78,546
                                                      --------------------------

          Gross Deficit                                                 (28,814)
                                                      --------------------------

          Expenses

          Selling, general and administrative
          expense                                                         15,531
                                                      --------------------------

          Total Expenses                                                  15,531
                                                      --------------------------

          Loss From Operations                                          (45,345)
                                                      --------------------------

          Other Income

          Interest Income                                                    407
                                                      --------------------------

          Total Other Income                                                 407
                                                      --------------------------

          Net Loss                                    $                 (44,938)
                                                      ==========================


          No income tax benefit has been attributed to the loss from discontinued operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

  Cautionary Statement Regarding Forward-Looking Statements

  The information herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of Nexia to continue its business strategy, changes in the real estate markets, labor and employee benefits, as well as general market conditions, competition, and pricing. Although Nexia believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in the Form 10QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by Nexia or any other person that the objectives and plans of Nexia will be achieved.

  General

  Nexia operates in two primary areas of business: Nexia acquires, leases and sells real estate; and, Nexia provides financial consulting services. The following discussion examines Nexia's financial condition as a result of operations for the three months ended March 31, 2004, and compares those results with the comparable period from last year.

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

  Nexia recorded rental revenues of $128,147 for the three months ended March 31, 2004, as compared to $130,509 for the same period in 2003. The decrease in rental revenues was due to a decrease in occupancy rates in the Glendale shopping center.

  Nexia had a loss from real estate operations of $64,223 for the three months ended March 31, 2004, compared to a loss of $46,298 for the same period in 2003. The increase in loss is attributable primarily to the decrease in occupancy.

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

  Consulting Operations

  Nexia, through its majority owned subsidiary, Hudson Consulting Group, Inc., ("Hudson") provides a variety of financial consulting services to various clients. The primary service performed by Hudson involves assisting clients in structuring mergers and acquisitions. This includes locating entities suitable to be merged with or acquired by Hudson's clients, as well as providing general advice related to the structuring of mergers or acquisitions. Hudson also assists clients in restructuring their capital formation, advises with respect to general corporate problem solving and EDGAR filings.

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

  Revenues from Nexia's financial consulting operations decreased for the quarter ended March 31, 2004, as compared to the comparable period in 2003. Nexia recorded $21,614 in revenues for the three months ended March 31, 2004, from its financial consulting operations as compared to $58,203 for the same period of 2003. Nexia experienced a loss from consulting operations of $87,658 for the three months ended March 31, 2004 as compared to a gain of $1,112 for the three months ended March 31, 2003.

  Company Operations as a Whole

  Revenues

  Gross revenues for the three month period ended March 31, 2004, was $149,761 as compared to $188,712 for the same period in 2003. The change in three month revenues of $38,951 is due to the issues stated above.

  Losses

  Nexia recorded operating losses of $151,881 for the three month period, ended March 31, 2004, compared to losses of $45,186 for the comparable period in the year 2003.

  Nexia recorded net losses of $751,565 for the three months ended March 31, 2004, as compared to net losses of $91,063 for the same period in the previous year. The increase in losses is attributable primarily to an increase in expenses as a result of issuing shares of common stock for services rendered.

  Nexia does not expect to operate at a profit through fiscal 2004. Since Nexia's activities are closely tied to the securities markets and the ability to operate its real estate properties at a profit, future profitability or its revenue growth tends to follow changes in the securities and real estate market place. There can be no guarantee that profitability or revenue growth can be realized in the future.

  Expenses

  General and administrative expenses for the three months ended March 31, 2003, were $568,745, compared to $2,969 for the same period in 2003. The increase in expenses is due primarily to increase in non-cash directors fees of $480,000 and $73,000 in legal and accounting fees. The Company issued 10,000,000 shares of restricted stock to each director as fees.

  Depreciation and amortization expenses for the three months ended March 31, 2004 and March 31, 2003, were $32,325 and $48,343, respectively. This change was due primarily to the sale of propertries by Company.

  Capital Resources and Liquidity

  On March 31, 2004, Nexia had current assets of $352,046 and $3,435,267 in total assets. Nexia had a net working capital deficit of $1,191,703 at March 31, 2004. The working capital deficit is due primarily to mortgages, which may come due in the next twelve months and are thus considered as current liabilities.

  Net cash provided by operating activities was $48,717 for the three months ended March 31, 2004, compared to net cash used in operating activities of $188,955 for the three months ended March 31, 2003.

  Cash used by investing activities was $21,294 for the three months ended March 31, 2004, compared to cash flow used by investing activities of $2,761 for the same period in 2003.

  Cash provided by financing activities was $78,844 for the three months ended March 31, 2003, compared to $129,177 for the three months ended March 31, 2003.

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

  Stock and Options To Employees and Contractors

  During the quarter ending March 31, 2004, Nexia's subsidiary, Hudson Consulting Group, Inc., has continued a policy of limited cash payments to its employees and relied primarily on the issuance of common stock registered under the Company's S-8 Registration Statement for employee compensation.

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


  ITEM 3.  CONTROLS AND PROCEDURES

  Nexia's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for Nexia. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of Nexia's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective and adequate.

  There were no significant changes made in Nexia's internal controls or in other factors that could significantly affect Nexia's controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, Nexia has no segregation of duties related to internal controls.


                            PART II-OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

  Since the filing of Nexia's 10-KSB for the period ended December 31, 2003 no material changes have occurred to the legal proceedings reported therein. For more information please see Nexia's Form 10-KSB for the year ended December 31, 2003, filed May 19, 2004.

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  During the quarter ending March 31, 2004, a majority of the holders of voting rights in the stock of Nexia approved an amendment to the Article of Incorporation to increase the number of authorized shares of common stock to Ten Billion (10,000,000,000). The number of authorized shares of preferred stock remained at Fifty Million (50,000,000). A certificate of amendment to carry out this change was filed with the Nevada Secretary of State on March 29, 2004. Additional information can be found by referring to the Schedule 14(c) information statement filed on March 5, 2004.

  On January, 29, 2004, the Company's board of directors approved the delivery to each of the four directors 10,000,000 restricted shares of the Company's common stock for services rendered to the Company as directors. The shares were issued pursuant to section 4(2) of the Securities Act of 1933.

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

  On February 13, 2004, the Company's board of directors authorized the issuance of 5,000,000 options for the Company's common stock to Barry Monk, an individual who has provided construction services to the Company, the options for shares were authorized pursuant to the S-8 Registration Statement of the Company, each good for the purchase of shares at an option price of $0.002 per share.

  On February 20, 2004, the Company's board of directors authorized the issuance of 5,000,000 options for the Company's common stock to Barry Monk, an individual who has provided construction services to the Company, the options for shares were authorized pursuant to the S-8 Registration Statement of the Company each good for the purchase of shares at an option price of $0.002 per shares.

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

  On March 9, 2004, the Company's board of directors authorized the issuance of 13,333,334 shares of Company's common stock to Mark Low, an accountant that has provided tax advisory services for the Company, pursuant to the S-8 Registration Statement of the Company.

  On March 9, 2004, the Company's board of directors authorized the issuance of 250,000 shares of the Company's common stock, pursuant to the S-8 Registration Statement of the Company and 2,000,000 options for the Company's common stock to Donald Decker, a computer specialist and web site designer, pursuant to the S-8 Registration Statement of the Company, each good for the purchase of shares at an option price of $0.002 per share, a lower option price of $0.001 per share was later approved by the Board and

  On March 9, 2004, the Company's board of directors authorized the issuance of 6,000,000 shares and the issuance of 12,000,000 options to Ernie Burch, an employee of the Company and for services provided with regard to improvements and maintenance to be performed on real estate held by Wasatch Capital Corporation, a subsidiary of the Company, the shares and the options were authorized pursuant to the S-8 Registration Statement of the Company, each option is good for the purchase of shares at an option price of $0.002 per share, a lower option price of $0.001 per shares was later approved by the Board.

  On April 8, 2004, the Company's board of directors authorized the issuance of 33,000,000 shares of the Company's common stock to 4 employees (Frank Adams, Michael Golightly, Sandra Jorgensen and Brittany Stevens) of the Company for services rendered to the Company, the shares were authorized pursuant to the S-8 Registration Statement of the Company. Accounting, legal, filing, secretarial, amounts payable and receivable, and other services were provided by these individuals.

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

  On May 18, 2004, the Company's board of directors approved an agreement to grant to Felix Correa options to purchase 40,000,000 shares of the Company's common stock at an option price equal to 75% of the market price at the time of exercise. The agreement provided that 20,000,000 of the options vested immediately and remaining options will vest at the rate of 10,000,000 per month. Mr. Correa has agreed to provide services related to the improvement and maintenance of the Glendale Shopping Center a real estate investment held by West Jordan Real Estate Holdings, Inc. a subsidiary of the Company.

  On May 19, 2004, the Company's board of directors approved an agreement to grant to Tim Hall option to purchase 40,000,000 shares of the Company's common stock at an option price equal to 75% of the market price at the time of exercise. The agreement provided that 20,000,000 of the options vested immediately and the remaining options will vest at the rate of 10,000,000 per month. Mr. Hall has agreed to provide services related to improvements of the Wallace Bennett Building, a real estate investment held by Wasatch Capital Corporation, a subsidiary of the Company.

  On May 21, 2004 the Company, as authorized by the board of directors, filed an amendment to its S-8 Registration Statement increasing the number of shares registered by 500,000,000. The total number of shares now registered pursuant to the S-8 Registration Statement and the 2004 Benefit Plan of the Company is 650,000,000.

  ITEM 6. EXHIBITS

  (a)  Exhibits  Exhibits required to be attached by Item 601 of Regulation S-B
       --------
       are listed in the Index to Exhibits on page 9 of this Form 10-QSB, and are incorporated herein by this reference.

  (b) Reports on Form 8-K During the period covered by this report, Nexia filed one Form 8-K report.

      (1) On February 26, 2004, the Company filed a Form 8-K announcing that the Company had approved the issuance of 5,100,000 shares of its Series A Preferred Stock to Richard Surber, president of the Company, to retain his services as the president and a director of the Company.


                                   SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of June 2004.
                        ----


                                          Nexia Holdings, Inc.



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

  3(iii)        *       Articles of Incorporation of Nexia (incorporated herein
                        by reference from Appendix B of Nexia's Form 14-A as filed with the Securities and Exchange Commission on August 17, 2000).

  4(a)          *       Form of certificate evidencing shares of "Common Stock"
                        in Nexia (incorporated from Exhibit 4(a) to Nexia's Form
                        S-18 as filed with the Securities and Exchange
                        Commission on September 16, 1988).

  Material Contracts


  10(iv)         *      February 1, 2004 Stock Option Agreement between Nexia
                        Holdings, Inc. (the "Company") and Frank Adams issuing
                        1,300,000 shares of Company common stock, par value
                        $0.001 at a price of $0.006 per option (incorporated herein by reference from the December 31, 2003 10-KSB).

  10(v)          *      February 1, 2004 Stock Option Agreement between the
                        Company and Ernie Burch issuing 1,300,000 shares of Company common stock, par value $0.001 at a price of $0.006 per option (incorporated herein by reference from the December 31, 2003 10-KSB).

  10(vi)         *      February 1, 2004 Stock Option Agreement between the
                        Company and Jared Gold issuing 1,300,000 shares of Company common stock, par value $0.001 at the price of $0.006 per option (incorporated herein by reference from the December 31, 2003 10-KSB).

  10(vii)        *      February 1, 2004 Stock Option Agreement between the
                        Company and Michael Golightly issuing 1,300,000 shares of Company common stock, par value $0.001 at a price of $0.006 per option (incorporated herein by reference from the December 31, 2003 10-KSB).

  10(viii)       *      February 1, 2004 Stock Option Agreement between the
                        Company and Sandra Jorgensen issuing 1,300,000 shares of Company common stock, par value $0.001 at the price of $0.006 per option (incorporated herein by reference from the December 31, 2003 10-KSB).

  10(ix)         *      February 1, 2004 Stock Option Agreement between the
                        Company and Jose R. Prado issuing 1,300,000 shares of
                        Company common stock, par value $0.001 at the price of $0.006 per option (incorporated herein by reference from the December 31, 2003 10-KSB).

  10(x)          *      February 1, 2004 Stock Option Agreement between the
                        Company and David Witesman issuing 1,300,000 shares of Company common stock, par value $0.001 at the price of $0.006 per option (incorporated herein by reference from the December 31, 2003 10-KSB).

  10(xi)         *      February 13, 2004 Stock Option Agreement between the
                        Company and Frank Adams issuing 5,000,000 shares of Company common stock, par value $0.001 at a price of $0.002 per option (incorporated herein by reference from the December 31, 2003 10-KSB).

  10(xii)        *      February 13, 2004 Stock Option Agreement between the
                        Company and Ernie Burch issuing 5,000,000 shares of Company common stock, par value $0.001 at a price of $0.002 per option (incorporated herein by reference from the December 31, 2003 10-KSB).

  10(xiii)       *      February 13, 2004 Stock Option Agreement between the
                        Company and Michael Golightly issuing 5,000,000 shares of Company common stock, par value $0.001 at the price of $0.002 per option (incorporated herein by reference from the December 31, 2003 10-KSB).

  10(xiv)        *      February 13, 2004 Stock Option Agreement between the
                        Company and Sandra Jorgensen issuing 5,000,000 shares of Company common stock, par value $0.001 at the price of $0.002 per option (incorporated herein by reference from the December 31, 2003 10-KSB).

  10(xv)         *      February 13, 2004 Stock Option Agreement between the
                        Company and Barry Monk issuing 10,000,000 shares of Company common stock, par value $0.001 at the price of $0.002 per option (incorporated herein by reference from the December 31, 2003 10-KSB).

  10(xvi)        *      February 13, 2004 Stock Option Agreement between the
                        Company and Jose R. Prado issuing 5,000,000 shares of
                        Company common stock, par value $0.001 at the price of $0.002 per option (incorporated herein by reference from the December 31, 2003 10-KSB).

  10(xvii)       *      March 9, 2004 Stock Option Agreement between the Company
                        and Ernie Burch issuing 12,000,000 shares of Company common stock, par value $0.001 at a price of $0.002 per option (incorporated herein by reference from the December 31, 2003 10-KSB).

  10(xviii)      *      March 9, 2004 Stock Option Agreement between the Company
                        and Donald Decker issuing 2,000,000 shares of Company common stock, par value $0.001 at a price of $0.002 per option (incorporated herein by reference from the December 31, 2003 10-KSB).

  10(xix)        *      March 9, 2004 Stock Option Agreement between the Company
                        and Josh Vance issuing 6,000,000 shares of Company common stock, par value $0.001 at the price of $0.002 per option (incorporated herein by reference from the December 31, 2003 10-KSB).

  10(xx)         15     May 19, 2004 Stock Option Agreement between the Company
                        and Felix Correa granting 40,000,000 options with a floating option price set at 75% of the market price at the time of exercise, 20,000,000 options vest upon signing and 10,000,000 per month thereafter.

  10(xxi)        17     May 19, 2004 Stock Option Agreement between the Company
                        and Tim Hall granting 40,000,000 options with a floating option price set at 75% of the market price at the time of exercise, 20,000,000 options vest upon signing and 10,000,000 per month thereafter.

  10(xxii)       19     May 17, 2004 Contractor Agreement between the Company
                        and Hallmark Construction for the amount of $189,194.63 for construction services at Wallace-Bennett building.

  14.1           *      Draft of Code of Ethics for Nexia Holdings, Inc.
                        (incorporated herein by reference from the December 31, 2003 10-KSB).


  Certifications

  31(i)          13     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS
                        ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY
                        ACT OF 2002.

  32(i)          14     CERTIFICATION PURSUANT TO 18 U.S.C.ss.1350 AS ADOPTED
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

Date: June 15, 2004


---------------------------------------------------------------
Richard Surber the President, CEO & CFO of Nexia Holdings, Inc.

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




Richard Surber
Chief Executive and Financial Officer
June 15, 2004

Exhibit 10(xx)
                           STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 19th day of May 2004 by Nexia Holdings, Inc. (the "Company") to Felix Correa, an individual providing services to the Company ("Optionee") and a Utah resident.

                                  PREMISES

(f) The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Forty Million (40,000,000), shares of the Company's common stock, par value $0.001, the options will have a floating option price set at 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

(g) Optionee hereby agrees that in exchange for the grant of the options set forth herein that he will build out at least 10,000 square feet of rentable space at the Glendale Plaza Shopping Center, these services will include but not be limited to, subdividing spaces, splitting electrical and plumbing services, erecting new walls, building and designing common area hallways and other services as requested by the property manager for the site.

                                     GRANT

         1. Grant of Options. The Company hereby grants Optionee the right and option ("Option") to purchase the above described Forty Million (40,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Employee to the Company, 20,000,000 options shall vest immediately upon the exercise hereof and thereafter 10,000,000 additional options shall vest on the 15th of the month until all option rights have vested in the Optionee, however Optionee shall not be allowed to exercise any option rights that would result in Optionee holding more than 4.9% of the total issued and outstanding shares of the Company..

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year has elapsed from the date of this Option, except as limited above by vesting rights. All rights to exercise this option end with the termination of services with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise.

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

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                             Nexia Holdings, Inc.


/s/ Felix Correa                                     /s/ Richard Surber
-----------------------                              ---------------------------
Felix Correa,  Optionee                              Richard Surber, President

Exhibit 10(xxi)
                           STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 19th day of May 2004 by Nexia Holdings, Inc. (the "Company") to Tim Hall, an individual providing services to the Company ("Optionee") and a Utah resident.

                                    PREMISES

(h) The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Forty Million (40,000,000), shares of the Company's common stock, par value $0.001, the options will have a floating option price set at 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

(i) Optionee hereby agrees that in exchange for the grant of the options set forth herein that he will sign a contract that provides for the renovation of approximately 3,700 square feet of commercial space located on the second floor of the Wallace Building, located on 100 South in Salt Lake City, these renovations will include new plumbing, windows, heating, venting, air conditioning, electrical work, painting, new flooring, roof repair, installation of fire escapes, and other items as shall be specified in the contract.

                                         GRANT

         1. Grant of Options. The Company hereby grants Optionee the right and option ("Option") to purchase the above described Forty Million (40,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Employee to the Company, 20,000,000 options shall vest immediately upon the exercise hereof and thereafter 10,000,000 additional options shall vest on the 15th of the month until all option rights have vested in the Optionee, however Optionee shall not be allowed to exercise any option rights that would result in Optionee holding more than 4.9% of the total issued and outstanding shares of the Company..

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year has elapsed from the date of this Option, except as limited above by vesting rights. All rights to exercise this option end with the termination of services with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise.

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

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                             Nexia Holdings, Inc.


   /s/ Tim Hall                                       /s/ Richard Surber
-------------------                                  -------------------------
Tim Hall,  Optionee                                  Richard Surber, President

Exhibit 10(xxii)
                        CONTRACTOR AGREEMENT

THIS AGREEMENT made this 17th day of May, 2004, by and between Hallmark Construction & Development, hereinafter called the Contractor, and Wasatch Capital Corporation hereinafter called the Owner.

WITNESSETH, that the Contractor and the Owner for the consideration named herein agree as follows.

                     ARTICLE 1. SCOPE OF THE WORK

The Contractor shall furnish all the materials and perform all of the work shown on the drawings and/or described in the specification entitled Exhibit A, as annexed hereto as it pertains to work to be performed on property located at:

                     ARTICLE 2. TIME OF COMPLETION

The work to be performed under this Contract shall be commenced on or before May 20, 2004 and shall be substanially completed on or before July 20, 2004, Time is of the essence.

                      ARTICLE 3. THE CONTRACT PRICE

The Owner shall pay the Contractor for the material and labor to be performed under the Contract the sum of $189194.63 Dollars ($), subject to additions and deductions pursuant to authorized change orders.

                      ARTICLE 4. PROGRESS PAYMENTS

Payments of the Contract price shall be paid in the manner following: Labor thru Finance 500 account Balance bi-weekly due to short term of project

                     ARTICLE 5. GENERAL PROVISIONS

1. All work shall be completed in a workmanship like manner and in compliance with all building codes and other applicable laws.
2. To the extent required by law all work shall be performed by individuals duly licensed and authorized by law to perform said work.
3. Contractor may at its discretion engage subcontractors to perform work hereunder, provided Contractor shall fully pay said subcontractor and in all instances remain responsible for the proper completion of this contract.
4. Contractor shall furnish Owner appropriate releases or waivers of lien for all work performed or materials provided at the time the next periodic payment shall be due.
5. All change orders shall be in writing and signed by both Owner and Contractor.
6. Contractor warrants it is adequately insured for injury to its employees and others incurring loss or injury as a result of the acts of Contractor or its employees and subcontractors.
7. Contractor shall at its own expense obtain all permits necessary for the work to be performed.
8. Contractor agrees to remove all debris and leave the premises in broom clean condition.
9. In the event Owner shall fail to pay any periodic or installment payment due hereunder, Contractor may cease work without breach pending payment or resolution of any dispute.
10. All disputes hereunder shall be resolved by binding arbitration in accordance with the rules of the American Arbitration Association.
11. Contractor shall not be liable for any delay due to circumstances beyond its control including strikes, casualty or general unavailability of materials.
12. Contractor warrants all work for a period of 12 months following completion.

                         ARTICLE 6. OTHER TERMS


Signed this 5th day fo May, 2004

Signed in the presence of

/s/ Witness                         By: /s/ Tim Hall
                                    Contractor

/s/ Witness                         By: /s/ Richard Surber
                                    Owner