Form 10QSB
period 2004-06-30
NEXIA HOLDINGS INC
filed 2004-08-27
CIK 833209

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .


                       Commission file number: 33-22128-D


                              NEXIA HOLDINGS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Nevada                                     84-1062062
    --------------------------------        ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)



       268 West 400 South, Salt Lake City, Utah                 84101
       -----------------------------------------              ----------
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

                                 Yes [X] No [ ]


         The number of outstanding shares of the issuer's common stock, $0.001 par value, as of August 19, 2004 was 1,661,383,594.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.................................................2

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.................................3

ITEM 3. CONTROLS AND PROCEDURES..............................................6

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS....................................................7

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS............................7

ITEM 3. DEFAULTS UPON SENIOR SECURITIES......................................7

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................7

ITEM 5. OTHER INFORMATION....................................................7

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................9

SIGNATURES..................................................................10

INDEX TO EXHIBITS...........................................................11

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

Our unaudited consolidated balance sheet as of June 30, 2004, audited balance sheet as of December 31, 2003, the related unaudited consolidated statements of operations and other comprehensive income (loss) for the three and six months ended June 30, 2004 and 2003 and unaudited consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 are attached hereto as Pages F-1 through F-16 and are incorporated herein by this reference.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE

Consolidated Balance Sheets.................................................F-2

Consolidated Statements of Operations and Other
  Comprehensive Income (loss)...............................................F-5

Consolidated Statement of Stockholders' Equity..............................F-8

Consolidated Statements of Cash Flows......................................F-10

Notes to Consolidated Financial Statements.................................F-13

                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                     June 30,       December 31,
                                                                      2004             2003
                                                                  ------------     ------------
                                                                   (Unaudited)
ASSETS

  Current Assets

    Cash                                                          $     74,989     $     94,073
    Restricted Cash                                                     64,651                -
    Accounts receivable - trade, net                                    66,468           33,387
    Related party accounts receivable                                   39,982           12,952
    Notes receivable - net of allowance of $315,000                     56,139           36,949
    Prepaid expenses                                                     3,025               99
    Marketable securities                                                6,965          205,400
                                                                  ------------     ------------
        Total Current Assets                                           312,219          382,860
                                                                  ------------     ------------
  Fixed Assets

    Property and equipment, net                                      2,628,199        2,570,691
    Land                                                               489,295          488,895
                                                                  ------------     ------------
         Total Fixed Assets                                          3,117,494        3,059,586
                                                                  ------------     ------------

  Other Assets

     Loan Costs, net                                                    31,273           38,059
                                                                  ------------     ------------
         Total Other Assets                                             31,273           38,059
                                                                  ------------     ------------
 TOTAL ASSETS                                                     $  3,460,986     $  3,480,505
                                                                  ============     ============



    The accompanying notes are an integral part of these consolidated financial statements.

                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (continued)

                                                                     June 30,       December 31,
                                                                      2004             2003
                                                                  ------------     ------------
                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities

    Accounts payable                                              $    170,614     $    188,188
    Accrued liabilities                                                180,861          130,524
    Current portion of WVDEP liability                                       -           20,000
    Unearned rent                                                          683           28,455
    Deferred revenue                                                       959            8,958
    Deferred gain on sale of subsidiary                                      -           21,770
    Refundable deposits                                                 15,391           15,541
    Convertible debentures                                              60,000           60,000
    Current portion long-term debt                                   1,268,453        1,213,859
                                                                  ------------     ------------
        Total Current Liabilities                                    1,696,961        1,687,295
                                                                  ------------     ------------
  Long-Term Liabilities

    Long-term debt                                                   1,453,194        1,548,740
                                                                  ------------     ------------
             Total Long-Term Liabilities                             1,453,194        1,548,740
                                                                  ------------     ------------
          Total Liabilities                                          3,150,155        3,236,035
                                                                  ------------     ------------
MINORITY INTEREST                                                      199,090          199,765
                                                                  ------------     ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $0.001 par value, 50,000,000
      shares authorized, no shares issued or outstanding                     -                -


              The accompanying notes are an integral part of these consolidated financial statements.

                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (continued)

                                                                     June 30,      December 31,
                                                                      2004             2003
                                                                  ------------     ------------
                                                                   (Unaudited)
Common stock, $0.001 par value 10,000,000,000
   shares authorized at 890,133,594 and 348,502,760
   shares issued and outstanding, respectively                         890,134          348,503
   Additional paid-in capital                                       10,770,901       10,063,482
   Treasury stock - 29,138,352 and 20,038,340
   Shares at cost, respectively                                       (100,618)        (100,618)
   Expenses prepaid with common stock                                        -          (13,333)
   Deferred consulting                                                 (38,000)               -
   Stock subscription receivable                                       (32,363)         (28,000)
   Other comprehensive income                                           (4,610)            (862)
   Accumulated deficit                                             (11,373,703)     (10,224,467)
                                                                  ------------     ------------
         TOTAL STOCKHOLDERS' EQUITY                                    111,741           44,705
                                                                  ------------     ------------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                     $  3,460,986     $  3,480,505
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

                                              NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                           Consolidated Statements of Operations and Other Comprehensive Income (Loss)
                                                           (Unaudited)



                                                                    Three Months Ended                   Six Months Ended
                                                                         June 30,                            June 30,
                                                            -----------------------------------  -----------------------------------
                                                                  2004              2003              2004              2003
                                                            -----------------  ----------------  ---------------- ------------------
Revenue
  Consulting revenue                                        $     34,819      $     52,630       $     56,433     $     110,833
  Rental revenue                                                 118,864           122,306            247,011           239,224
                                                            ------------      ------------       ------------     -------------
Total Revenue                                                    153,683           174,936            303,444           350,057

Costs of Revenue
  Costs associated with consulting revenue                       143,551            47,279            252,823           104,370
  Costs associated with rental revenue                           159,700            60,707            296,649           170,506
  Interest associated with rental revenue                         59,893            75,636            115,314           150,987
                                                            ------------      ------------       ------------     -------------
Total Costs of Revenue                                           363,144           183,622            664,786           425,863

Gross Profit (Deficit)
  Gross profit (deficit) from consulting operations             (108,732)            5,351           (196,390)            6,463
  Gross profit (deficit) from real estate operations            (100,729)          (14,037)          (164,952)          (82,269)
                                                            ------------      ------------       ------------     -------------
Gross Profit (Deficit)                                          (209,461)           (8,686)          (361,342)          (75,806)

Expenses
  General & administrative expense                               290,674            20,436            859,419            24,360
  Impairment of marketable securities                              2,118                 -            187,892             5,022
                                                            ------------      ------------       ------------     -------------
Total Expenses                                                   292,792            20,436          1,047,311            29,382
                                                            ------------      ------------       ------------     -------------

Operating Loss                                                  (502,253)          (29,122)        (1,408,653)         (105,188)

Other Income (Expense)
  Interest expense                                                (3,193)              (11)            (5,894)            2,085
  Gain (loss) on sale of property and equipment                        -            (9,959)                 -            (9,959)
  Gain on sale of subsidiaries                                   100,000           279,268            239,270           279,268
  loss on sale of marketable securities                                -           (27,613)                 -           (27,613)
  Other income                                                     7,695            42,854             10,366            42,854
  Gain on settlement of debt                                           -                 -             15,000                 -
                                                            ------------      ------------       ------------     -------------
Total Other Income (Expense)                                     104,502           284,539            258,742           286,635
                                                            ------------      ------------       ------------     -------------

Income (Loss) Before Minority Interest                          (397,751)          255,417         (1,149,911)          181,447

  Minority Interest in Loss                                           80            16,054                675            21,015
                                                            ------------      ------------       ------------     -------------

Net Income (Loss) Before Discontinued Operations                (397,671)          271,471         (1,149,236)          202,462

  Loss from discontinued operations                                    -           (61,557)                 -           (83,611)
                                                            ------------      ------------       ------------     -------------

Net Income (Loss)                                               (397,671)          209,914         (1,149,236)          118,851

Other Comprehensive Income (loss)
  Change in unrealized holding loss                                    -             3,899                  -            14,358
                                                            ------------      ------------       ------------     -------------

Total Comprehensive Income (Loss)                           $   (397,671)     $    213,813       $ (1,149,236)    $     133,209
                                                            ============      ============       ============     =============


                    The accompanying notes are an integral part of these consolidated financial statements.

                                              NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                           Consolidated Statements of Operations and Other Comprehensive Income (Loss)
                                                      (Unaudited) Continued



                                                                    Three Months Ended                   Six Months Ended
                                                                         June 30,                            June 30,
                                                            -----------------------------------  -----------------------------------
                                                                  2004              2003              2004              2003
                                                            -----------------  ----------------  ---------------- ------------------
Net (Income) Loss Per Common Share, Basic and Diluted
Income (Loss) before minority interest                      $      (0.00)     $       0.00       $      (0.00)    $        0.00
Minority interest in loss                                          (0.00)             0.00              (0.00)             0.00
                                                            ------------      ------------       ------------     -------------
Income (Loss) before discontinued operations                       (0.00)             0.00              (0.00)             0.00
Loss on discontinued operations                                        -             (0.00)                 -             (0.00)
                                                            ------------      ------------       ------------     -------------
Net income (loss) per weighted average
  common share outstanding                                  $      (0.00)     $       0.00       $      (0.00)    $        0.00
                                                            ============      ============       ============     =============
Weighted average shares outstanding - basic &
  diluted                                                    810,625,599       289,098,664        482,895,311       289,098,664
                                                            ============      ============       ============     =============



                    The accompanying notes are an integral part of these consolidated financial statements.

                                              NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                                         Consolidated Statement of Stockholders' Equity



                                                                            Expenses              Other
                                                                            Prepaid              Compre-
                                           Additional             Stock       with               hensive                  Total
                          Common Stock      Paid-in   Treasury Subscription  Common    Deferred  Income  Accumulated  Stockholders'
                        Shares    Amount    Capital    Stock    Receivable    Stock   Consulting  (Loss)    Deficit       Equity
                     ----------- -------- ----------- ---------  ---------  ---------  --------  -------  ------------  -----------
Balance,
 December 31, 2002   310,352,760 $310,353 $ 9,647,273 $(107,741) $(107,800) $       -  $      -  $   873  $ (9,322,642) $   420,316

Common stock issued
 for loan fee          5,000,000    5,000      45,000         -          -          -         -        -             -       50,000

Disposition of
 treasury stock and
 stock subscription
 due to sale of
 subsidiary                    -        -           -     7,123    107,800          -         -        -             -      114,923

Common stock issued
 for services          8,000,000    8,000      11,000         -          -          -         -        -             -       19,000

Common stock issued
for Bonus             17,550,000   17,500     210,600         -          -          -         -        -             -      228,150

Common stock issued
 for services and
 prepaid services      2,000,000    2,000      38,000         -          -    (13,333)        -        -             -       26,667

Common stock issued
 for stock option
 exercise to
 employees             5,600,000    5,600      50,400         -    (28,000)         -         -        -             -       28,000

Intrinsic value of
 stock options
 issued to employees           -        -      49,600         -          -          -         -        -             -       49,600

Beneficial
 conversion feature
 on convertible
 debentures                    -        -      11,609         -          -          -         -        -             -       11,609

Adjustment for
 marketable
 securities                    -        -           -         -          -          -         -   (1,735)            -       (1,735)

Net loss for the
 year ended
 December 31, 2003             -        -           -         -          -          -         -        -      (901,825)    (901,825)
                     ----------- -------- ----------- ---------  ---------  ---------  --------  -------  ------------  -----------
Balance,
 December 31, 2003   348,502,760 $348,503 $10,063,482 $(100,618) $ (28,000) $ (13,333)        -  $  (862) $(10,224,467) $    44,705
                     ----------- -------- ----------- ---------  ---------  ---------  --------  -------  ------------  -----------

                           The accompanying notes are an integral part of these consolidated financial statements

                                                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                                           Consolidated Statement of Stockholders' Equity (continued)


                                                                            Expenses              Other
                                                                            Prepaid              Compre-
                                           Additional             Stock       with               hensive                  Total
                          Common Stock      Paid-in   Treasury Subscription  Common    Deferred  Income  Accumulated  Stockholders'
                        Shares    Amount    Capital    Stock    Receivable    Stock   Consulting  (Loss)    Deficit       Equity
                     ----------- -------- ----------- ---------  ---------  ---------  --------  -------  ------------  -----------
Balance,
 December 31, 2003   348,502,760 $348,503 $10,063,482 $(100,618) $ (28,000) $ (13,333) $      -  $  (862) $(10,224,467) $    44,705

Cancellation of
 common stock for
 subscription
 receivable
(Unaudited)             (700,000)    (700)     (6,300)        -      7,000          -         -        -             -            -

Common stock issued
 for services
 (Unaudited)         168,830,834  168,831     480,096         -          -          -         -        -             -      648,927

Common stock issued
 for building
 improvements and
 services (Unaudited)  6,000,000    6,000     (13,200)        -          -          -         -        -             -       19,200

Common stock issued
 for stock option
 exercise to
 consultants
 (Unaudited)         150,400,000  150,400     (41,256)        -          -          -         -        -             -      109,144

Common stock issued
 for stock option
 exercise to
 employees
 (Unaudited)         106,100,000  106,100     (34,000)        -          -          -         -        -             -      140,100

Common stock issued
 for subscriptions
 receivable
 (Unaudited)         111,000,000  111,000     (78,637)        -    (32,363)         -         -        -             -            -

Receipt of
 subscriptions
 receivable
 (Unaudited)                   -        -           -         -     21,000          -         -        -             -       21,000

Amortization of
 prepaid expenses
 (Unaudited)                   -        -           -         -          -     13,333         -        -             -       13,333

Intrinsic value of
 stock options
 issued to employees
(Unaudited)                    -        -     253,250         -           -         -         -        -             -      253,250
                     ----------- -------- ----------- ---------  ---------  ---------  --------  -------  ------------  -----------
Balance Forward      890,133,594 $890,134 $10,717,835 $(100,618) $ (32,363) $       -         -  $  (862) $(10,224,467) $ 1,249,659
                     ----------- -------- ----------- ---------  ---------  ---------  --------  -------  ------------  -----------


                      The accompanying notes are an integral part of these consolidated financial statements

                                                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                                           Consolidated Statements of Stockholders' Equity (continued)


                                                                            Expenses              Other
                                                                            Prepaid              Compre-
                                           Additional             Stock       with               hensive                  Total
                          Common Stock      Paid-in   Treasury Subscription  Common    Deferred  Income  Accumulated  Stockholders'
                        Shares    Amount    Capital    Stock    Receivable    Stock   Consulting  (Loss)    Deficit       Equity
                     ----------- -------- ----------- ---------  ---------  ---------  --------  -------  ------------  -----------
Balance Forward      890,133,594 $890,134 $10,717,835 $(100,618) $ (32,363) $       -  $      -  $  (862) $(10,224,467) $ 1,249,659

Fair value of
 options issued for
 prepaid consulting
fees (Unaudited)               -        -      43,988         -          -          -   (43,988)       -             -            -

Revaluation and
 amortization of
 deferred consulting
(Unaudited)                    -        -       1,612         -          -          -     5,988        -             -        7,600

Application of
 option grants
 to accounts payable
(Unaudited)                    -        -       7,466         -          -          -         -        -             -        7,466

Adjustment for
 marketable
 securities
 (Unaudited)                   -        -           -         -          -          -         -   (3,748)            -       (3,748)

Net loss for the six
 months ended
 June 30, 2004
 (Unaudited)                   -        -           -         -          -          -         -        -    (1,149,236)  (1,149,236)
                     ----------- -------- ----------- ---------  ---------  ---------  --------  -------  ------------  -----------
Balance,
 June 30, 2004       890,133,594 $890,134 $10,770,901 $(100,618) $ (32,363) $       -  $(38,000) $(4,610) $(11,373,703) $   111,741
                     =========== ======== =========== =========  =========  =========  ========  =======  ============  ===========




                          The accompanying notes are an integral part of these consolidated financial statements

                                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)

                                                                                        For the Six Months Ended
                                                                                               June 30,
                                                                                       2004                   2003
                                                                                   ------------           ------------
Cash Flows From Operating Activities

  Net Income (Loss)                                                                $ (1,149,236)          $    118,851
  Adjustments to reconcile net loss to net cash used in operating activities:
       Loss from discontinued operations                                                      -                 83,611
       Loss from sale of investments                                                          -                 27,613
       Loss from sale of property and equipment                                               -                  9,959
       Gain from sale of subsidiaries                                                         -               (279,268)
       Impairment of marketable securities                                              187,892                  5,022
       Change in minority interest                                                         (675)              (209,961)
       Depreciation and amortization                                                     65,398                 70,484
       Intrinsic value of stock for services                                            253,250                      -
       Issued common stock for services                                                 650,127                      -
       Amortization of expense prepaid with common stock                                 13,333                      -
       Revaluation of variable deferred consulting                                        7,600                      -
  Changes in operating assets and liabilities:
       Increase in restricted cash                                                      (64,651)              (202,921)
       Accounts and notes receivable                                                    (60,111)                 9,355
       Prepaid expenses                                                                  (2,926)                 6,038
       Other assets                                                                       6,786                 (6,470)
       Accounts payable                                                                 (18,777)               (32,474)
       Accrued liabilities                                                                8,567                  7,383
       Deferred revenue                                                                 (27,773)               (21,069)
       Refundable deposit                                                                  (150)                10,083
                                                                                   ------------           ------------
Net Cash Used by Operating Activities                                                  (131,346)              (403,764)
                                                                                   ------------           ------------
Cash Flows From Investing Activities

       Cash loaned on notes receivable                                                  (19,430)                     -
       Cash received on notes receivable                                                    240                      -
       Proceeds from sale of marketable securities                                            -                  3,089
       Purchase of property, plant and equipment                                        (97,840)                (5,850)
                                                                                   ------------           ------------
       Net Cash Used By Investing Activities                                           (117,030)                (2,761)
                                                                                   ------------           ------------



              The accompanying notes are an integral part of these consolidated financial statements.

                                   NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                             Consolidated Statements of Cash Flows (continued)
                                                (Unaudited)

                                                                             For the Six Months Ended
                                                                                    June  30,
                                                                             2004                2003
                                                                         ------------        -----------
Cash Flows From Financing Activities

  Principal payments on long-term debt                                   $    (78,590)       $  (560,823)
  Proceeds from issuance of stock                                              37,638            690,000
  Receipt of stock subscriptions receivable                                    21,000                  -
  Issuance of common stock for stock option exercise                          249,244                  -
                                                                         ------------        -----------
  Net Cash Provided By Financing Activities                                   229,292            129,177
                                                                         ------------        -----------
  Net Increase (Decrease) In Cash                                             (19,084)           (62,359)

Cash, Beginning Of Year                                                        94,073            108,821
                                                                         ------------        -----------

Cash, End Of Year                                                        $     74,989        $    46,282
                                                                         ============        ===========
Supplemental Disclosure Of Information

  Cash paid during the year for interest                                 $    112,849        $    84,656
  Cash paid during the year for income taxes                             $          -        $         -

Supplemental Disclosure of Non-Cash Investing and
Financing Activities:

  Common stock issued for services                                        $   650,127        $         -
  Common stock issued for subscription receivable                         $    32,363        $         -
  Common stock issued for variable deferred consulting                    $    43,988        $         -
  Common stock issued for building improvements                           $    18,000        $         -
  Common stock issued for loan costs                                      $         -        $    50,000
  Office equipment acquired through capital lease                         $         -        $    19,815




              The accompanying notes are an integral part of these consolidated financial statements

                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003

NOTE 1 - BASIS OF CONSOLIDATED  FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited consolidated financial statements are those of Nexia Holdings, Inc. and Subsidiaries (the Company) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2004 are not indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - GOING CONCERN

         The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through June 30, 2004 of $11,373,703 and a working capital deficit of $1,384,742 at June 30, 2004 all of which raises substantial doubt about the Company's ability to continue as a going concern.

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

                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003

NOTE 3 - MATERIAL EVENTS

         During the period ended June 30, 2004, the Company cancelled 700,000 shares previously issued to an officer of the Company for cancellation of a stock subscription receivable in the amount of $7,000.

         During the period ended June 30, 2004, the Company issued 128,830,834 shares of its common stock for services to consultants and employees valued at $170,127, or an average of $0.001 per share.

         During the period ended June 30, 2004, the Company issued 40,000,000 shares of its common stock for services to directors of the Company valued at $480,000, or an average of $0.012 per share.

         During the period ended June 30, 2004, the Company's board of directors authorized the issuance of 290,400,000 options to purchase the Company's common stock for services rendered to consultants. The option vest over time with176,400,000 of the options exercised immediately at option prices of 75% of market value on the dates of exercise for cash of $69,144 and subscriptions receivable of $21,863, or an average of $0.0001 per share.

         During the period ended June 30, 2004, the Company's board of directors authorized issuance of 711,100,000 options to purchase common stock to employees for services rendered. The options interest over time and 191,100,000 of the options were exercised immediately at option prices of 75% of market value on the dates of exercise for cash of $180,100 and subscriptions receivable of $10,500.

         During the period ended June 30, 2004, the Company received $7,466 in billing credits for leasehold improvements performed by an outside contractor. The billing credits were received in conjunction with the grant of options to the outside contractor for work performed. As the options had no fair value, the $7,466 was recorded as additional paid in capital.

         During the period ended June 30, 2004, the Company issued 6,000,000 shares of common stock for building improvements valued at $18,000 and expenses of $1,200.

         During the period ended June 30, 2004, the Company issued stock options to purchase 40,000,000 shares of the Company's common stock for services and prepaid services, 20,000,000 each vested immediately with an additional 10,000,000 vesting each month for two months. The Company has accounted for these options as variable and has revalued and amortized the additional expense. The initial valuation of $43,988 was adjusted for a valuation increase of $1,612 with $7,600 amortized to expense.

NOTE 4 - RELATED PARTY TRANSACTIONS

         On January 29, 2004 the Company accepted 9,100,012 shares of its own common stock held by Axia Group, Inc. (Axia), a related party, in satisfaction of all amounts due as a result of its consulting agreement. These shares are being held as treasury stock at predecessor basis of zero at June 30, 2004.

         On February 20, 2004, the Company's board of directors approved the issuance to the Company's President and Chief Financial Officer, 5,100,000 shares of the Company's Series A Preferred Stock as an incentive to retaining the officer as an employee of the Company. During June 2004, the Company's board of directors rescinded the issuance of these shares of Preferred Stock.

         During the period ended June 30, 2004, the Company lent Axia a total of $33,140 in the form of cash and payment expenses. A total of $39,982 is due from Axia at March 31, 2004.

                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003

NOTE 5 - OUTSTANDING STOCK OPTIONS

         A summary of the status of the Company's stock option plans as of June 30, 2004 and December 31, 2003 and changes during those periods is presented below:

                                                 June 30, 2004               December 31, 2003
                                        ------------------------------    ---------------------------
                                                            Weighted                       Weighted
                                                            Average                         Average
                                                            Exercise                       Exercise
                                            Shares          Price            Shares          Price
                                        -------------       --------       ----------       -------
         Outstanding, beginning of
           period                                   -       $      -                -       $    -
         Granted                        1,006,500,000          0.007        5,600,000          0.01
         Exercised/Cancelled                        -              -                -             -
         Exercised                        367,500,000       $  0.007       (5,600,000)      $  0.01
                                        -------------       --------       ----------       -------
         Outstanding end of
          period                          639,000,000       $  0.005                -       $     -
                                        =============       ========       ==========       =======

         Exercisable                                -       $      -                -       $     -
                                        =============       ========       ==========       =======

         The Company estimated the fair value of each stock option issued during the period at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

                                                           For the Period Ended
                                                                June 30, 2004
                                                           --------------------
         Risk free interest rate                                          0.89%
         Expected life                                       0.08 - 0.17  years
         Expected volatility                                   446.82 - 605.87%
         Dividend yield                                                   0.00%

NOTE 6 - SUBSEQUENT EVENTS

         On July 1, 2004, the Company authorized the issuance of 38,000,000 shares of its common stock to Francis Zubrowski, pursuant to the exercise of his stock options, the shares were registered under the Company's S-8 Registration Statement.

         On July 1, 2004, the Company authorized the issuance of 38,000,000 shares of its common stock to Tim Hall, pursuant to the exercise of his stock options, the shares were registered under the Company's S-8 Registration Statement.

         On July 19, 2004, the Company authorized the issuance of the following shares pursuant to the exercise of options granted to the named individuals: 10,000,000 shares to Felix Correa, 10,000,000 shares to Tim Hall, 10,000,000 shares to Guy Cook, and 20,000,000 shares to Ernie Burch. The shares were registered under the Company's S-8 Registration Statement.

                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003


NOTE 6 - SUBSEQUENT EVENTS (Continued)

         On July 22, 2004, the Company, as directed and authorized by the board of directors, filed an amendment to its S-8 Registration Statement and 2004 Benefit Plan, increasing the number of shares registered by 1,000,000,000. The total number of shares now registered pursuant to the S-8 Registration Statement and the 2004 Benefit Plan of the Company is 1,650,000,000.

         On July 27, 2004, the Company authorized the issuance of the following shares pursuant to the exercise of options granted to the named individuals: 50,000,000 shares to Alex Bustos, 18,000,000 shares to Elias Roussos, 15,000,000 shares to Michael Golightly, 10,000,000 shares to Sandra Jorgensen, 50,000,000 shares to Tim Hall, 20,000,000 shares to Brent Sorensen, and 50,000,000 shares to Carl Spencer. The shares were registered under the Company's S-8 Registration Statement.

         On July 27, 2004, the Company authorized the issuance of 75,000,000 shares to Tim Hall, 6,750,000 shares to Donald Decker and 10,500,000 shares to Carl Spencer of shares registered under the Company's S-8 Registration Statement.

         On August 5, 2004, the Company authorized the issuance of 40,000,000 shares to Guy Cook, 40,000,000 shares to Ernie Burch, 40,000,000 share to Michael Golightly, 70,000,000 to Jose R. Prado, 30,000,000 shares to
         A. Franklin Adams, 30,000,000 shares to Alex Bustos and 90,000,000 shares to Francis Zubrowski. All of these shares were registered under the Company's S-8 Registration Statement.

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

General

Nexia operates in two primary areas of business: Nexia acquires, leases and sells real estate; and, Nexia provides financial consulting services. The following discussion examines Nexia's financial condition as a result of operations for the three and months ended June 30, 2004, and compares those results with the comparable period from last year.

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

On June 30, 2003 Nexia sold its interest in Wichita Development Corporation (Wichita) and its subsidiaries Salt Lake Development Corporation and Wichita Properties to Diversified Financial Resource Corporation ("DFRC"). A similar transaction did not occur for the period ended June 30, 2004.

Nexia recorded rental revenues of $118,864 and $247,001 for the three and six months ended June 30, 2004 respectively, as compared to $122,306 and $239,224 for the same periods in 2003. Nexia's rental revenues for the comparative three month and six months periods did not fluctuate significantly. Management's current belief id that rental revenues are stabilizing and with certain improvements being made to various properties rental revenues should improve over the next 12 months.

Nexia had a loss from real estate operations of $100,729 and $164,954 for the three and six months ended June 30, 2004, compared to a loss of $14,037 and a gain of $82,269 for the same periods in 2003. The increase in loss is attributable primarily to the decrease in occupancy.

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

Nexia generates cash flow, in part, by liquidating non_cash assets (equity securities) received as fees for consulting services. As most fees are paid in the form of equity, the revenues and cash flows realized by Nexia are somewhat tied to the price of its clients' securities and Nexia's ability to sell such securities. A decline in the market price of a client's stock can affect the total asset value of Nexia's balance sheet and can result in Nexia incurring substantial losses on its income statement.

Nexia's portfolio consists primarily of restricted and unrestricted shares of common stock in micro to small cap publicly traded companies. This portfolio currently consists of shares of common stock in different companies whose operations range from that of high-tech to oil and gas companies. The Company's ownership in the above publicly traded companies is less than 20% and thus accounts for them as investments available for sale at the lower of cost or market. Nonetheless, Nexia's portfolio is considered extremely volatile.

Revenues from Nexia's financial consulting operations decreased for the period ended June 30, 2004, as compared to the comparable periods in 2003. Nexia recorded $34,819 and $56,433 in revenues for the three months and six months ended June 30, 2004, respectively, from its financial consulting operations as compared to $52,630 and $110,833 for the same periods in 2003. Nexia experienced a loss from consulting operations of $108,732 and $196,390 for the three and six months ended June 30, 2004, as compared to profits of $5,351 and $6,463 for the same periods in 2003. The increase in losses from consulting is a result of Nexia's efforts to restructure and redefine the types of services it will provide in the future.

Company Operations as a Whole

Revenues

Gross revenues for the three and six month periods ended June 30, 2004, were $153,683 and $303,444 respectively as compared to $174,936 and $350,057 for the same periods in 2003. The decrease in six month revenues of $46,613 is due to a decrease in consulting revenues due to restructuring efforts.

Losses

Nexia recorded operating losses of $502,253 and $1,408,653 for the three and six month periods ended June 30, 2004 respectively, compared to losses of $29,122 and $105,188 for the comparable periods in the year 2003.

Nexia recorded net losses of $397,671 and $1,149,236 for the three and six months ended June 30, 2004, as compared to net income of $209,914 and $118,851 for the same periods in 2003. The increase in losses is attributable primarily to the issuance of shares of common stock to pay for services rendered which increased expenses, and a decrease in consulting revenues.

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

Expenses

General and administrative expenses for the three and six months ended June 30, 2004, were $290,674 and $859,419, respectively, compared to $20,436 and $24,360 for the same periods in 2003. The increase in expenses is due primarily to directors fees of $480,000 and $107,153 in legal and accounting fees. The Company issued 10,000,000 shares of restricted stock to each director as fees during the first quarter of the year.

Depreciation expenses for the six months ended June 30, 2004 and June 30, 2003, were $65,398 and $70,484, respectively. This change was due primarily to the sale of properties by the Company.

Capital Resources and Liquidity

On June 30, 2004, Nexia had current assets of $312,219 and $3,460,986 in total assets. Nexia had a net working capital deficit of $1,384,742 at June 30, 2004. The working capital deficit is due primarily to mortgages, which will, or may, come due in the next twelve months and are thus considered as current liabilities.

Net cash used in operating activities was $131,346 for the six months ended June 30, 2004, compared to net cash used in operating activities of $403,764 for the six months ended June 30, 2003.

Cash used in investing activities was $117,030 for the six months ended June 30, 2004, compared to cash used by investing activities of $2,761 for the same period in 2003.

Cash provided by financing activities was $229,292 for the six months ended June 30, 2004, compared to cash provided of $129,177 for the same period in 2003.

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

Stock and Options To Employees and Contractors

During the quarter ending June 30, 2004, Nexia's subsidiary, Hudson Consulting Group, Inc., has continued a policy of limited cash payments to its employees and relied primarily on the issuance of Nexia's common stock registered under the Company's S-8 Registration Statement for employee compensation.

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

ITEM 3. CONTROLS AND PROCEDURES

Nexia's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for Nexia. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of Nexia's disclosure controls and procedures (as defined in Rule 13a-15) under the Securities Exchange Act of 1934) are effective and adequate.

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

                            PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Since the filing of Nexia's 10-KSB for the period ended December 31, 2003 no material changes have occurred to the legal proceedings reported therein, except as noted below. For more information please see Nexia's Form 10-KSB for the year ended December 31, 2003, filed May 19, 2004.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On April 8, 2004, the Company's board of directors authorized the issuance of 33,000,000 shares of the Company's common stock to 4 employees (Frank Adams, Michael Golightly, Sandra Jorgensen and Brittany Stevens) of the Company for services rendered to the Company, the shares were authorized pursuant to the S-8 Registration Statement of the Company. Accounting, legal, filing, secretarial, amounts payable and receivable, and other services were provided by these individuals

On April 8, 2004, the Company's board of directors authorized the issuance of 5,000,000 shares of the Company's common stock to Ronald Friedman for services rendered to the Company and as additional compensation for assisting with financing for the Company, the shares were issued with a restrictive legend and issued pursuant to Section 4(2) of the Securities Act of 1933 in a private transaction.

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

On May 21, 2004 the Company, as authorized by the board of directors, filed an amendment to its S-8 Registration Statement increasing the number of shares registered by 500,000,000. The total number of shares then registered pursuant to the S-8 Registration Statement and the 2004 Benefit Plan of the Company was 650,000,000.

On June 18, 2004, the Company authorized the issuance of 25,000,000 shares of its common stock, registered under the Company's S-8 Registration Statement to Francis Zubrowski as compensation for services provided to the Company by Mr. Zubrowski.

On June 18, 2004, the Company authorized the issuance of 12,000,000 shares of its common stock, registered under the Company's S-8 Registration Statement to Felix Correa as compensation for services provided to improve the Glendale Shopping Plaza property by Mr. Correa.

On June 18, 2004, the Company authorized the issuance of 25,000,000 shares of its common stock, registered under the Company's S-8 Registration Statement to Tim Hall, as compensation for services provided to improve the Wallace-Bennett Buildings property by Mr. Hall.

On June 21, 2004, the Company authorized the issuance of 8,000,000 shares of its common stock to Ernie Burch and 2,500,000 shares to Jose R. Prado, the shares were registered under the Company's S-8 Registration Statement and were issued for services provided by Mr. Prado and Mr. Burch related to the management and maintenance of the Company's real estate properties.

On June 21, 2004, the Company authorized the issuance of 20,000,000 shares of its common stock pursuant to the exercise of an option granted to Brent Sorensen, the shares were registered under the Company's S-8 Registration Statement and were issued as compensation for Mr. Sorensen's services related to maintenance and improvement to the Company's computers and network operations.

On June 21, 2004, the Company authorized the issuance of 4,747,500 shares of its common stock to Brent Sorensen, the shares were registered under the Company's S-8 Registration Statement and were issued as compensation for Mr. Sorensen's services related to the maintenance and improvement of the Company's computers and network operations.

On June 21, 2004, the Company authorized the issuance of 60,000,000 shares of its common stock pursuant to the exercise of an option granted to Hamlin K. Elrod, the shares were registered under the Company's S-8 Registration Statement and were issued as compensation for Mr. Hamlin's services provided to the Company related to finding new clients.

On June 22, 2004, the Company authorized the issuance of 20,000,000 shares of its common stock to Ernie Burch and 20,000,000 shares to Jose R. Prado, pursuant to the exercise of stock option held by each, the shares were registered under the Company's S-8 Registration Statement.

On June 22, 2004, the Company authorized the issuance of 20,000,000 shares of its common stock to Guy Cook, pursuant to the exercise of his stock options, the shares were registered under the Company's S-8 Registration Statement.

On June 30, 2004, the Company authorized the issuance of the following shares pursuant to the exercise of options granted to the named individuals: 38,000,000 shares to Kenneth Huber, 15,000,000 shares to Michael Golightly, 10,000,000 shares to Sandra Jorgensen, and 38,000,000 shares to Elias Roussos. The shares were registered under the Company's S-8 Registration Statement.


Subsequent Events

On July 1, 2004, the Company authorized the issuance of 38,000,000 shares of its common stock to Francis Zubrowski, pursuant to the exercise of his stock options, the shares were registered under the Company's S-8 Registration Statement.

On July 1, 2004, the Company authorized the issuance of 38,000,000 shares of its common stock to Tim Hall, pursuant to the exercise of his stock options, the shares were registered under the Company's S-8 Registration Statement.

On July 19, 2004, the Company authorized the issuance of the following shares pursuant to the exercise of options granted to the named individuals: 10,000,000 shares to Felix Correa, 10,000,000 shares to Tim Hall, 10,000,000 shares to Guy Cook, and 20,000,000 shares to Ernie Burch. The shares were registered under the Company's S-8 Registration Statement.

On July 22, 2004, the Company, as directed and authorized by the board of directors, filed an amendment to its S-8 Registration Statement and 2004 Benefit Plan, increasing the number of shares registered by 1,000,000,000. The total number of shares now registered pursuant to the S-8 Registration Statement and the 2004 Benefit Plan of the Company is 1,650,000,000.

On July 27, 2004, the Company authorized the issuance of the following shares pursuant to the exercise of options granted to the named individuals: 50,000,000 shares to Alex Bustos, 18,000,000 shares to Elias Roussos, 15,000,000 shares to Michael Golightly, 10,000,000 shares to Sandra Jorgensen, 50,000,000 shares to Tim Hall, 20,000,000 shares to Brent Sorensen, and 50,000,000 shares to Carl Spencer. The shares were registered under the Company's S-8 Registration Statement.

On July 27, 2004, the Company authorized the issuance of 75,000,000 shares to Tim Hall, 6,750,000 shares to Donald Decker and 10,500,000 shares to Carl Spencer of shares registered under the Company's S-8 Registration Statement.

On August 5, 2004, the Company authorized the issuance of 40,000,000 shares to Guy Cook, 40,000,000 shares to Ernie Burch, 40,000,000 share to Michael Golightly, 70,000,000 to Jose R. Prado, 30,000,000 shares to A. Franklin Adams, 30,000,000 shares to Alex Bustos and 90,000,000 shares to Francis Zubrowski. All of these shares were registered under the Company's S-8 Registration Statement.


ITEM 6. EXHIBITS

         (a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 9 of this Form 10-QSB, and are incorporated herein by this reference.

         (b) Reports on Form 8-K During the period covered by this report, Nexia did not file a Form 8-K report.

                  None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this day of August 2004.


                                        Nexia Holdings, Inc.


                                        /s/ Richard Surber
                                        ----------------------------------------
                                        Richard Surber, President and Director

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

  Material Contracts


  10(i)            *                May 17, 2004 Contractor Agreement between
                                    the Company and Hallmark Construction for the amount of $189,194.63 for construction services at the Wallace-Bennett building.
                                    (Incorporated by reference from the 10-QSB for March 31, 2004)


10(ii)             *                May 19, 2004 Contractor Agreement between
                                    West Jordan Real Estate Holdings, Inc. and
                                    Felix Correa to refurbish two rental spaces located in the Glendale Shopping Plaza, total cost of $17,000.


  14.1             *                Draft of Code of Ethics for Nexia Holdings,
                                    Inc. (incorporated herein by reference from the December 31, 2003 10-KSB).

  Certifications

  31(i)            14               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION
                                    1350, AS ADOPTED PURSUANT TO SECTION 302 OF
                                    THE SARBANES-OXLEY ACT OF 2002.

  32(i)            15               CERTIFICATION PURSUANT TO 18 U.S.C.ss.1350
                                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                                    SARBANES-OXLEY ACT OF 2002.

  Other

99(i)              *                May 19, 2004 Stock Option Agreement between
                                    the Company and Felix Correa granting
                                    40,000,000 options with a floating option price set at 75% of the market price at the time of exercise, 20,000,000 options vest upon signing and 10,000,000 per month thereafter. (Incorporated by reference from the 10-QSB for March 31, 2004 as Exhibit )

99(ii)             *                May 19, 2004 Stock Option Agreement between
                                    the Company and Tim Hall granting 40,000,000 options with a floating option price set at 75% of the market price at the time of exercise, 20,000,000 options vest upon signing and 10,000,000 per month thereafter.
                                    (Incorporated by reference from the 10-QSB for March 31, 2004 as Exhibit )

99(iii)           17                June 21, 2004, Stock Option Agreement
                                    between the Company and Guy Cook granting
                                    130,000,000 options with a floating option price set at 75% of the market price at the time of exercise, 20,000,000 options vest upon signing and 10,000,000 options vest per month thereafter.

99(iv)            19                June 21, 2004, Stock Option Agreement
                                    between the Company and Jose R. Prado
                                    granting 80,000,000 options with a floating option price set at 75% of the market price at the time of exercise, 20,000,000 options vest upon signing and 20,000,00 options vest each month thereafter.

99(v)             21                June 21, 2004, Stock Option Agreement
                                    between the Company and Hamlin K. Elrod
                                    granting 60,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all options vested upon signing.

99(vi)            23                June 22, 2004, Employment Contract between
                                    Hudson Consulting, Inc. and Guy Cook to
                                    provide accounting services, preparation of financial documents and other related duties, providing for base compensation of $28.00 per hour.

99(vii)           27                June 29, 2004 Employment Contract between
                                    Hudson Consulting Group, Inc. and Alex
                                    Bustos, an attorney, providing for base
                                    compensation of $21.00 per hour.

99(vii)           31                June 29, 2004 Employment Contract between
                                    Hudson Consulting Group, Inc. and Michael
                                    Golightly, an attorney, providing for base compensation of $25.00 per hour and allowing for incentive bonus at a rate of up to $10.00 per hour.

99(iv)            35                June 29, 2004 Employment Contract between
                                    Hudson Consulting Group, Inc. and Sandra
                                    Jorgensen to provide accounts payable and receivable services, invoicing and office manager functions, providing for base compensation of $18.27 per hour and allowing for incentive bonus at a rate of up to $10.60 per hour.

99(v)             39                June 29, 2004 Employment Contract between
                                    Hudson Consulting Group, Inc. and Jose R.
                                    Prado to provide maintenance and janitorial services, providing for base compensation of $12.00 per hour and allowing for incentive bonus at a rate of up to $3.00 per hour.

99(vi)            43                June 29, 2004 Employment Contract between
                                    Hudson Consulting Group, Inc. and Brittany
                                    Stevens as a para-legal and administrative assistant, providing for base compensation of $10.00 per hour and allowing for incentive bonus at a rate of up to $3.00 per hour.

99(vii)           47                June 30, 2004, Stock Option Agreement
                                    between the Company and Elias Roussos
                                    granting 75,000,000 options with a floating option price set at 75% of the market price at the time of exercise, 38,000,000 options vest upon signing and 18,500,000 options vest each month thereafter.

99(viii)          49                June 30, 2004, Stock Option Agreement
                                    between the Company and Michael Golightly granting 180,000,000 options with a floating option price set at 75% of the market price at the time of exercise, 15,000,000 options vest upon signing and 15,000,000 options vest per month thereafter.

99(ix)            51                June 30, 2004, Stock Option Agreement
                                    between the Company and Sandra Jorgensen granting 120,000,000 options with a floating option price set at 75% of the market price at the time of exercise, 10,000,000 options vest upon signing and 10,000,000 options vest per month thereafter.

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

Date: August 23, 2004


/s/ Richard Surber
----------------------------------------
Richard Surber the President, CEO & CFO
of Nexia Holdings, Inc.

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


/s/ Richard Surber
----------------------------------------
Richard Surber
Chief Executive and Financial Officer
August 23, 2004

Exhibit 99(iii)

                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 21st day of June 2004 by Nexia Holdings, Inc. (the "Company") to Guy Cook, an accountant of the Company ("Optionee") and a Utah resident.

                                    PREMISES

A. The Company has received valuable services from Optionee in the past, desires to retain his services for the future and desires to compensate and provide an incentive to the Optionee by issuing Optionee an option (the "Option") to purchase a total of One Hundred Thirty Million (130,000,000), shares of the Company's common stock, par value $0.001, the options will have a floating option price set at 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

                                      GRANT

         1. Grant of Options. The Company hereby grants Optionee the right and option ("Option") to purchase the above described One Hundred Thirty Million (130,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Employee to the Company, 20,000,000 options shall vest immediately upon the exercise hereof and thereafter 10,000.000 additional options shall vest on the 21st of each following month until all option rights have vested in the Optionee, however Optionee shall not be allowed to exercise any option rights that would result in Optionee holding more than 4.9% of the total issued and outstanding shares of the Company.

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

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                             Nexia Holdings, Inc.


 /s/ Guy Cook                                        /s/ Richard Surber
-----------------------                              ---------------------------
Guy Cook,  Optionee                                  Richard Surber, President

Exhibit 99(iv)
                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 21st day of June 2004 by Nexia Holdings, Inc. (the "Company") to Jose R. Prado, an employee of the Company ("Optionee") and a Utah resident.

                                    PREMISES

A. The Company has received valuable services from Optionee in the past, desires to retain his services for the future and desires to compensate and provide an incentive to the Optionee by issuing Optionee an option (the "Option") to purchase a total of Eighty Million (80,000,000), shares of the Company's common stock, par value $0.001, the options will have a floating option price set at 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

                                      GRANT

         1. Grant of Options. The Company hereby grants Optionee the right and option ("Option") to purchase the above described Eight Million (80,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Employee to the Company, 20,000,000 options shall vest immediately upon the exercise hereof and thereafter 20,000,000 additional options shall vest on the 5th of each following month until all option rights have vested in the Optionee, however Optionee shall not be allowed to exercise any option rights that would result in Optionee holding more than 4.9% of the total issued and outstanding shares of the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before eight (8) months has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

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

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                             Nexia Holdings, Inc.


 /s/ Jose R. Prado                                   /s/ Richard Surber
------------------------                            ----------------------------
Jose R. Prado, Optionee                             Richard Surber, President

Exhibit 99(v)
                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 21st day of June 2004 by Nexia Holdings, Inc. (the "Company") to Hamlin K. Elrod, an individual providing services to the Company ("Optionee") and a Utah resident.

                                    PREMISES

D. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Sixty Million (60,000,000), shares of the Company's common stock, par value $0.001, the options will have a floating option price set at 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8"). GRANT

         1. Grant of Options. The Company hereby grants Optionee the right and option ("Option") to purchase the above described Sixty Million (60,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Optionee to the Company, all of the options shall vest immediately upon the execution hereof, however Optionee shall not be allowed to exercise any option rights that would result in Optionee holding more than 4.9% of the total issued and outstanding shares of the Company.

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

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                             Nexia Holdings, Inc.


  /s/ Hamlin K. Elrod                                /s/ Richard Surber
---------------------------                          ---------------------------
Hamlin K. Elrod, Optionee                            Richard Surber, President

Exhibit 99(vi)
                              Employment Agreement

AGREEMENT made this 22nd day of June 2004, between Hudson Consulting Group, Inc., a Nevada corporation whose corporate headquarters are located at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101 (herein after referred to as "Company"), and Guy Cook, an individual whose address is (hereinafter referred to as "Employee ").

Employee has been, and desires to continue to be, employed by Company and Company desires to employ Employee in a capacity in which Employee would provide accounting services, consulting, advise and preparation of financial documents, including the review of documents for clients of the Company and for the Company and its related entities. Now, therefore, it is agreed:

1. Definitions: As used in this Agreement:

         (a) "Company" means Hudson Consulting Group, Inc., its successors and assigns, and any of its present or future subsidiaries, or organizations controlled by, controlling, or under common control with it.

         (b) "Confidential Information" means any and all information disclosed or made available to Employee or known by Employee as a direct or indirect consequence of or through his employment by Company and not generally known in the industry in which Company is or may become engaged, or any information related to Company's products, processes, or services, including, but not limited to, information relating to research, development, Plans and Inventions (as defined below), manufacture, purchasing, accounting, engineering, marketing, merchandising, or selling.

         (c) "Plans and Inventions" means discoveries, concepts, and ideas, whether patentable or not, relating to any present or prospective activities of Company, including, but not limited to, processes, methods, formulae, techniques, devices, and any improvements to the foregoing.


         (d) "Company Monthly Base Pay" means Employee's last monthly remuneration, prior to termination of his employment with Company, before federal, state, and local taxes and other withholding, but exclusive of extra compensation, such as that attributable to bonuses, overtime, or employee retirement or pension benefits.

         (e) "Conflicting Organization" means any person or organization engaged, directly or indirectly, in the research, development, production, marketing or selling of a Conflicting Product.

         (f) "Conflicting Product" means any product, process, or service of any person or organization, other than Company, in existence or under development, which resembles, competes with or is marketed or offered for sale or lease to the same or similar potential customers as a product, process, or service which is the subject of research, development, production, marketing or selling activities of Company.

2. Duties: The Employee shall be employed by Company and shall faithfully and to the best of his ability perform such duties and render such services as may be directed by Company, including, but not limited to, the following: accounting services, to consulting, review, advise and consult regarding the preparation of financial documents, including the review of financial and audit documents for clients of the Company and for the Company and its related entities.

3. Compensation, Term, and Termination: As compensation for his services, Employee shall receive the following compensation:

A base salary of Twenty Eight dollars per hour ($28 per hour), to be paid on a bi-weekly basis, calculated on a total of 26 payments per annum, with an incentive bonus of up to Seven dollars per hour ($7 per hour) to be granted at the sole discretion of the President of the Company.

Payment of base salary may be in the form of cash payments, stock awards of unrestricted stock or stock options or in other forms as agreed upon by the parties.

The Employee shall be entitled to yearly vacation/personal time as set forth in the Employee handbook for the Company.

Reimbursement for all Company approved expenses, if submitted to the Company within 45-days of incurring the expense.

This employment agreement shall continue for two (2) years from the effective date of this agreement. The effective date of this agreement shall be June 10, 2004.

At all times, this employment contract is subject to the right of either party to terminate the employment on two weeks notice. Company shall have the right to terminate such employment at any time in the event of default or nonperformance by Employee of any of the provisions of this Agreement. In the event of notice given by either party, Employee shall continue to work for Company for the full notice period, if so requested by Company. Company reserves the right at any time, with or without cause, to pay to Employee his full salary for any required notice period and to terminate his employment immediately or at any time during such notice period. If at the time of termination Employee is in receipt of pre-paid compensation that exceeds any obligation of the Company to Employee that sum shall be returned to the Company by the Employee. 4. Benefits, Bonuses and Expenses: (1) Company may provide for Employee benefits as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Such benefits shall be provided to Employee in such a manner as shall be determined by the Board of Directors. (2) Company may pay to Employee bonuses as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Employee acknowledges that Company makes no assurance that a bonus, if any, will be awarded to Employee for any services performed during any term of this employment contract.

5. Disclosure of Confidential Information: (a) Confidentiality. Except as required in the performance of his duties to Company, Employee shall treat as confidential and shall not, directly or indirectly, use, disseminate, disclose, publish, or otherwise make available any Confidential Information or any portion thereof. (b) Return of confidential information. Upon termination of his employment with Company, all documents, records, notebooks, and similar repositories containing Confidential Information, including copies thereof, then in Employee's possession, whether prepared by him or others, shall be promptly returned to Company. If at any time after the termination of employment Employee determines that he has any Confidential Information in his possession or control, he shall immediately return to Company all such Confidential Information, including all copies and portions thereof. (c) Waiver. Unless expressly set forth in detail in Exhibit A, Employee waives any and all rights to claim that any discoveries, concepts, ideas, structures, processes, methods, formulae, or techniques have been made, acquired, conceived, or reduced to practice prior to his employment by Company and not subject to the terms and conditions of this Agreement.

         (d) Assistance with litigation. Employee shall upon reasonable notice, furnish such information and proper assistance to the Company as it may reasonably require in connection with any litigation in which it is, or may become, a party after employment has terminated.

6. Binding Effect: This Agreement shall be binding upon the parties hereto and upon their respective executors, administrators, legal representatives, successors, and assigns.

7. Enforcement: The formation, effect, performance and construction of this Agreement shall be governed by the laws of the State of Utah of the United States of America.

8. Entire Agreement and Waiver of Prior Rights: This Agreement and any attachments hereto constitute the entire agreement and understanding of the parties with respect to the subject matter hereof and supersede all prior agreements and understandings, whether oral or written, including, but not limited to, any prior agreement for compensation, in which compensation has not been paid. By executing this agreement, Employee acknowledges that he is waiving all rights granted by prior agreements. No modification or claimed waiver of any of the provisions hereof shall be valid unless in writing and signed by the duly authorized representative against whom such modification or waiver is sought to be enforced.

9. Other Rights: Nothing contained in this Agreement shall be construed as conferring by implication, estoppel, or otherwise upon either party any license or other right except the licenses and rights expressly granted hereunder to that party.

10. Acceptance: Each party hereby accepts the licenses and rights granted to it by a party under this Agreement subject to all of the terms and conditions of this Agreement. In witness whereof, the parties have executed this Agreement on the day and year first above written.


Employee: Guy Cook                       Company: Hudson Consulting Group, Inc.


  /s/ Guy Cook                           By:  /s/ Richard Surber
------------------------                    ---------------------------------
Guy Cook, Individual                        Richard Surber, President

Exhibit 99(vii)

                              Employment Agreement

AGREEMENT made this 29th day of June 2004, between Hudson Consulting Group, Inc., a Nevada corporation whose corporate headquarters are located at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101 (herein after referred to as "Company"), and Alex Bustos, an individual whose address is Salt Lake City, Utah (hereinafter referred to as "Employee").

Employee has been, and desires to continue to be, employed by Company and Company desires to employ Employee in a capacity in which Employee would provide legal services for clients of the Company and for the Company and its related entities. Now, therefore, it is agreed: 1. Definitions: As used in this
Agreement:

         (a) "Company" means Hudson Consulting Group, Inc., its successors and assigns, and any of its present or future subsidiaries, or organizations controlled by, controlling, or under common control with it.

         (b) "Confidential Information" means any and all information disclosed or made available to Employee or known by Employee as a direct or indirect consequence of or through his employment by Company and not generally known in the industry in which Company is or may become engaged, or any information related to Company's products, processes, or services, including, but not limited to, information relating to research, development, Plans and Inventions (as defined below), manufacture, purchasing, accounting, engineering, marketing, merchandising, or selling.

         (c) "Plans and Inventions" means discoveries, concepts, and ideas, whether patentable or not, relating to any present or prospective activities of Company, including, but not limited to, processes, methods, formulae, techniques, devices, and any improvements to the foregoing.

         (d) "Company Monthly Base Pay" means Employee's last monthly remuneration, prior to termination of his employment with Company, before federal, state, and local taxes and other withholding, but exclusive of extra compensation, such as that attributable to bonuses, overtime, or employee retirement or pension benefits.

         (e) "Conflicting Organization" means any person or organization engaged, directly or indirectly, in the research, development, production, marketing or selling of a Conflicting Product.

         (f) "Conflicting Product" means any product, process, or service of any person or organization, other than Company, in existence or under development, which resembles, competes with or is marketed or offered for sale or lease to the same or similar potential customers as a product, process, or service which is the subject of research, development, production, marketing or selling activities of Company.

2. Duties: The Employee shall be employed by Company and shall faithfully and to the best of his ability perform such duties and render such services as may be directed by Company, including, but not limited to, the following: Legal counsel, securities law research, corporate filing construction, contract construction, litigation research, legal opinion, merger and acquisition diligence.

3. Compensation, Term, and Termination: As compensation for his services, Employee shall receive the following compensation:

A base salary of Twenty One dollars per hour ($21.00 per hour), to be paid on a bi-weekly basis, calculated on a total of 26 payments per annum, with an incentive bonus up to Five dollars per hour ($5.00) to be granted on the sole discretion of the President of the Company

Payment of base salary may be in the form of cash payments, stock awards of unrestricted stock or stock options or in other forms as agreed upon by the parties.

The Employee shall be entitled to yearly vacation/personal time as set forth in the Employee handbook for the Company.

Reimbursement for all Company approved expenses, if submitted to the Company within 45-days of incurring the expense.

This employment agreement shall continue for two (2) years from the effective date of this agreement. The effective date of this agreement shall be June 15, 2004.

At all times, this employment contract is subject to the right of either party to terminate the employment on two weeks notice. Company shall have the right to terminate such employment at any time in the event of default or nonperformance by Employee of any of the provisions of this Agreement. In the event of notice given by either party, Employee shall continue to work for Company for the full notice period, if so requested by Company. Company reserves the right at any time, with or without cause, to pay to Employee his full salary for any required notice period and to terminate his employment immediately or at any time during such notice period. If at the time of termination Employee is in receipt of pre-paid compensation that exceeds any obligation of the Company to Employee that sum shall be returned to the Company by the Employee.


4. Benefits, Bonuses and Expenses: (1) Company may provide for Employee benefits as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Such benefits shall be provided to Employee in such a manner as shall be determined by the Board of Directors. (2) Company may pay to Employee bonuses as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Employee acknowledges that Company makes no assurance that a bonus, if any, will be awarded to Employee for any services performed during any term of this employment contract.

5. Disclosure of Confidential Information:

         (a) Confidentiality. Except as required in the performance of his duties to Company, Employee shall treat as confidential and shall not, directly or indirectly, use, disseminate, disclose, publish, or otherwise make available any Confidential Information or any portion thereof.

         (b) Return of confidential information. Upon termination of his employment with Company, all documents, records, notebooks, and similar repositories containing Confidential Information, including copies thereof, then in Employee's possession, whether prepared by him or others, shall be promptly returned to Company. If at any time after the termination of employment Employee determines that he has any Confidential Information in his possession or control, he shall immediately return to Company all such Confidential Information, including all copies and portions thereof.

         (c) Waiver. Unless expressly set forth in detail in Exhibit A, Employee waives any and all rights to claim that any discoveries, concepts, ideas, structures, processes, methods, formulae, or techniques have been made, acquired, conceived, or reduced to practice prior to his employment by Company and not subject to the terms and conditions of this Agreement.

         (d) Assistance with litigation. Employee shall upon reasonable notice, furnish such information and proper assistance to the Company as it may reasonably require in connection with any litigation in which it is, or may become, a party after employment has terminated.

6. Binding Effect: This Agreement shall be binding upon the parties hereto and upon their respective executors, administrators, legal representatives, successors, and assigns.

7. Enforcement: The formation, effect, performance and construction of this Agreement shall be governed by the laws of the State of Utah of the United States of America.

8. Entire Agreement and Waiver of Prior Rights: This Agreement and any attachments hereto constitute the entire agreement and understanding of the parties with respect to the subject matter hereof and supersede all prior agreements and understandings, whether oral or written, including, but not limited to, any prior agreement for compensation, in which compensation has not been paid. By executing this agreement, Employee acknowledges that he is waiving all rights granted by prior agreements. No modification or claimed waiver of any of the provisions hereof shall be valid unless in writing and signed by the duly authorized representative against whom such modification or waiver is sought to be enforced.

9. Other Rights: Nothing contained in this Agreement shall be construed as conferring by implication, estoppel, or otherwise upon either party any license or other right except the licenses and rights expressly granted hereunder to that party.

10. Acceptance: Each party hereby accepts the licenses and rights granted to it by a party under this Agreement subject to all of the terms and conditions of this Agreement. In witness whereof, the parties have executed this Agreement on the day and year first above written. Employee: Alex Bustos Company: Hudson Consulting Group, Inc.


/s/ Alex Bustos                                 By: /s/ Richard Surber
--------------------------                         ----------------------------
Alex Bustos, Individual                            Richard Surber, President

Exhibit 99(viii)

                              Employment Agreement

AGREEMENT made this 29th day of June 2004, between Hudson Consulting Group, Inc., a Nevada corporation whose corporate headquarters are located at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101 (herein after referred to as "Company"), and Michael Golightly, an individual whose address is North Salt Lake City, Utah (hereinafter referred to as "Employee").

Employee has been, and desires to continue to be, employed by Company and Company desires to employ Employee in a capacity in which Employee would provide legal consulting, advise and preparation of legal documents, including the review of non-legal documents for clients of the Company and for the Company and its related entities. Now, therefore, it is agreed:

1. Definitions: As used in this Agreement:

         (a) "Company" means Hudson Consulting Group, Inc., its successors and assigns, and any of its present or future subsidiaries, or organizations controlled by, controlling, or under common control with it.

         (b) "Confidential Information" means any and all information disclosed or made available to Employee or known by Employee as a direct or indirect consequence of or through his employment by Company and not generally known in the industry in which Company is or may become engaged, or any information related to Company's products, processes, or services, including, but not limited to, information relating to research, development, Plans and Inventions (as defined below), manufacture, purchasing, accounting, engineering, marketing, merchandising, or selling.

         (c) "Plans and Inventions" means discoveries, concepts, and ideas, whether patentable or not, relating to any present or prospective activities of Company, including, but not limited to, processes, methods, formulae, techniques, devices, and any improvements to the foregoing.


         (d) "Company Monthly Base Pay" means Employee's last monthly remuneration, prior to termination of his employment with Company, before federal, state, and local taxes and other withholding, but exclusive of extra compensation, such as that attributable to bonuses, overtime, or employee retirement or pension benefits.


         (e) "Conflicting Organization" means any person or organization engaged, directly or indirectly, in the research, development, production, marketing or selling of a Conflicting Product.

         (f) "Conflicting Product" means any product, process, or service of any person or organization, other than Company, in existence or under development, which resembles, competes with or is marketed or offered for sale or lease to the same or similar potential customers as a product, process, or service which is the subject of research, development, production, marketing or selling activities of Company.

2. Duties: The Employee shall be employed by Company and shall faithfully and to the best of his ability perform such duties and render such services as may be directed by Company, including, but not limited to, the following: legal consulting, review, advise and consult regarding the preparation of legal documents, including the review of non-legal documents for clients of the Company and for the Company and its related entities.

3. Compensation, Term, and Termination: As compensation for his services, Employee shall receive the following compensation:

A base salary of Twenty Five dollars per hour ($25.00 per hour), to be paid on a bi-weekly basis, calculated on a total of 26 payments per annum, with an incentive bonus up to Ten dollars per hour ($10.00) to be granted on the sole discretion of the President of the Company

Payment of base salary may be in the form of cash payments, stock awards of unrestricted stock or stock options or in other forms as agreed upon by the parties.

The Employee shall be entitled to yearly vacation/personal time as set forth in the Employee handbook for the Company.

Reimbursement for all Company approved expenses, if submitted to the Company within 45-days of incurring the expense.

This employment agreement shall continue for two (2) years from the effective date of this agreement. The effective date of this agreement shall be January 1,2004

At all times, this employment contract is subject to the right of either party to terminate the employment on two weeks notice. Company shall have the right to terminate such employment at any time in the event of default or nonperformance by Employee of any of the provisions of this Agreement. In the event of notice given by either party, Employee shall continue to work for Company for the full notice period, if so requested by Company. Company reserves the right at any time, with or without cause, to pay to Employee his full salary for any required notice period and to terminate his employment immediately or at any time during such notice period. . If at the time of termination Employee is in receipt of pre-paid compensation that exceeds any obligation of the Company to Employee that sum shall be returned to the Company by the Employee.

4. Benefits, Bonuses and Expenses: (1) Company may provide for Employee benefits as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Such benefits shall be provided to Employee in such a manner as shall be determined by the Board of Directors. (2) Company may pay to Employee bonuses as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Employee acknowledges that Company makes no assurance that a bonus, if any, will be awarded to Employee for any services performed during any term of this employment contract.

5. Disclosure of Confidential Information:

         (a) Confidentiality. Except as required in the performance of his duties to Company, Employee shall treat as confidential and shall not, directly or indirectly, use, disseminate, disclose, publish, or otherwise make available any Confidential Information or any portion thereof.

         (b) Return of confidential information. Upon termination of his employment with Company, all documents, records, notebooks, and similar repositories containing Confidential Information, including copies thereof, then in Employee's possession, whether prepared by him or others, shall be promptly returned to Company. If at any time after the termination of employment Employee determines that he has any Confidential Information in his possession or control, he shall immediately return to Company all such Confidential Information, including all copies and portions thereof.

         (c) Waiver. Unless expressly set forth in detail in Exhibit A, Employee waives any and all rights to claim that any discoveries, concepts, ideas, structures, processes, methods, formulae, or techniques have been made, acquired, conceived, or reduced to practice prior to his employment by Company and not subject to the terms and conditions of this Agreement.

         (d) Assistance with litigation. Employee shall upon reasonable notice, furnish such information and proper assistance to the Company as it may reasonably require in connection with any litigation in which it is, or may become, a party after employment has terminated.

6. Binding Effect: This Agreement shall be binding upon the parties hereto and upon their respective executors, administrators, legal representatives, successors, and assigns.

7. Enforcement: The formation, effect, performance and construction of this Agreement shall be governed by the laws of the State of Utah of the United States of America.

8. Entire Agreement and Waiver of Prior Rights: This Agreement and any attachments hereto constitute the entire agreement and understanding of the parties with respect to the subject matter hereof and supersede all prior agreements and understandings, whether oral or written, including, but not limited to, any prior agreement for compensation, in which compensation has not been paid. By executing this agreement, Employee acknowledges that he is waiving all rights granted by prior agreements. No modification or claimed waiver of any of the provisions hereof shall be valid unless in writing and signed by the duly authorized representative against whom such modification or waiver is sought to be enforced.

9. Other Rights: Nothing contained in this Agreement shall be construed as conferring by implication, estoppel, or otherwise upon either party any license or other right except the licenses and rights expressly granted hereunder to that party.

10. Acceptance: Each party hereby accepts the licenses and rights granted to it by a party under this Agreement subject to all of the terms and conditions of this Agreement. In witness whereof, the parties have executed this Agreement on the day and year first above written. Employee: Michael Golightly Company:
Hudson Consulting Group, Inc.


/s/ Michael Golightly                            By: /s/ Richard Surber
-------------------------------                      ---------------------------
Michael Golightly, Individual                        Richard Surber, President

Exhibit 99(ix)

                              Employment Agreement

AGREEMENT made this 29th day of June 2004, between Hudson Consulting Group, Inc., a Nevada corporation whose corporate headquarters are located at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101 (herein after referred to as "Company"), and Sandra Jorgensen, an individual whose address is Salt Lake City, Utah (hereinafter referred to as "Employee").

Employee has been, and desires to continue to be, employed by Company and Company desires to employ Employee in a capacity in which Employee would provide accounts payable and accounts receivable services as well as administrative services for clients of the Company and for the Company and its related entities. Now, therefore, it is agreed:

1. Definitions: As used in this Agreement:

         (a) "Company" means Hudson Consulting Group, Inc., its successors and assigns, and any of its present or future subsidiaries, or organizations controlled by, controlling, or under common control with it.

         (b) "Confidential Information" means any and all information disclosed or made available to Employee or known by Employee as a direct or indirect consequence of or through his employment by Company and not generally known in the industry in which Company is or may become engaged, or any information related to Company's products, processes, or services, including, but not limited to, information relating to research, development, Plans and Inventions (as defined below), manufacture, purchasing, accounting, engineering, marketing, merchandising, or selling.

         (c) "Plans and Inventions" means discoveries, concepts, and ideas, whether patentable or not, relating to any present or prospective activities of Company, including, but not limited to, processes, methods, formulae, techniques, devices, and any improvements to the foregoing.

         (d) "Company Monthly Base Pay" means Employee's last monthly remuneration, prior to termination of his employment with Company, before federal, state, and local taxes and other withholding, but exclusive of extra compensation, such as that attributable to bonuses, overtime, or employee retirement or pension benefits.

         (e) "Conflicting Organization" means any person or organization engaged, directly or indirectly, in the research, development, production, marketing or selling of a Conflicting Product.

         (f) "Conflicting Product" means any product, process, or service of any person or organization, other than Company, in existence or under development, which resembles, competes with or is marketed or offered for sale or lease to the same or similar potential customers as a product, process, or service which is the subject of research, development, production, marketing or selling activities of Company.

2. Duties: The Employee shall be employed by Company and shall faithfully and to the best of his ability perform such duties and render such services as may be directed by Company, including, but not limited to, the following:

Accounts Receivable: copy all deposits, record in accounting system and take deposits to bank; Account Payable: pay invoices, attach copy of check to paid invoices and file documents. Other duties include resolving any problems with invoices and vendors.

Open and sort mail, stamp and date invoices, invoice tenants for rental properties, pay mortgages, update property and expense balance sheets, and post rental income. Maintain Corporate and Option Book: Followup on resolutions and agreements. Administrative Duties as required including typing correspondence and corporate agreements.

3. Compensation, Term, and Termination: As compensation for his services, Employee shall receive the following compensation:

A base salary of Eighteen Dollars and 27cents per hour ($18.27 per hour), to be paid on a bi-weekly basis, calculated on a total of 26 payments per annum, with an incentive bonus of up to Ten dollars and Sixty cents per hour ($10.60) to be granted at the sole discretion of the President of the Company.

Payment of base salary may be in the form of cash payments, stock awards of unrestricted stock or stock options or in other forms as agreed upon by the parties.

The Employee shall be entitled to yearly vacation/personal time as set forth in the Employee handbook for the Company.

Reimbursement for all Company approved expenses, if submitted to the Company within 45-days of incurring the expense.

This employment agreement shall continue for two (2) years from the effective date of this agreement. The effective date of this agreement shall be January 1, 2004.

At all times, this employment contract is subject to the right of either party to terminate the employment on two weeks notice. Company shall have the right to terminate such employment at any time in the event of default or nonperformance by Employee of any of the provisions of this Agreement. In the event of notice given by either party, Employee shall continue to work for Company for the full notice period, if so requested by Company. Company reserves the right at any time, with or without cause, to pay to Employee his full salary for any required notice period and to terminate his employment immediately or at any time during such notice period. . If at the time of termination Employee is in receipt of pre-paid compensation that exceeds any obligation of the Company to Employee that sum shall be returned to the Company by the Employee.

4. Benefits, Bonuses and Expenses: (1) Company may provide for Employee benefits as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Such benefits shall be provided to Employee in such a manner as shall be determined by the Board of Directors. (2) Company may pay to Employee bonuses as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Employee acknowledges that Company makes no assurance that a bonus, if any, will be awarded to Employee for any services performed during any term of this employment contract.

5. Disclosure of Confidential Information:

         (a) Confidentiality. Except as required in the performance of his duties to Company, Employee shall treat as confidential and shall not, directly or indirectly, use, disseminate, disclose, publish, or otherwise make available any Confidential Information or any portion thereof.

         (b) Return of confidential information. Upon termination of his employment with Company, all documents, records, notebooks, and similar repositories containing Confidential Information, including copies thereof, then in Employee's possession, whether prepared by him or others, shall be promptly returned to Company. If at any time after the termination of employment Employee determines that he has any Confidential Information in his possession or control, he shall immediately return to Company all such Confidential Information, including all copies and portions thereof.

         (c) Waiver. Unless expressly set forth in detail in Exhibit A, Employee waives any and all rights to claim that any discoveries, concepts, ideas, structures, processes, methods, formulae, or techniques have been made, acquired, conceived, or reduced to practice prior to his employment by Company and not subject to the terms and conditions of this Agreement.

         (d) Assistance with litigation. Employee shall upon reasonable notice, furnish such information and proper assistance to the Company as it may reasonably require in connection with any litigation in which it is, or may become, a party after employment has terminated.

6. Binding Effect: This Agreement shall be binding upon the parties hereto and upon their respective executors, administrators, legal representatives, successors, and assigns.

7. Enforcement: The formation, effect, performance and construction of this Agreement shall be governed by the laws of the State of Utah of the United States of America.

8. Entire Agreement and Waiver of Prior Rights: This Agreement and any attachments hereto constitute the entire agreement and understanding of the parties with respect to the subject matter hereof and supersede all prior agreements and understandings, whether oral or written, including, but not limited to, any prior agreement for compensation, in which compensation has not been paid. By executing this agreement, Employee acknowledges that he is waiving all rights granted by prior agreements. No modification or claimed waiver of any of the provisions hereof shall be valid unless in writing and signed by the duly authorized representative against whom such modification or waiver is sought to be enforced.

9. Other Rights: Nothing contained in this Agreement shall be construed as conferring by implication, estoppel, or otherwise upon either party any license or other right except the licenses and rights expressly granted hereunder to that party.

10. Acceptance: Each party hereby accepts the licenses and rights granted to it by a party under this Agreement subject to all of the terms and conditions of this Agreement. In witness whereof, the parties have executed this Agreement on the day and year first above written. Employee: Sandra Jorgensen Company: Hudson Consulting Group, Inc.


By /s/ Sandra Jorgensen                       By: /s/ Richard Surber
   ----------------------------                  ----------------------------
   Sandra Jorgensen, Individual                  Richard Surber, President

Exhibit 99(x)

Employment Agreement

AGREEMENT effective as of June 29th 2004, between Hudson Consulting Group, Inc., a Nevada corporation whose corporate headquarters are located at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101 (herein after referred to as "Company"), and Jose Raphael Prado, an individual whose address is 1232 West 500 South Salt Lake City, UT 84104 (hereinafter referred to as "Employee").

Employee has been, and desires to continue to be, employed by Company and Company desires to employ Employee in a capacity in which Employee would provide Janitorial and Maintenance Services for clients of the Company and for the Company and its related entities. Now, therefore, it is agreed:

1. Definitions: As used in this Agreement:

         (a) "Company" means Hudson Consulting Group, Inc., its successors and assigns, and any of its present or future subsidiaries, or organizations controlled by, controlling, or under common control with it.

         (b) "Confidential Information" means any and all information disclosed or made available to Employee or known by Employee as a direct or indirect consequence of or through his employment by Company and not generally known in the industry in which Company is or may become engaged, or any information related to Company's products, processes, or services, including, but not limited to, information relating to research, development, Plans and Inventions (as defined below), manufacture, purchasing, accounting, engineering, marketing, merchandising, or selling.

         (c) "Plans and Inventions" means discoveries, concepts, and ideas, whether patentable or not, relating to any present or prospective activities of Company, including, but not limited to, processes, methods, formulae, techniques, devices, and any improvements to the foregoing.

         (d) "Company Monthly Base Pay" means Employee's last monthly remuneration, prior to termination of his employment with Company, before federal, state, and local taxes and other withholding, but exclusive of extra compensation, such as that attributable to bonuses, overtime, or employee retirement or pension benefits.


         (e) "Conflicting Organization" means any person or organization engaged, directly or indirectly, in the research, development, production, marketing or selling of a Conflicting Product.

         (f) "Conflicting Product" means any product, process, or service of any person or organization, other than Company, in existence or under development, which resembles, competes with or is marketed or offered for sale or lease to the same or similar potential customers as a product, process, or service which is the subject of research, development, production, marketing or selling activities of Company.

2. Duties: The Employee shall be employed by Company and shall faithfully and to the best of his ability perform such duties and render such services as may be directed by Company, including, but not limited to, the following: Maintenance and Janitorial Services including cleaning and maintaining the interiors and exteriors of all the rental properties and other duties as assigned.

3. Compensation, Term, and Termination: As compensation for his services, Employee shall receive the following compensation:

A base salary of Twelve dollars per hour ($12.00 per hour), to be paid on a bi-weekly basis, calculated on a total of 26 payments per annum, with an incentive bonus of up to Three dollars per hour ($3.00) to be granted at the sole discretion of the President of the Company.

Payment of base salary may be in the form of cash payments, stock awards of unrestricted stock or stock options or in other forms as agreed upon by the parties.

The Employee shall be entitled to yearly vacation/personal time as set forth in the Employee handbook for the Company.

Reimbursement for all Company approved expenses, if submitted to the Company within 45-days of incurring the expense.

This employment agreement shall continue for two (2) years from the effective date of this agreement. The effective date of this agreement shall be January 1, 2004.

At all times, this employment contract is subject to the right of either party to terminate the employment on two weeks notice. Company shall have the right to terminate such employment at any time in the event of default or nonperformance by Employee of any of the provisions of this Agreement. In the event of notice given by either party, Employee shall continue to work for Company for the full notice period, if so requested by Company. Company reserves the right at any time, with or without cause, to pay to Employee his full salary for any required notice period and to terminate his employment immediately or at any time during such notice period. If at the time of termination Employee is in receipt of pre-paid compensation that exceeds any obligation of the Company to Employee that sum shall be returned to the Company by the Employee. If at the time of termination Employee is in receipt of pre-paid compensation that exceeds any obligation of the Company to Employee that sum shall be returned to the Company by the Employee.

4. Benefits, Bonuses and Expenses: (1) Company may provide for Employee benefits as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Such benefits shall be provided to Employee in such a manner as shall be determined by the Board of Directors. (2) Company may pay to Employee bonuses as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Employee acknowledges that Company makes no assurance that a bonus, if any, will be awarded to Employee for any services performed during any term of this employment contract.

5. Disclosure of Confidential Information:

         (a) Confidentiality. Except as required in the performance of his duties to Company, Employee shall treat as confidential and shall not, directly or indirectly, use, disseminate, disclose, publish, or otherwise make available any Confidential Information or any portion thereof.

         (b) Return of confidential information. Upon termination of his employment with Company, all documents, records, notebooks, and similar repositories containing Confidential Information, including copies thereof, then in Employee's possession, whether prepared by him or others, shall be promptly returned to Company. If at any time after the termination of employment Employee determines that he has any Confidential Information in his possession or control, he shall immediately return to Company all such Confidential Information, including all copies and portions thereof.

         (c) Waiver. Unless expressly set forth in detail in Exhibit A, Employee waives any and all rights to claim that any discoveries, concepts, ideas, structures, processes, methods, formulae, or techniques have been made, acquired, conceived, or reduced to practice prior to his employment by Company and not subject to the terms and conditions of this Agreement.

         (d) Assistance with litigation. Employee shall upon reasonable notice, furnish such information and proper assistance to the Company as it may reasonably require in connection with any litigation in which it is, or may become, a party after employment has terminated.

6. Binding Effect: This Agreement shall be binding upon the parties hereto and upon their respective executors, administrators, legal representatives, successors, and assigns.

         7. Enforcement: The formation, effect, performance and construction of this Agreement shall be governed by the laws of the State of Utah of the United States of America.

         8. Entire Agreement and Waiver of Prior Rights: This Agreement and any attachments hereto constitute the entire agreement and understanding of the parties with respect to the subject matter hereof and supersede all prior agreements and understandings, whether oral or written, including, but not limited to, any prior agreement for compensation, in which compensation has not been paid. By executing this agreement, Employee acknowledges that he is waiving all rights granted by prior agreements. No modification or claimed waiver of any of the provisions hereof shall be valid unless in writing and signed by the duly authorized representative against whom such modification or waiver is sought to be enforced.

         9. Other Rights: Nothing contained in this Agreement shall be construed as conferring by implication, estoppel, or otherwise upon either party any license or other right except the licenses and rights expressly granted hereunder to that party.

10. Acceptance:
Each party hereby accepts the licenses and rights granted to it by a party under this Agreement subject to all of the terms and conditions of this Agreement. In witness whereof, the parties have executed this Agreement on the day and year first above written.

Employee: Jose Raphael Prado              Company: Hudson Consulting Group, Inc.


By  /s/ Jose R. Prado                     By: /s/ Richard Surber
  -------------------------------            ----------------------------
  Jose Raphael Prado, Individual             Richard Surber, President

Exhibit 99(xi)
                              Employment Agreement


AGREEMENT made this 29th day of June 2004, between Hudson Consulting Group, Inc., a Nevada corporation whose corporate headquarters are located at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101 (herein after referred to as "Company"), and Brittany K. Stevens, an individual whose address is Salt Lake City, UT (hereinafter referred to as "Employee").

Employee has been, and desires to continue to be, employed by Company and Company desires to employ Employee in a capacity in which Employee would provide to the Company, paralegal services, time and billing statements for clients and advisors, filing systems and maintenance for the Company and its clients and other duties as assigned by management of the Company and its related entities. Now, therefore, it is agreed:

1. Definitions: As used in this Agreement:

         (a) "Company" means Hudson Consulting Group, Inc., its successors and assigns, and any of its present or future subsidiaries, or organizations controlled by, controlling, or under common control with it.

         (b) "Confidential Information" means any and all information disclosed or made available to Employee or known by Employee as a direct or indirect consequence of or through his employment by Company and not generally known in the industry in which Company is or may become engaged, or any information related to Company's products, processes, or services, including, but not limited to, information relating to research, development, Plans and Inventions (as defined below), manufacture, purchasing, accounting, engineering, marketing, merchandising, or selling.

         (c) "Plans and Inventions" means discoveries, concepts, and ideas, whether patentable or not, relating to any present or prospective activities of Company, including, but not limited to, processes, methods, formulae, techniques, devices, and any improvements to the foregoing.

         (d) "Company Monthly Base Pay" means Employee's last monthly remuneration, prior to termination of his employment with Company, before federal, state, and local taxes and other withholding, but exclusive of extra compensation, such as that attributable to bonuses, overtime, or employee retirement or pension benefits.

         (e) "Conflicting Organization" means any person or organization engaged, directly or indirectly, in the research, development, production, marketing or selling of a Conflicting Product.

         (f) "Conflicting Product" means any product, process, or service of any person or organization, other than Company, in existence or under development, which resembles, competes with or is marketed or offered for sale or lease to the same or similar potential customers as a product, process, or service which is the subject of research, development, production, marketing or selling activities of Company.

2. Duties: The Employee shall be employed by Company and shall faithfully and to the best of her ability perform such duties and render such services as may be directed by Company, including, but not limited to, the following: paralegal services, time and billing statements for clients and advisors, filing systems and maintenance for the Company and its clients and other duties as assigned by management of the Company and its related entities.

3. Compensation, Term, and Termination: As compensation for her services, Employee shall receive the following compensation:

A base compensation of Ten dollars per hour ($10.00 per hour), to be paid on a bi-weekly basis, calculated on a total of 26 payments per annum, with a incentive bonus of up to Three dollars per hour ($3.00) to be granted at the sole discretion of the President of the Company.

Payment of base compensation may be in the form of cash payments, stock awards of unrestricted stock or stock options or in other forms as agreed upon by the parties.

The Employee shall be entitled to yearly vacation/personal time as set forth in the Employee handbook for the Company.

Reimbursement for all Company approved expenses, if submitted to the Company within 45-days of incurring the expense.

This employment agreement shall continue for one (1) year from the effective date of this agreement. The effective date of this agreement shall be March 25, 2004.

At all times, this employment contract, is subject to the right of either party to terminate the employment on two weeks notice. Company shall have the right to terminate such employment at any time in the event of default or nonperformance by Employee of any of the provisions of this Agreement. In the event of notice given by either party, Employee shall continue to work for Company for the full notice period, if so requested by Company. Company reserves the right at any time, with or without cause, to pay to Employee her full salary for any required notice period and to terminate her employment immediately or at any time during such notice period. If at the time of termination Employee is in receipt of pre-paid compensation that exceeds any obligation of the Company to Employee that sum shall be returned to the Company by the Employee.

4. Benefits, Bonuses and Expenses: (1) Company may provide for Employee benefits as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Such benefits shall be provided to Employee in such a manner as shall be determined by the Board of Directors. (2) Company may pay to Employee bonuses as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Employee acknowledges that Company makes no assurance that a bonus, if any, will be awarded to Employee for any services performed during any term of this employment contract.

5. Disclosure of Confidential Information:

         (a) Confidentiality. Except as required in the performance of her duties to Company, Employee shall treat as confidential and shall not, directly or indirectly, use, disseminate, disclose, publish, or otherwise make available any Confidential Information or any portion thereof.

         (b) Return of confidential information. Upon termination of her employment with Company, all documents, records, notebooks, and similar repositories containing Confidential Information, including copies thereof, then in Employee's possession, whether prepared by her or others, shall be promptly returned to Company. If at any time after the termination of employment Employee determines that she has any Confidential Information in her possession or control, she shall immediately return to Company all such Confidential Information, including all copies and portions thereof.

         (c) Waiver. Unless expressly set forth in detail in Exhibit A, Employee waives any and all rights to claim that any discoveries, concepts, ideas, structures, processes, methods, formulae, or techniques have been made, acquired, conceived, or reduced to practice prior to her employment by Company and not subject to the terms and conditions of this Agreement.

         (d) Assistance with litigation. Employee shall upon reasonable notice, furnish such information and proper assistance to the Company as it may reasonably require in connection with any litigation in which it is, or may become, a party after employment has terminated.

6. Binding Effect: This Agreement shall be binding upon the parties hereto and upon their respective executors, administrators, legal representatives, successors, and assigns.

7. Enforcement: The formation, effect, performance and construction of this Agreement shall be governed by the laws of the State of Utah of the United States of America.

8. Entire Agreement and Waiver of Prior Rights: This Agreement and any attachments hereto constitute the entire agreement and understanding of the parties with respect to the subject matter hereof and supersede all prior agreements and understandings, whether oral or written, including, but not limited to, any prior agreement for compensation, in which compensation has not been paid. By executing this agreement, Employee acknowledges that she is waiving all rights granted by prior agreements. No modification or claimed waiver of any of the provisions hereof shall be valid unless in writing and signed by the duly authorized representative against whom such modification or waiver is sought to be enforced.

9. Other Rights: Nothing contained in this Agreement shall be construed as conferring by implication, estoppel, or otherwise upon either party any license or other right except the licenses and rights expressly granted hereunder to that party.

10. Acceptance: Each party hereby accepts the licenses and rights granted to it by a party under this Agreement subject to all of the terms and conditions of this Agreement. In witness whereof, the parties have executed this Agreement on the day and year first above written.

Employee: Brittany K. Stevens             Company: Hudson Consulting Group, Inc.


/s/ Brittany K. Stevens                   By: /s/ Richard Surber
---------------------------------            --------------------------
Brittany K. Stevens, Individual              Richard Surber, President

Exhibit 99(xii)


                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 30th day of June 2004 by Nexia Holdings, Inc. (the "Company") to Elias Roussos, an individual providing services to the Company ("Optionee") and a Utah resident.

                                    PREMISES


         The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Seventy Five Million (75,000,000), shares of the Company's common stock, par value $0.001, the options will have a floating option price set at 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

                                     GRANT

         1. Grant of Options. The Company hereby grants Optionee the right and option ("Option") to purchase the above described Seventy Five Million (75,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Optionee to the Company, 38,000,000 options shall vest immediately upon the execution hereof and thereafter 18,500,000 additional options shall vest on the 30th day of July 2004 and 18,500,000 additional options shall vest on the 30th day of August 2004 hereof, however Optionee shall not be allowed to exercise any option rights that would result in Optionee holding more than 4.9% of the total issued and outstanding shares of the Company.

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

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                             Nexia Holdings, Inc.


/s/ Elias Roussos                                     /s/ Richard Surber
---------------------------                          ---------------------------
Elias Roussos,  Optionee                             Richard Surber, President

Exhibit 99(xiii)


                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 30th day of June 2004 by Nexia Holdings, Inc. (the "Company") to Michael Golightly, an employee of the Company ("Optionee") and a Utah resident.

                                    PREMISES

A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of One Hundred Eighty Million (180,000,000), shares of the Company's common stock, par value $0.001, the options will have a floating option price set at 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

                                      GRANT

         1. Grant of Options. The Company hereby grants Optionee the right and option ("Option") to purchase the above described One Hundred Eighty Million (180,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Employee to the Company, 15,000,000 options shall vest immediately upon the exercise hereof and thereafter 15,000,000 additional options shall vest on the 30th day of each month hereafter until all option rights have vested in the Optionee, however Optionee shall not be allowed to exercise any option rights that would result in Optionee holding more than 4.9% of the total issued and outstanding shares of the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before two (2) Years have elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

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

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                             Nexia Holdings, Inc.


 /s/ Michael Golightly                               /s/ Richard Surber
---------------------------------                  -----------------------------
Michael Golightly,  Optionee                       Richard Surber, President

Exhibit 99(xiv)

                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 30th day of June 2004 by Nexia Holdings, Inc. (the "Company") to Sandra Jorgensen, a consultant of the Company ("Optionee") and a Utah resident.

                                    PREMISES

A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of One Hundred Twenty Million (120,000,000), shares of the Company's common stock, par value $0.001, the options will have a floating option price set at 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

                                      GRANT

         1. Grant of Options. The Company hereby grants Optionee the right and option ("Option") to purchase the above described One Hundred Twenty Million (120,000,000), shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Employee to the Company, 10,000,000 options shall vest immediately upon the exercise hereof and thereafter 10,000,000 additional options shall vest on the 30th day of each month hereafter until all option rights have vested in the Optionee, however Optionee shall not be allowed to exercise any option rights that would result in Optionee holding more than 4.9% of the total issued and outstanding shares of the Company.

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

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                             Nexia Holdings, Inc.


 /s/ Sandra Jorgensen                                 /s/ Richard Surber
--------------------------------                     ---------------------------
Sandra Jorgensen,  Optionee                           Richard Surber, President