Form 10QSB/A
period 2004-06-30
NEXIA HOLDINGS INC
filed 2004-09-01
CIK 833209

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

Our unaudited consolidated balance sheet as of June 30, 2004, audited balance sheet as of December 31, 2003, the related unaudited consolidated statements of operations and other comprehensive income (loss) for the three and six months ended June 30, 2004 and 2003 and unaudited consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 are attached hereto as Pages F-1 through F-14 and are incorporated herein by this reference.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE

Consolidated Balance Sheets.................................................F-2

Consolidated Statements of Operations and Other
  Comprehensive Income (Loss)...............................................F-5


Consolidated Statement of Stockholders' Equity..............................F-7


Consolidated Statements of Cash Flows......................................F-10


Notes to Consolidated Financial Statements.................................F-12

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

                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (continued)

                                                                     June 30,      December 31,
                                                                      2004             2003
                                                                  ------------     ------------
                                                                   (Unaudited)
Common stock, $0.001 par value 10,000,000,000
   shares authorized and 890,133,594 and 348,502,760
   shares issued and outstanding, respectively                         890,134          348,503
   Additional paid-in capital                                       10,770,901       10,063,482
   Treasury stock - 29,138,352 and 20,038,340
   Shares at cost, respectively                                       (100,618)        (100,618)
   Expenses prepaid with common stock                                        -          (13,333)
   Deferred consulting                                                 (38,000)               -
   Stock subscription receivable                                       (32,363)         (28,000)
   Other comprehensive income                                           (4,610)            (862)
   Accumulated deficit                                             (11,373,703)     (10,224,467)
                                                                  ------------     ------------
         TOTAL STOCKHOLDERS' EQUITY                                    111,741           44,705
                                                                  ------------     ------------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                     $  3,460,986     $  3,480,505
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

                                              NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                           Consolidated Statements of Operations and Other Comprehensive Income (Loss)
                                                           (Unaudited)



                                                                    Three Months Ended                   Six Months Ended
                                                                         June 30,                            June 30,
                                                            -----------------------------------  -----------------------------------
                                                                  2004              2003              2004              2003
                                                            -----------------  ----------------  ---------------- ------------------
Revenue
  Consulting revenue                                        $     34,819      $     52,630       $     56,433     $     110,833
  Rental revenue                                                 118,864           122,306            247,011           239,224
                                                            ------------      ------------       ------------     -------------
Total Revenue                                                    153,683           174,936            303,444           350,057

Costs of Revenue
  Costs associated with consulting revenue                       143,551            47,279            252,823           104,370
  Costs associated with rental revenue                           159,700            60,707            296,649           170,506
  Interest associated with rental revenue                         59,893            75,636            115,314           150,987
                                                            ------------      ------------       ------------     -------------
Total Costs of Revenue                                           363,144           183,622            664,786           425,863

Gross Profit (Deficit)
  Gross profit (deficit) from consulting operations             (108,732)            5,351           (196,390)            6,463
  Gross profit (deficit) from real estate operations            (100,729)          (14,037)          (164,952)          (82,269)
                                                            ------------      ------------       ------------     -------------
Gross Profit (Deficit)                                          (209,461)           (8,686)          (361,342)          (75,806)

Expenses
  General & administrative expense                               290,674            20,436            859,419            24,360
  Impairment of marketable securities                              2,118                 -            187,892             5,022
                                                            ------------      ------------       ------------     -------------
Total Expenses                                                   292,792            20,436          1,047,311            29,382
                                                            ------------      ------------       ------------     -------------

Operating Loss                                                  (502,253)          (29,122)        (1,408,653)         (105,188)

Other Income (Expense)
  Interest expense                                                (3,193)              (11)            (5,894)            2,085
  Gain (loss) on sale of property and equipment                        -            (9,959)                 -            (9,959)
  Gain on sale of subsidiaries                                   100,000           279,268            239,270           279,268
  loss on sale of marketable securities                                -           (27,613)                 -           (27,613)
  Other income                                                     7,695            42,854             10,366            42,854
  Gain on settlement of debt                                           -                 -             15,000                 -
                                                            ------------      ------------       ------------     -------------
Total Other Income (Expense)                                     104,502           284,539            258,742           286,635
                                                            ------------      ------------       ------------     -------------

Income (Loss) Before Minority Interest                          (397,751)          255,417         (1,149,911)          181,447

  Minority Interest in Loss                                           80            16,054                675            21,015
                                                            ------------      ------------       ------------     -------------

Net Income (Loss) Before Discontinued Operations                (397,671)          271,471         (1,149,236)          202,462

  Loss from discontinued operations                                    -           (61,557)                 -           (83,611)
                                                            ------------      ------------       ------------     -------------

Net Income (Loss)                                               (397,671)          209,914         (1,149,236)          118,851

Other Comprehensive Income (Loss)
  Change in marketable securities                                      -             3,899                  -            14,358
                                                            ------------      ------------       ------------     -------------

Total Comprehensive Income (Loss)                           $   (397,671)     $    213,813       $ (1,149,236)    $     133,209
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

                                              NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                                         Consolidated Statement of Stockholders' Equity



                                                                            Expenses              Other
                                                                            Prepaid              Compre-
                          Common Stock     Additional             Stock       with               hensive                  Total
                     --------------------   Paid-in   Treasury Subscription  Common    Deferred  Income  Accumulated  Stockholders'
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

                           The accompanying notes are an integral part of these consolidated financial statements

                                                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                                           Consolidated Statement of Stockholders' Equity (continued)



                                                                            Expenses              Other
                                                                            Prepaid              Compre-
                          Common Stock     Additional             Stock       with               hensive                  Total
                     --------------------   Paid-in   Treasury Subscription  Common    Deferred  Income  Accumulated  Stockholders'
                        Shares    Amount    Capital    Stock    Receivable    Stock   Consulting  (Loss)    Deficit       Equity
                     ----------- -------- ----------- ---------  ---------  ---------  --------  -------  ------------  -----------
Balance,
 December 31, 2003   348,502,760 $348,503 $10,063,482 $(100,618) $ (28,000) $ (13,333) $      -  $  (862) $(10,224,467) $    44,705

Cancellation of
 common stock for
 subscription
 receivable
(Unaudited)             (700,000)    (700)     (6,300)        -      7,000          -         -        -             -            -

Common stock issued
 for services
 (Unaudited)         168,830,834  168,831     480,096         -          -          -         -        -             -      648,927

Common stock issued
 for building
 improvements and
 services (Unaudited)  6,000,000    6,000      13,200         -          -          -         -        -             -       19,200

Common stock issued
 for stock option
 exercise to
 consultants
 (Unaudited)         150,400,000  150,400     (41,256)        -          -          -         -        -             -      109,144

Common stock issued
 for stock option
 exercise to
 employees
 (Unaudited)         106,100,000  106,100      34,000         -          -          -         -        -             -      140,100

Common stock issued
 for subscriptions
 receivable
 (Unaudited)         111,000,000  111,000     (78,637)        -    (32,363)         -         -        -             -            -

Receipt of
 subscriptions
 receivable
 (Unaudited)                   -        -           -         -     21,000          -         -        -             -       21,000

Amortization of
 prepaid expenses
 (Unaudited)                   -        -           -         -          -     13,333         -        -             -       13,333

Intrinsic value of
 stock options
 issued to employees
(Unaudited)                    -        -     253,250         -           -         -         -        -             -      253,250
                     ----------- -------- ----------- ---------  ---------  ---------  --------  -------  ------------  -----------
Balance Forward      890,133,594 $890,134 $10,717,835 $(100,618) $ (32,363) $       -         -  $  (862) $(10,224,467) $ 1,249,659
                     ----------- -------- ----------- ---------  ---------  ---------  --------  -------  ------------  -----------


                      The accompanying notes are an integral part of these consolidated financial statements

                                                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                                           Consolidated Statements of Stockholders' Equity (continued)



                                                                            Expenses              Other
                                                                            Prepaid              Compre-
                          Common Stock     Additional             Stock       with               hensive                  Total
                     --------------------   Paid-in   Treasury Subscription  Common    Deferred  Income  Accumulated  Stockholders'
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
                     =========== ======== =========== =========  =========  =========  ========  =======  ============  ===========




                          The accompanying notes are an integral part of these consolidated financial statements

                                      NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)

                                                                                        For the Six Months Ended
                                                                                               June 30,
                                                                                       2004                   2003
                                                                                   ------------           ------------
Cash Flows From Operating Activities

  Net Income (Loss)                                                                $ (1,149,236)          $    118,851
  Adjustments to reconcile net loss to net cash used in operating activities:
       Loss from discontinued operations                                                      -                 83,611
       Loss from sale of investments                                                          -                 27,613
       Loss from sale of property and equipment                                               -                  9,959
       Gain from sale of subsidiaries                                                         -               (279,268)
       Impairment of marketable securities                                              187,892                  5,022
       Change in minority interest                                                         (675)              (209,961)
       Depreciation and amortization                                                     65,398                 70,484
       Intrinsic value of stock for services                                            253,250                      -
       Issued common stock for services                                                 650,127                      -
       Amortization of expense prepaid with common stock                                 13,333                      -
       Revaluation of variable deferred consulting                                        7,600                      -
  Changes in operating assets and liabilities:
       Increase in restricted cash                                                      (64,651)              (202,921)
       Accounts and notes receivable                                                    (60,111)                 9,355
       Prepaid expenses                                                                  (2,926)                 6,038
       Other assets                                                                       6,786                 (6,470)
       Accounts payable                                                                 (18,777)               (32,474)
       Accrued liabilities                                                                8,567                  7,383
       Deferred revenue                                                                 (27,773)               (21,069)
       Refundable deposit                                                                  (150)                10,083
                                                                                   ------------           ------------
Net Cash Used by Operating Activities                                                  (131,346)              (403,764)
                                                                                   ------------           ------------
Cash Flows From Investing Activities

       Cash loaned on notes receivable                                                  (19,430)                     -
       Cash received on notes receivable                                                    240                      -
       Net cash distributed in sale transaction                                               -                (15,351)
       Proceeds from sale of marketable securities                                            -                  8,847
       Purchase of property, plant and equipment                                        (97,840)                (7,850)
                                                                                   ------------           ------------
       Net Cash Used By Investing Activities                                           (117,030)               (14,354)
                                                                                   ------------           ------------



              The accompanying notes are an integral part of these consolidated financial statements.

                                   NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                             Consolidated Statements of Cash Flows (continued)
                                                (Unaudited)

                                                                             For the Six Months Ended
                                                                                    June  30,
                                                                             2004                2003
                                                                         ------------        -----------
Cash Flows From Financing Activities

  Principal payments on long-term debt                                   $    (78,590)       $  (627,509)
  Proceeds from long-term debt                                                      -            968,675
  Proceeds from issuance of stock                                              37,638                  -
  Receipt of stock subscriptions receivable                                    21,000                  -
  Issuance of common stock for stock option exercise                          249,244                  -
                                                                         ------------        -----------
  Net Cash Provided By Financing Activities                                   229,292            341,166
                                                                         ------------        -----------
  Net Increase (Decrease) In Cash                                             (19,084)           (76,952)

Cash, Beginning Of Year                                                        94,073            108,821
                                                                         ------------        -----------

Cash, End Of Year                                                        $     74,989        $    31,869
                                                                         ============        ===========
Supplemental Disclosure Of Information

  Cash paid during the year for interest                                 $    112,849        $   134,320
  Cash paid during the year for income taxes                             $          -        $         -

Supplemental Disclosure of Non-Cash Investing and
Financing Activities:

  Common stock issued for services                                        $   650,127        $         -
  Common stock issued for subscription receivable                         $    32,363        $         -
  Common stock issued for variable deferred consulting                    $    43,988        $         -
  Common stock issued for building improvements                           $    18,000        $         -
  Common stock issued for loan costs                                      $         -        $    50,000
  Office equipment acquired through capital lease                         $         -        $    19,815




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

         During the period ended June 30, 2004, the Company's board of directors authorized the issuance of 290,400,000 options to purchase the Company's common stock for services rendered to consultants. The options vest over time with 176,400,000 of the options exercised immediately at option prices of 75% of market value on the dates of exercise for cash of $69,144 and subscriptions receivable of $21,863, or an average of $0.0001 per share.

         During the period ended June 30, 2004, the Company's board of directors authorized issuance of 711,100,000 options to purchase common stock to employees for services rendered. The options vest over time with 191,100,000 of the options exercised immediately at option prices of 75% of market value on the dates of exercise for cash of $180,100 and subscriptions receivable of $10,500.

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

Nexia recorded rental revenues of $118,864 and $247,001 for the three and six months ended June 30, 2004 respectively, as compared to $122,306 and $239,224 for the same periods in 2003. Nexia's rental revenues for the comparative three month and six months periods did not fluctuate significantly. Management's current belief is that rental revenues are stabilizing and with certain improvements being made to various properties rental revenues should improve over the next 12 months.

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

Losses

Nexia recorded operating losses of $502,253 and $1,408,653 for the three and six month periods ended June 30, 2004, respectively, compared to losses of $29,122 and $105,188 for the comparable periods in the year 2003.


Nexia recorded net losses of $397,671 and $1,149,236 for the three and six months ended June 30, 2004, respectively, as compared to net income of $209,914 and $118,851 for the same periods in 2003. The increase in losses is attributable primarily to the issuance of shares of common stock to pay for services rendered which increased expenses accompanied by a decrease in consulting revenues.


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