Form 10QSB
period 2004-09-30
NEXIA HOLDINGS INC
filed 2004-11-30
CIK 833209

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-QSB


(Mark One)
   [X]         Quarterly report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30, 2004.

   [  ]        Transition report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from     to              .



        Commission file number:  33-22128-D
                                 -----------


                               NEXIA HOLDINGS, INC.
      (Exact name of small business issuer as specified in its charter)






         Nevada                                          84-1062062
        --------                                         ----------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)




        268 West 400 South, Salt Lake City, Utah               84101
       --------------------------------------------        -------------
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

                           Yes XX                No


        The number of outstanding shares of the issuer's common stock, $0.001 par value, as of November 19, 2004 was 207,895,332.

                                 TABLE OF CONTENTS


                          PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS...............................................  2

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  ..... .........................4

ITEM 3. CONTROLS AND PROCEDURES .............................................8

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS....................................................8

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS............................9

ITEM 3. DEFAULTS UPON SENIOR SECURITIES......................................9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................9

ITEM 5. OTHER INFORMATION...................................................10

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................10

SIGNATURES..................................................................12

INDEX TO EXHIBITS...........................................................13

ITEM 1.        FINANCIAL STATEMENTS

As used herein, the term "Nexia" refers to Nexia Holdings, Inc., a Nevada corporation, its subsidiary corporations and predecessors unless otherwise indicated. The accompanying unaudited, consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial positions have been included and all such adjustments are of a normal recurring nature.

Our unaudited consolidated balance sheet as of September 30, 2004, audited consolidated balance sheet as of December 31, 2003, the related unaudited consolidated statements of operations and other comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 and unaudited consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 are attached hereto as Pages F-1 through F-17 and are incorporated herein by this reference.




                          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                PAGE

Consolidated Balance Sheets......................................................................F-2

Consolidated Statements of Operations and Other Comprehensive Income (Loss)......................F-4

Consolidated Statement of Stockholders' Equity ..................................................F-6

Consolidated Statements of Cash Flows...........................................................F-14

Notes to Consolidated Financial Statements......................................................F-16







                                               NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                                                     Consolidated Balance Sheets


                                                                September 30,  2004                       December 31, 2003
                                                                 ---------------                            --------------
ASSETS                                                              (Unaudited)
  Current Assets

    Cash                                                        $         93,515                             $      94,073
    Restricted Cash                                                       79,674                                         -
    Accounts receivable - trade, net                                     120,889                                    33,387
    Related party accounts receivable                                     39,982                                    12,952
    Notes receivable - net of allowance of $315,000                       50,590                                    36,949
    Prepaid expenses                                                       3,025                                        99
    Marketable securities                                                 31,889                                   205,400
                                                                  --------------                              ------------
        Total Current Assets                                             419,564                                   382,860
                                                                  --------------                              ------------
  Fixed Assets
    Property and equipment, net                                        2,824,683                                 2,570,691
    Land                                                                 489,295                                   488,895
                                                                  --------------                              ------------
         Total Fixed Assets                                            3,313,978                                 3,059,586
                                                                  --------------                              ------------
  Other Assets
     Loan Costs, net                                                      27,880                                    38,059
                                                                  --------------                              ------------
         Total Other Assets                                               27,880                                    38,059
                                                                  --------------                              ------------
 TOTAL ASSETS                                                  $       3,761,422                            $    3,480,505
                                                                  ==============                              ============



                       The accompanying notes are an integral part of these consolidated financial statements.

                                 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                                Consolidated Balance Sheets (continued)

                                                               September 30, 2004                         December 31, 2003
                                                                     -----------                               -----------
                                                                    (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                               $     258,323                             $     188,188
    Accrued liabilities                                                  161,045                                   130,524
    Current portion of WVDEP liability                                        -                                     20,000
    Unearned rent                                                         34,640                                    28,455
    Deferred revenue                                                         409                                     8,958
    Deferred gain on sale of subsidiary                                       -                                     21,770
    Refundable deposits                                                   15,391                                    15,541
    Convertible debentures                                                60,000                                    60,000
    Current portion long-term debt                                     1,161,957                                 1,213,859
                                                                      ----------                                ----------
        Total Current Liabilities                                      1,691,765                                 1,687,295
                                                                      ----------                                ----------
  Long-Term Liabilities
    Long-term debt                                                     1,607,381                                 1,548,740
                                                                      ----------                                ----------
             Total Long-Term Liabilities                               1,607,381                                 1,548,740
                                                                      ----------                                ----------
         Total Liabilities                                             3,299,146                                 3,236,035
                                                                      ----------                                ----------
MINORITY INTEREST                                                        196,740                                   199,765
                                                                      ----------                                ----------
STOCKHOLDERS' EQUITY:
   Preferred Series B stock, $0.001 par value, 50,000,000
      shares authorized, 8,000,000 shares
      issued and outstanding                                               8,000                                        -

   Common stock, $0.001 par value, 10,000,000,000
      shares authorized 3,947,966 and 348,503
      shares issued and outstanding, respectively                          3,948                                       349
   Additional paid-in capital                                         12,056,702                                10,411,636
   Treasury stock - 29,138 and 20,038
      shares at cost, respectively                                     (100,618)                                 (100,618)
   Expenses prepaid with common stock                                         -                                   (13,333)
   Stock subscription receivable                                        (22,821)                                  (28,000)
   Other comprehensive income                                            (4,396)                                     (862)
   Accumulated deficit                                              (11,675,279)                              (10,224,467)
                                                                     -----------                               -----------

      TOTAL STOCKHOLDERS' EQUITY                                         265,536                                    44,705
                                                                     -----------                               -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                               $   3,761,422                             $   3,480,505
                                                                     ===========                               ===========



        The accompanying notes are an integral part of these consolidated financial statements.




                                 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
              Consolidated Statements of Operations and Other Comprehensive (Loss)
                                              (Unaudited)

                                                                           Three Months Ended              Nine Months Ended
                                                                              September 30,                  September 30,
                                                                      ----------------------------      ------------------------
                                                                          2004             2003            2004            2003
                                                                      ----------        ----------      ----------     ---------
Revenue
  Consulting revenue                                                  $  52,700        $  145,869    $   109,133     $  256,702
  Rental revenue                                                        132,947           107,426        379,958        346,650
                                                                      ----------        ----------      ----------     ---------
Total Revenue                                                           185,647           253,295        489,091        603,352

Costs of Revenue
  Costs associated with consulting revenue                               96,506           323,116        349,329        427,486
  Costs associated with rental revenue                                  223,521            71,255        520,170        241,761
  Interest associated with rental revenue                                55,771            36,110        171,085        187,097
                                                                     -----------       ----------       ----------      ---------
Total Costs of Revenue                                                  375,798           430,481       1,040,584        856,344

Gross Profit (Deficit)
  Gross (deficit) from consulting operations                            (43,806)         (177,247)       (240,196)     (170,784)
  Gross profit (deficit) from real estate operation                    (146,345)               61        (311,297)      (82,208)
                                                                     -----------        ----------      ----------      ---------
Gross Profit (Deficit)                                                 (190,151)         (177,186)       (551,493)     (252,992)

Expenses
  General & administrative expense                                      192,955           88,231        1,052,374        112,591
  Impairment of marketable securities                                     6,935                -          194,827         5,022
                                                                     -----------        ----------      ----------      ---------
Total Expenses                                                          199,890           88,231        1,247,201        117,613
                                                                     -----------        ----------      ----------     ---------
Operating Loss                                                         (390,041)         (265,417)     (1,798,694)     (370,605)

Other Income (Expense)
  Interest Income (expense)                                              (2,562)                 7         (8,456)         2,092
  Gain (loss) on sale of property and equipment                               -              4,510              -        (5,449)
  Gain on sale of subsidiaries                                           73,849                 -          313,119       279,268
  Gain (loss) on sale of marketable securities                                -             20,773              -        (6,840)
  Other income (expense)                                                 14,828              (13)           25,194        42,841
  Gain on settlement of debt                                                  -                  -          15,000             -
                                                                     -----------        ----------       ---------      --------
Total Other Income (Expense)                                             86,115            25,277          344,857       311,912
                                                                     -----------        ----------       ---------      --------
Loss Before Minority Interest                                          (303,926)         (240,140)      (1,453,837)     (58,693)
Minority Interest in Loss                                                 2,350             2,293            3,025       23,308
                                                                     -----------        ----------      ----------      --------
Net Loss Before Discontinued Operations                                (301,576)         (237,847)      (1,450,812)     (35,385)

Loss from discontinued operations                                             -                 -               -       (83,611)
                                                                     -----------        ----------      ----------      --------
Net Loss                                                               (301,576)         (237,847)      (1,450,812)    (118,996)
                                                                     -----------        ----------      ----------      --------
Other Comprehensive Loss
  Change in marketable securities                                             -           (16,073)              -        (1,715)
                                                                     -----------        ----------      ----------     ---------
Total Comprehensive Loss                                          $    (301,576)     $   (253,920)    $(1,450,812)   $ (120,711)
                                                                     ===========        ==========      ==========     =========

         The accompanying notes are an integral part of these consolidated financial statements.

                                NEXIA HOLDINGS, INC. AND SUBSIDIARIES
             Consolidated Statements of Operations and Other Comprehensive (Loss)
                                        (Unaudited) Continued

                                                                          Three Months Ended             Nine Months Ended
                                                                             September 30,                  September 30,
                                                                     ----------------------            ------------------------
                                                                           2004      2003                 2004           2003
                                                                     ----------   ---------            ----------     ---------
  Net Loss Per Common Share, Basic and Diluted

  Loss before minority interest                                      $    (0.15)  $   (0.75)          $    (1.67)    $   (0.19)
  Minority interest in loss                                                0.00        0.00                 0.00          0.07
                                                                     -----------  ----------           ----------      ---------
  Loss before discontinued operations                                     (0.15)      (0.75)               (1.67)        (0.12)
  Loss from discontinued operations                                        0.00        0.00                 0.00         (0.26)
                                                                     -----------  ----------           ----------      --------

  Net loss per weighted average
  common share outstanding                                           $    (0.15)  $   (0.75)           $    (1.67)     $  (0.38)
                                                                      ==========  ==========            =========      ========
  Weighted average shares outstanding - basic
  and diluted                                                          1,966,904     322,217              922,947       315,809
                                                                      ==========  ==========            =========      ========



       The accompanying notes are an integral part of these consolidated financial statements.

                     NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity


                           Preferred Stock
                        Shares         Amount
                        ---------    -----------
Balance,
December
31, 2002                        -    $         -

Common stock
issued for
loan fee                        -              -

Disposition
of treasury
stock and
stock
subscription
due to sale
of subsidiary                   -              -

Common stock
issued for
services                        -              -

Common stock
issued for
Bonus                           -              -

Common stock
issued for
services and
prepaid
services                        -              -

Common stock
issued for
stock option
exercise to
employees                       -              -

Intrinsic
value of
stock options
issued to
employees                       -              -

Beneficial
conversion
feature on
convertible
debentures                      -              -

Adjustment for
marketable
securities                      -              -

Net loss for
the year
ended
December
31, 2003                        -              -
                      ------------    -----------
Balance,
December
31, 2003                        -     $        -
                      ------------    -----------

               The accompanying notes are an integral part of these consolidated financial statements

                                                   NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                                       Consolidated Statement of Stockholders' Equity (Continued)

                                  Additional              Stock      Expenses                  Other                      Total
                 Common Stock      Paid-in    Treasury Subscription Prepaid with  Deferred  Comprehensive  Accumulated Stockholders
               Shares    Amount    Capital     Stock    Receivable  Common Stock Consulting Income (Loss)    Deficit      Equity
            ----------- -------- ----------- ---------- ----------- ------------ ---------- ------------- ------------- -----------
Balance,
December
31, 2003       310,353  $  310  $ 9,957,316 $(107,741) $ (107,800)   $        -  $      -   $      873     $(9,322,642)  $  420,316

Common stock
issued for
loan fee         5,000       5      49,996          -           -             -         -            -             -         50,000

Disposition
of treasury
stock and
stock
subscription
due to sale
of subsidiary        -        -          -       7,123    107,800             -          -            -             -       114,923

Common stock
issued for
services          8,000       8      18,992          -          -             -          -            -             -        19,000

Common stock
issued for
bonus            17,550      18     228,132          -          -             -          -            -             -       228,150

Common stock
issued for
services and
prepaid
services          2,000       2      39,998          -          -       (13,333)         -            -             -        26,667

Common stock
issued for
stock option
exercise to
employees         5,600       6      55,994          -     (28,000)           -          -            -            -         28,000

Intrinsic
value of
stock options
issued to
employees            -        -      49,600          -           -            -          -            -             -        49,600

Beneficial
conversion
feature on
convertible
debentures           -        -      11,609          -           -            -          -             -             -       11,609

Adjustment for
marketable
securities           -        -           -          -           -            -          -        (1,735)            -      (1,735)

Net loss for
the year
ended
December
31, 2003             -        -           -          -           -            -          -              -     (901,825)   (901,825)
            ----------  --------  ---------   ---------  ---------   ----------  ----------   -----------    ----------  ----------
Balance,
December
31, 2003       348,503  $   349  $10,411,636 $(100,618) $ (28,000)  $   (13,333)         -    $     (862)  $ (10,224,467) $  44,705
            ----------- -------- ----------- ---------- ----------- ------------ ----------   -----------   ------------  ---------

                        The accompanying notes are an integral part of these consolidated financial statements


                     NEXIA HOLDINGS, INC. AND SUBSIDIARIES
           Consolidated Statement of Stockholders' Equity (continued)

       NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Equity


                                       Preferred Stock
                                Shares             Amount
                               ---------       -----------
Balance,
December
31, 2003                              -       $       -

Cancellation of
Common stock
for subscription
receivable
(Unaudited)                           -              -

Common stock
issued for
services(Unaudited)                   -              -

Common stock
issued for
building improvements
and services
(Unaudited)                           -              -

Common stock
issued for
stock option exercise
to consultants
(Unaudited)                           -              -

Common stock
issued for
stock option
exercise to
employees
(Unaudited)                           -              -

Receipt of
subscriptions
receivable
(Unaudited)                           -              -

Amoritzation of prepaid
expenses (Unaudited)                  -              -

Intrinsic value of stock
options issued to
employees(Unaudited)                  -              -
                              -----------     -----------
Balance, Forward                      -     $        -
                              -----------     -----------

               The accompanying notes are an integral part of these consolidated financial statements

                                                    NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                                             Consolidated Statement of Stockholders' Equity (Continued)

                                  Additional              Stock      Expenses                  Other                      Total
                 Common Stock      Paid-in    Treasury Subscription Prepaid with  Deferred  Comprehensive  Accumulated Stockholders
               Shares    Amount    Capital     Stock    Receivable  Common Stock Consulting Income (Loss)    Deficit      Equity
            ----------- -------- ----------- ---------- ----------- ------------ ---------- ------------- ------------- -----------
Balance,
December
31, 2003        348,503  $ 349   $10,411,636 $(100,618) $ (28,000)   $  (13,333) $       -  $     (862)  $(10,224,467)   $  44,705

Cancellation of
common stock
for
subscription
receivable
(Unaudited)        (700)    (1)      (6,999)         -      7,000             -          -            -             -             -

Common stock
issued for
services
(Unaudited)      269,831    270      680,382         -          -             -          -            -             -       680,652

Common stock
issued for
building
improvements
and services
(Unaudited)        6,000      6       19,194         -          -             -          -           -              -        19,200

Common stock
issued for stock
option
exercise to
consultants
(Unaudited)      150,400     150     108,994         -          -             -          -           -              -       109,144

Common stock
issued for
stock option
exercise to
employees
(Unaudited)      106,100    106      139,994        -          -              -          -           -              -       140,100

Receipt of
subscriptions
receivable
(Unaudited)          -        -           -          -     21,000             -          -           -              -        21,000

Amortization of
prepaid
expenses
(Unaudited)          -        -           -          -         -          13,333         -           -              -        13,333

Intrinsic
value of
stock options
issued to
employees
(Unaudited)          -         -     253,250         -           -            -          -           -              -       253,250
              ----------- ------ -----------  ----------  --------    ---------- ---------    ----------   -----------    ---------
Balance Forward  880,134  $  880 $ 11,606,451 $ (100,618) $      -    $       -  $       -    $    (862)  $(10,224,467)  $1,281,384
              ----------- ------ -----------  ----------  --------    ---------- ---------    ----------   -----------    ---------


                        The accompanying notes are an integral part of these consolidated financial statements


            NEXIA HOLDINGS, INC. AND SUBSIDIARIES
       Consolidated Statement of Stockholders' Equity


                           Preferred Stock
                        Shares         Amount
                        ---------    -----------
Balance,
Forward                         -     $        -

Fair Value of
options issued
for prepaid
consulting fees
(Unaudited)                     -              -

Application of
option
grants to
accounts
payable
(Unaudited)                     -              -

Adjustment for
marketable
securities
(Unaudited)                     -              -

Common stock
issued for
services
(Unaudited)                     -              -

Common stock
issued for
stock option
exercise to
consultants
(Unaudited)                     -              -

Common stock
issued for
stock option
exercise to
employees
(Unaudited)                     -              -

Common stock
issued for
subscriptions
receivable,
consultants
(Unaudited)                     -              -

Common Stock
issued for
subscriptions
receivable
employees
(Unaudited)                     -              -

Fair Value of
stock options
issued to
consultants
(Unaudited)                     -              -

Series B preferred
stock
issued for services
(Unaudited)              8,000,000   $     8,000
                         ----------    ----------
Balance Forward          8,000,000   $     8,000
                         ----------    ----------

               The accompanying notes are an integral part of these consolidated financial statements


                                                  NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                                      Consolidated Statement of Stockholders' Equity (Continued)

                                  Additional              Stock      Expenses                  Other                      Total
                 Common Stock      Paid-in    Treasury Subscription Prepaid with  Deferred  Comprehensive  Accumulated Stockholders
               Shares    Amount    Capital     Stock    Receivable  Common Stock Consulting Income (Loss)    Deficit      Equity
            ----------- -------- ----------- ---------- ----------- ------------ ---------- ------------- ------------- -----------
Balance Forward 880,134 $  880   $11,606,451  $(100,618) $      -    $        -   $      -   $    (862)   $(10,224,467)  $1,281,384

Fair Value of
options issued
for prepaid
consulting fees
(Unaudited)            -      -      43,988           -          -            -     (43,988)         -               -            -

Application of
option
grants to
accounts
payable
(Unaudited)            -      -       7,466           -          -            -           -           -              -        7,466

Adjustment for
marketable
securities
(Unaudited)            -      -            -          -          -            -           -      (3,748)             -      (3,748)

Common stock
issued for
services
(Unaudited)      1,360,308  1,360    154,681          -           -           -          -            -              -      156,041

Common stock
issued for
stock option
exercise to
consultants
(Unaudited)        358,000    358     40,104          -            -          -          -            -              -       40,462

Common stock
issued for
stock option
exercise to
employees
(Unaudited)        105,000    105     19,395          -            -          -         -            -               -       19,500

Common stock
issued for
subscriptions
receivables,
consultants
(Unaudited)        118,500    119      5,806          -      (5,925)          -         -            -               -           -

Common stock
issued for
subscriptions
receivables,
employees
(Unaudited)      1,126,024  1,126     15,770          -     (16,896)          -         -            -               -           -

Fair
value of
stock options
issued to
consultants
(Unaudited)            -        -     87,786          -            -          -          -           -               -       87,786

Series B preferred
stock
issued for
services
(Unaudited)            -        -          -          -            -          -          -            -              -        8,000
                ---------  ------- ----------   --------    --------    -------   ---------     --------    ----------   ----------
Balance Forward 3,947,966 $ 3,948 $1,981,447  $(100,618)   $(22,821)    $     -  $ (43,988)     $(4,610)  $(10,224,467)  $1,596,891
                ---------  ------- ----------   --------    --------    -------   ---------     --------    -----------  ----------



                        The accompanying notes are an integral part of these consolidated financial statements.


                 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
            Consolidated Statement of Stockholders' Equity


                           Preferred Stock
                        Shares         Amount
                        ---------    -----------
Balance,
Forward                 8,000,000    $    8,000

Intrinsic Value of
stock options
issued to
employees
(Unaudited)                     -              -

Shareholder proceeds
from Option stock
sales applied
to A/P (Unaudited)              -              -

Amortization of
deferred consulting
balance expensed
(Unaudited)                     -              -

Adjustment for
marketable
securities
(Unaudited)                     -              -

Net loss for
the nine months
ended
September
30, 2004
(Unaudited)                     -              -
                        ----------    ----------
Balance,
September
30, 2004
(Unaudited)             8,000,000    $     8,000
                        ==========    ===========

               The accompanying notes are an integral part of these consolidated financial statements

                                                            NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                                                Consolidated Statement of Stockholders' Equity (Continued)

                                  Additional              Stock      Expenses                  Other                      Total
                 Common Stock      Paid-in    Treasury Subscription Prepaid with  Deferred  Comprehensive  Accumulated Stockholders
               Shares    Amount    Capital     Stock    Receivable  Common Stock Consulting Income (Loss)    Deficit      Equity
            ----------- -------- ----------- ---------- ----------- ------------ ----------  -----------  ------------- -----------
Balance,
Forward      3,947,966  $ 3,948  $11,981,447  $(100,618) $ (22,821)  $        -  $ (43,988)   $  (4,610)  $(10,224,467)  $1,596,891

Intrinsic
value of
stock options
issued to
employees
(Unaudited)         -        -        55,949          -          -            -           -            -             -       55,949

Shareholder
proceeds
from Option
stock
sales applied
to A/P
(Unaudited)         -        -        19,306          -           -           -           -            -             -       19,306

Amortization of
deferred
consulting
expensed
(Unaudited)         -        -            -           -           -           -      43,988            -             -       43,988

Adjustment
for
marketable
securities
(Unaudited)         -        -            -           -           -           -           -          214             -          214

Net loss for
the nine
months
ended
September
30, 2004
(Unaudited)         -        -            -           -           -           -           -            -    (1,450,812)  (1,450,812)
             ---------  -------   ---------   ----------   ---------  ----------  -----------  ----------  -------------  ---------
Balance,
September
30, 2004
(Unaudited)  3,947,966  $  3,948  $12,056,702 $ (100,618) $(22,821)  $       -   $        -    $  (4,396)  $ (11,675,279) $  265,536
             =========  ========  ==========  ==========   =========  ==========  ==========   ==========  =============  ==========

                        The accompanying notes are an integral part of these consolidated financial statements

                                                     NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                                                     Consolidated Statements of Cash Flows
                                                                     (Unaudited)

                                                                                      For the Nine Months Ended
                                                                                 -----------------------------------
                                                                                 September 30,          September 30
                                                                                     2004                   2003
                                                                                 -------------          ------------
  Cash Flows From Operating Activities
       Net Income (Loss)                                                        $  (1,450,812)         $   (118,996)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
       Loss from discontinued operations                                                    -                83,611
       Loss from sale of investments                                                        -                 6,840
       Loss from sale of property and equipment                                             -                 5,449
       Gain from sale of subsidiaries                                                       -              (279,268)
       Permanent Impairment of marketable securities                                  194,827                 5,022
       Change in minority interest                                                     (3,025)             (210,057)
       Depreciation and amortization                                                   99,574               102,213
       Intrinsic and fair value of options issued                                     396,985                      -
       Issued common stock for services                                               752,207               247,150
       Issued preferred stock for services                                              8,000                     -
       Amortization of expense prepaid with common stock                               13,333                     -
       Revaluation and expense of variable deferred consulting                         45,600                     -
Changes in operating assets and liabilities:
       Increase in restricted cash                                                     (79,674)            (194,473)
       Accounts receivable                                                             (87,502)              (8,145)
       Related party transactions                                                      (27,030)             (38,118)
       Prepaid expenses                                                                 (2,926)              16,523
       Other assets                                                                     10,179                7,846
       Accounts payable                                                                 71,814               95,719
       Accrued liabilities                                                              30,521               (1,854)
       Deferred revenue                                                                  6,184              (50,398)
       Refundable deposit                                                                 (150)              12,083
       Deferred gain on sale of subsidiary                                             (21,770)                   -
       Current portion of WVDEP liability                                              (20,000)                   -
                                                                                 _____________            __________

Net Cash Used by Operating Activities                                                  (63,665)           (318,853)
                                                                                 _____________            __________

Cash Flows From Investing Activities

       Cash paid for securities investment                                             (34,757)             (5,890)
       Cash loaned on notes receivable                                                 (20,431)                   -
       Cash received on notes receivable                                                 6,790                    -
       Net cash distributed in sale transaction                                              -             (15,351)
       Proceeds from sale of marketable securities                                           -              11,717
       Proceeds from sale of property, plant and equipment                                   -               6,714
       Cash paid of property, plant and equipment                                     (255,553)            (28,419)
                                                                                _______________           _________

Net Cash Used By Investing Activities                                                 (303,951)            (31,229)
                                                                                _______________           _________


                     The accompanying notes are an integral part of these consolidated financial statements


                                    NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                               Consolidated Statements of Cash Flows (continued)
                                                 (Unaudited)

                                                                                      For the Nine Months Ended
                                                                                -----------------------------------
                                                                                 September 30,        September 30
                                                                                      2004                2003
                                                                                ---------------      -------------
Cash Flows From Long Term Financing Activities

 Principal payments on long-term debt                                           $       (97,351)     $    (682,686)
 Proceeds from long-term debt                                                           104,090            968,675
 Receipt of stock subscriptions receivable                                               21,000                  -
 Issuance of common stock for stock option exercise                                     339,319                  -
                                                                                ---------------      -------------

Net Cash Provided By Financing Activities                                               367,058            285,989
                                                                                ---------------      -------------

Net Increase (Decrease) In Cash                                                           (558)            (64,093)

Cash, Beginning Of Year                                                                  94,073            108,821
                                                                                ---------------      -------------

Cash, End Of Year                                                               $        93,515       $     44,728
                                                                                ===============      =============

Supplemental Disclosure Of Information

Cash paid during the year for interest                                          $       166,115      $     187,097
                                                                                ===============      =============
Cash paid during the year for income taxes                                      $            -       $           -
                                                                                ===============      =============
Supplemental Disclosure of Non-Cash Investing and
Financing Activities:

Preferred stock issued for services                                             $         8,000      $           -
                                                                                ===============      =============
Common stock issued for services                                                $       752,207      $     247,150
                                                                                ===============      =============
Common stock issued for subscription receivable                                 $        22,281      $           -
                                                                                ===============      =============
Common stock issued for variable deferred consulting                            $        43,988      $           -
                                                                                ===============      =============
Common stock issued for building improvements                                   $        98,733      $           -
                                                                                ===============      =============
Common stock issued for loan costs                                              $            -       $      50,000
                                                                                ===============      =============
Office equipment acquired through capital lease                                 $            -       $      19,815
                                                                                ===============      =============


                   The accompanying notes are an integral part of these consolidated financial statements.


                          NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                      Notes to the Consolidated Financial Statements
                                    September 30, 2004

NOTE 1 - BASIS OF CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited consolidated financial statements are those of Nexia Holdings, Inc. and Subsidiaries (the Company) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2004 are not indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - GOING CONCERN

         The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through September 30, 2004 of $11,675,279 and a working capital deficit of $1,272,201 at September 30, 2004 all of which raises substantial doubt about the Company's ability to continue as a going concern. Revenues have not been sufficient to cover the Company's operating costs. Management's plans to enable the Company to continue as a going concern include the following:
        o Increasing revenues from rental properties by implementing new marketing programs. Making certain improvements to certain rental properties in order to make them more marketable.
        o Reducing negative cash flows by selling rental properties that do not at least break even.
        o Refinancing high interest rate loans.
        o Increasing consulting revenues by focusing on procuring clients that pay for services rendered in cash or highly liquid securities.
        o Reducing expenses through consolidating or disposing of certain subsidiary companies. Relying on shares of common stock issued pursuant to registered S-8 to cover labor costs for renovations of properties and the Company's staff.
        o Raising additional capital through private placements of the Company's common stock.

     There can be no assurance that the Company can or will be successful in implementing any of its plans or that they will be successful in enabling the company to continue as a going concern. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                     NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                               September 30, 2004

NOTE 3 - MATERIAL EVENTS

A subsidiary of the Company is nearing completion of improvements to the Wallace Bennett building in downtown Salt Lake City. Through September 30, 2004, there have been improvements totaling $529,000. Additional improvements completed in October total $44,000, and it is estimated an additional $100,000 will be spent to complete the project.

The cost is being underwritten by issuing common stock to the general contractor for part and a bank construction loan for the balance. The bank loan balance as of October 14, 2004, was $733,138 with monthly payments of $6,948. It is estimated the loan balance will increase by another $100,000.

Dark Dynamite, Inc., a related company, occupies part of the second floor of the building on a lease, and the ground floor retail space is all occupied. The Company will move to the Wallace Bennett Building by the end of November.

On July 1, 2004, the Company authorized the issuance of 38,000 shares of its common stock to Francis Zubrowski, pursuant to the exercise of his stock options, the shares were registered under the Company's S-8 Registration Statement.

On July 1, 2004, the Company authorized the issuance of 38,000 shares of its common stock to Tim Hall, pursuant to the exercise of his stock options, the shares were registered under the Company's S-8 Registration Statement.

On July 19, 2004, the Company authorized the issuance of the following shares pursuant to the exercise of options granted to the named individuals: 10,000 shares to Felix Correa, 10,000 shares to Tim Hall, 10,000 shares to Guy Cook, and 20,000 shares to Ernie Burch. The shares were registered under the Company's S-8 Registration Statement.

On July 22, 2004, the Company, as directed and authorized by the board of directors, filed an amendment to its S-8 Registration Statement and 2004 Benefit Plan, increasing the number of shares registered by 1,000,000. The total number of shares now registered pursuant to the S-8 Registration Statement and the 2004 Benefit Plan of the Company is 1,650,000.

On July 27, 2004, the Company authorized the issuance of the following shares pursuant to the exercise of options granted to the named individuals: 50,000 shares to Alex Bustos, 18,000 shares to Elias Roussos, 15,000 shares to Michael Golightly, 10,000 shares to Sandra Jorgensen, 50,000 shares to
Tim Hall, 20,000 shares to Brent Sorensen, and 50,000 shares to Carl Spencer. The shares were registered under the Company's S-8 Registration Statement.

On July 27, 2004, the Company authorized the issuance of 75,000 shares to Tim Hall, 6,750 shares to Donald Decker and 10,500 shares to Carl Spencer of shares registered under the Company=s S-8 Registration Statement.

On August 5, 2004, the Company authorized the issuance of 40,000 shares to Guy Cook, 40,000 shares to Ernie Burch, 40,000 shares to Michael Golightly, 70,000 to Jose R. Prado, 30,000 shares to A. Franklin Adams, 30,000 shares to Alex Bustos and 90,000 shares to Francis Zubrowski. All of these shares were registered under the Company's S-8 Registration Statement.

On August 30, 2004, the Company authorized the issuance of 100,000 shares to Hamlin K. Elrod and 100,000 shares to Edward T. Wells. All of these shares were registered under the Company's Amended S-8 Registration Statement.

On September 7, 2004, the Company authorized the issuance of 101,344 shares to Reggie Ainsworth, 66,560 shares to Jose R. Prado, 101,344 shares to Sandra Jorgensen, 101,344 shares to Ernie Burch, 160,000 shares to Frank Adams, 138,656 shares to Michael Golightly, 116,480 shares to Alex Bustos and 155,296 shares to Guy Cook. All of these shares were registered under the Company's Amended S-8 Registration Statement.

On September 7, 2004, the Company authorized the issuance of 100,000 shares to Reggie Ainsworth pursuant to the exercise of an option good at 75% of the market price. The shares were registered under the Company's Amended S-8 Registration Statement.

On September 7, 2004, the Company authorized the issuance of 43,848 shares to Reggie Ainsworth, the shares were registered under the Company's Amended Registration Statement.

On September 16, 2004, the Company authorized the issuance of 100,000 shares to Reggie Ainsworth, 20,000 shares to Jose R. Prado, 18,500 shares to Elias Roussos, 50,000 shares to Carl Spencer, 20,000 to Sandra Jorgensen, 10,000 shares to Guy Cook, 15,000 shares to Michael Golightly, 50,000 shares to Tim Hall and 20,000 shares to Ernie Burch. All of these shares were registered under the Company's Amended S-8 Registration Statement.

NOTE 4 - RELATED PARTY TRANSACTIONS

On January 29, 2004, the Company accepted 9,100 shares of its own common stock held by Axia Group, Inc. (Axia), a related party, in satisfaction of all amounts due as a result of its consulting agreement. These shares are being held as treasury stock at predecessor basis of zero at September 30, 2004.

On September 21, 2004, the Company's board of directors approved the issuance to the Company's President and Chief Financial Officer, 8,000,000 shares of the Company's Series B Preferred Stock as an incentive to retaining the officer as an employee of the Company.

During the period ended September 30, 2004, the Company lent Axia a total of $33,140 in the form of cash and payment of expenses. A total of $39,982 is due from Axia at September 30, 2004.

                          NEXIA HOLDINGS, INC. AND SUBSIDIARIES
                      Notes to the Consolidated Financial Statements
                                    September 30, 2004

NOTE 5 - OUTSTANDING STOCK OPTIONS

         A summary of the status of the Company's stock option plans as of September 30, 2004 and December 31, 2003 and changes during those periods is presented below:

                                             September 30, 2004                      December 31, 2003
                                          -------------------------------       ------------------------------
                                                                Weighted                            Weighted
                                                                Average                             Average
                                                                Exercise                            Exercise
                                            Shares              Price               Shares           Price
                                           --------           ----------        ------------      ------------
Outstanding, beginning of period                   -         $         -                   -      $          -
Granted                                    2,897,524               0.003               5,600              0.01
Exercised/Cancelled                                -                   -                   -                 -
Exercised                                 (2,075,024)              0.003              (5,600)             0.01
                                          ----------           ----------       ------------      ------------
Outstanding end of period                    822,500         $     0.002                   -      $          -
                                          ==========          ==========        ============      ============

Exercisable                                        -         $         -                   -      $          -
                                          ==========          ==========        ============      ============

         The Company estimated the fair value of each stock option issued during the period at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

                                                            For the Period Ended
                                                             September 30, 2004
                                                            --------------------
Risk free interest rate                                         0.89% -- 1.63%
Expected life                                                0.08 - 0.33  years
Expected volatility                                           446.82 - 616.97%
Dividend yield                                                      0.00%

NOTE 6 - PREFERRED STOCK

On September 21, 2004, the Company authorized the issuance of 8,000,000 shares of its Series B Preferred Stock to Richard Surber. Such shares were issued to retain Mr. Surber as a personal guarantor of certain mortgages for the Company.

On October 15, 2004, the Company's board of directors executed a Certificate of Designation creating out of the 50,000,000 shares of Preferred Stock available for issue a series to be designated as Series C Convertible Preferred Stock consisting of 5,000,000 shares with a par value of $0.001 and carrying a stated conversion value of $5.00 per share.

A stock purchase agreement was signed on November 8, 2004, by the Company with Joseph Corso, Jr. The Company issued 100,000 shares of the Series C Convertible Preferred Stock in exchange for $50,000 cash.

NOTE 7 - COMMON STOCK

On November 1, 2004, the Company conducted a 1 for 1000 reverse stock split of all of its issued and outstanding common shares. All references to common issued and outstanding stock or stock options, granted prior to November 1, 2004, have been retroactively restated to reflect the split.

NOTE 8 - SUBSEQUENT EVENTS

On October 6, 2004, the Company authorized the issuance of 250,000 shares to Reggie Ainsworth, 250,000 shares to Hamlin Elrod, 250,000 shares to Elias Roussos, 250,000 shares to Carl Spencer, 250,000 shares to Sandra Jorgensen, 250,000 shares to Guy Cook, 250,000 shares to Michael Golightly, 250,000 shares to Tim Hall, 250,000 to Grant Anea, 250,000 shares to Brent Sorensen, 250,000 shares to Felix Correa, 250,000 shares to Donald Decker, 250,000 shares to Frank Adams, 250,000 shares to Edward Wells and 250,000 shares to Alex Bustos. All of these shares were registered under the Company's Amended S-8 Registration Statement.

On October 15, 2004, the Company's board of directors executed a Certificate of Designation creating out of the 50,000,000 shares of Preferred Stock available for issue a series to be designated as Series C Convertible Preferred Stock consisting of 5,000,000 shares with a par value of $0.001 and carrying a stated conversion value of $5.00 per share.
                                       F-19

A stock purchase agreement was signed on November 8, 2004, by the Company with Joseph Corso, Jr. The Company issued 100,000 shares of the Series C Convertible Preferred Stock in exchange for $50,000 cash.

On October 20, 2004, the Company authorized the issuance of 197,366 shares to Reggie Ainsworth registered under the Company's amended S-8 Registration Statement.

On November 1, 2004, the Company issued to Joseph Corso, Jr., a Series A Subordinated Convertible Redeemable Debenture due November 1, 2007, in the face amount of $200,000, bearing interest at the rate of 24% per annum, in exchange for $200,000 cash.

On November 4, 2004, the Company Board of Directors issued a resolution approving the stock purchase agreement for Series C Preferred Stock and the Series A Subordinated Convertible Redeemable Debenture due November 1, 2007, with Joseph Corso, Jr.

On November 9, 2004, the Company received from Community First Bank debt modification agreements which eliminated the on demand call provisions to two loans with balances at September 30, 2004, of $1,015,256. The total balances of these two loans are included in the September 30, 2004 Consolidated Balance Sheets current portion of long term debt as part of the $1,161,957 shown. Refer to the Capital Resources and Liquidity section, Page 5 of this report, for further comments on the matter. The effect of the debt modification agreements will result in a significant reduction in the current portion of long-term debt and total current liabilities at December 31, 2004.

On November 12, 2004, the Company authorized the issuance of 40,000,000 shares of its common stock registered on a Form S-8 Registration Statement as payment for services rendered to 16 individuals. These share were dispersed to the respective holders on November 19, 2004 pursuant to certain advisory and employment contracts.

On November 12, 2004, the Company authorized the issuance of a total of 200,000,000 shares pursuant to 20 Option Agreements which allow for the exercise of the option shares on a cashless basis with a strike price of 75% of the sales at the time of exercise. These option shares were dispersed to the respective holders on November 19, 2004.

On November 12, 2004, the Company issued 20,000,000 shares of its restricted pursuant to Section 4(2) of the Securities Act of 1933 as partial satisfaction to 2 debenture holders owed a total of $60,000 plus interested. Each holder received 10,000,000 shares apiece.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 General

Nexia operates in two primary areas of business through its subsidiaries:
Nexia acquires, leases and sells real estate and provides financial consulting services. The following discussion examines Nexia's financial condition as a result of operations for the nine months ended September 30, 2004, and compares those results with the comparable period from last year.

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

 Nexia recorded rental revenues of $132,947 and $379,958 for the three and nine months ended September 30, 2004 respectively, as compared to $107,426 and $346,650 for the same periods in 2003. Nexia's rental revenues for the comparative three month and nine months periods did not fluctuate significantly. Management's current belief is that rental revenues are stabilizing and with certain improvements being made to various properties rental revenues should improve over the next 12 months.

 Nexia had a loss from real estate operations of $146,345 and $311,297 for the three and nine months ended September 30, 2004, compared to a gain of $61 and a loss of $82,208 for the same periods in 2003. The increase in loss is attributable primarily to the increase in expenses relating to certain improvements made during the three and nine months ended September 30, 2004.

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

 Consulting Operations

 Nexia, through its majority owned subsidiary, Hudson Consulting Group, Inc., ("Hudson") provides a variety of financial consulting services to a wide range of clients. The primary service performed by Hudson involves assisting clients in structuring mergers and acquisitions. This includes locating entities suitable to be merged with or acquired by Nexia's clients, as well as providing general advice related to the structuring of mergers or acquisitions. Hudson also assists clients in restructuring their capital formation and advises with respect to general corporate problem solving.

  Nexia's consulting subsidiary generates revenues through consulting fees payable in the client's equity securities, cash, other assets or some combination of the three. The primary form of compensation received is equity securities of clients. When payment is made in the form of equity, the number of shares to be paid is usually dependent upon the price of the client's common stock (if such price is available) and the extent of consulting services provided. When stock is received as payment it is booked as deferred revenue at its currently quoted market value. After the stock is sold, it is then booked as revenue along with an accompanying gain or loss on the sale.

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

  Revenues from Nexia's financial consulting operations decreased for the period ended September 30, 2004, as compared to the comparable periods in 2003. Nexia recorded $52,700 and $109,133 in revenues for the three months and nine months ended September 30, 2004, respectively, from its financial consulting operations as compared to $145,869 and $256,702 for the same periods in 2003. Nexia experienced a loss from consulting operations of $43,806 and $240,196 for the three and nine months ended September 30, 2004, as compared to losses of $177,247 and $170,784 for the same periods in 2003. The increase in losses from consulting is a result of Nexia's efforts to restructure and redefine the types of services it will provide in the future. Nexia has significantly scaled back its consulting operations and is considering discontinuing such services.

 Company Operations as a Whole

 Revenues

 Gross revenues for the three and nine month periods ended September 30, 2004, were $185,647 and $489,091 respectively as compared to $253,295 and $603,352 for the same periods in 2003. The decrease in nine month revenues of $114,261 is primarily the result of the Company's decrease in the consulting revenue as a result of restructuring efforts.

 Losses

 Nexia recorded operating losses of $390,041 and $1,798,694 for the three and nine month periods ended September 30, 2004, respectively, compared to losses of $265,417 and $370,605 for the comparable periods in the year 2003.

 Nexia recorded net losses of $301,576 and $1,450,812 for the three and nine months ended September 30, 2004, respectively, as compared to net losses of $237,847 and $118,996 for the same periods in 2003. The increase in losses is attributable primarily to the issuance of shares of common stock to pay for services rendered which increased expenses and the decreased consulting revenues.

 The increases in losses are primarily due to the issuance of shares of common stock for payment of services rendered. The shares in most cases are valued at market and usually liquated for substantially less than market. Subsequently, the issuance of shares because of certain accounting pronouncements shows the company financial picture by grossing up expenses, thereby creating higher losses than if the company paid for such services with cash.

 Nexia does not expect to operate at a profit through fiscal 2004. Since Nexia's activities are closely tied to the securities markets and the ability to operate its real estate properties at a profit, future profitability or its revenue growth tends to follow changes in the securities and real estate marketplace. There can be no guarantee that profitability or revenue growth can be realized in the future.

 Expenses

 General and administrative expenses for the three and nine months ended September 30, 2004, were $192,955 and $1,052,374, respectively, compared to $88,231 and $112,591 for the same periods in 2003. The increase in expenses is due primarily to directors' fees of $480,000 and $107,153 in legal and accounting fees. The Company issued 10,000,000 shares of restricted stock to each director as fees during the first quarter of the year which has a current value of approximately $80.

 Depreciation expenses for the nine months ended September 30, 2004 and September 30, 2003, were $99,574 and $102,213, respectively. This change was due primarily to the sale of properties by the Company.

 Capital Resources and Liquidity

 On September 30, 2004, Nexia had current assets of $419,564 and $3,761,422 in total assets. Nexia had a net working capital deficit of $1,272,201 at September 30, 2004. The working capital deficit is due primarily to mortgages, which will, or may, come due in the next twelve months and are thus considered as current liabilities.

 Part of the balance of long-term debt at September 30, 2004, is being carried as a current liability because of clauses which allow the mortgagee to call the notes. However, none of $1,015,256 will become due unless a default occurs. Consequently, the working capital deficit would be $285,394 If this portion of long term debt were removed from the calculation.

The Company signed a real estate purchase contract on November 2, 2004, to purchase a 12 unit apartment building in Salt Lake City. The agreed to purchase price is $620,000, and completion of the transaction is contingent on the Company obtaining financing.

 Net cash used in operating activities was $63,665 for the nine months ended September 30, 2004, compared to net cash used in operating activities of $318,853 for the nine months ended September 30, 2003.

 Cash used in investing activities was $303,951 for the nine months ended September 30, 2004, compared to cash used by investing activities of $31,229 for the same period in 2003.

 Cash provided by financing activities was $367,058 for the nine months ended September 30, 2004, compared to cash provided of $285,989 for the same period in 2003.

 Due to Nexia's debt service on real estate holdings, willingness to acquire properties with negative cash flow shortages and acceptance of non-cash assets for consulting services, Nexia may experience occasional cash flow shortages. To cover these shortages we may need to sell securities from time to time at a loss. In addition, the Company is currently experiencing challenges with regard to cash flows. We are looking at several options to improve this situation, including private or public placement of Nexia common stock.

 Stock and Options To Employees and Contractors

 Throughout the quarter ending September 30, 2004, Nexia's subsidiary, Hudson Consulting Group, Inc., has continued a policy of limited cash payments to its employees and relied primarily on the issuance of Nexia's common stock registered under the Company's S-8 Registration Statement for employee compensation. This has created significant dilution and will continue to dilute existing shareholders until such practices cease to be used as a method of compensating employees.

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

 ITEM 3.  CONTROLS AND PROCEDURES

 Nexia's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for Nexia. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of Nexia's disclosure controls and procedures (as defined in Rule 13a-15) under the Securities Exchange Act of 1934 are effective and adequate.

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

On September 14, 2004. Diversified Holdings I, Inc. v. West America Securities Corporation and Robert Kay, was filed in the Third Judicial District Court of Salt Lake County, civil file NO. 040919392. Suit was filed seeking final payment of the settlement from past litigation. Diversified is owed the sum of $50,000 plus interest for the failure of Mr. Kay and West America to have paid these sums. Upon being informed of the filing of the suit settlement discussion were initiated and efforts are ongoing to obtain payment of the obligation and costs prior to service of process on the defendants. Diversified is a majority owned subsidiary of Nexia Holdings, Inc.

On September 28, 2004. Nexia Holdings, Inc. v. Richard Bailey, individually and Creative Marketing Group, Inc., was filed in the Third Judicial Circuit Court of Salt Lake County, civil file No. 040920424. This civil matter seeks to recover damages arising from the failed acquisition agreement between Nexia and Creative Marketing Group, Inc. including the failure to timely make payments provided for under a guaranty of payment for two debentures issued by Nexia in the total sum of $60,000 principle, plus accrued interest. Additional causes of action and damages have been asserted in the suit, specific amounts of damages have not been specified. Service of process on the named defendants has been accomplished and the answer or response of the named defendants has not yet been received.

On October 6, 2004, Richard D. Surber and Hudson Consulting Group, Inc. v. Richard A. Bailey, Florian R. Ternes, Gateway Distributors Inc. and Worldwide Holdings Delaware Corp., was filed in the Third Judicial District Court of Salt Lake County, civil No. 040921072. Recovery is sought for the nonpayment of services provided to the named corporate defendants and the actions of the named individuals in failing to make payments as promised. Mr. Surber has joined the suit as a shareholder of Worldwide Holdings seeking recovery of damages due to him personally that are in addition to those due to Hudson. Service on the named parties has been placed with a private process server in the area where each defendant is located. None of the defendants have made an appearance.

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 21, 2004, the Company authorized the issuance of 8,000,000 shares of its Series B Preferred Stock to Richard Surber, such shares were issued to retain Mr. Surber as a personal guarantor of certain mortgages for the Company and valued at $8,000.

Effective as of November 1, 2004 the Board of Directors and with the consent of a majority of the voting rights approved and set a 1 for 1,000 reverse stock split of the common stock of the Company. All issued and outstanding shares of common stock on that date have been subjected to a reverse split with every 1,000 outstanding shares being exchanged for 1 post-reverse share. All fractional shares shall be rounded up to the next whole share. The trading symbol of the company has been changed as of the effective date of the stated reverse split and is now "NEXH.OB."

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In a schedule 14C Information Statement filed on October 16, 2004, Nexia's board provided information regarding the decision of the board that it would be in the Company's best interest to conduct a reverse split of its common stock on up to a one for one thousand basis and that the board had received the consent of holders of a majority of the voting rights of the Compan's securities to authorize the board to conduct such a reverse split in the Board's discretion. Final action was taken by the board and effective as of November 1, 2004 a 1 for 1,000 reverse split took effect.

The board believes that the reverse split provides for the combination of the presently issued and outstanding shares of common stock into a smaller number of shares of identical common stock. This process that is known as a reverse split will take up to one thousand shares of the issued and outstanding common stock on November 1, 2004 and convert those shares into one share of the post-reverse stock split common stock.

The board has indicated that fractional shares will not be issued. Instead, Nexia will issue one full share of the post-reverse stock split common stock to any shareholder who would have been entitled to receive fractional shares as a result of the process. Each shareholder will hold the same percentage of the outstanding common stock immediately following the reverse stock split as that shareholder did immediately prior to the stock split, except for minor adjustment as a result of the additional shares that will need to be issued a result of the treatment of fractional shares.

The primary purposes of the reverse stock split as set forth by the board in the Schedule 14C are to accomplish the following:

        a) increase the per share price of the common stock to help maintain the interest of the markets
        b) reduce the number of outstanding shares of common stock to a level more consistent with other public companies with a similar anticipated market capitalization; and c) provide the management of the Company with additional flexibility to issue shares to facilitate future stock acquisitions and financing for the Company.

For the above stated reasons, the board believes that the reverse stock split is in the best interest of the Company and its shareholders. There can be no assurance, however, that the reverse stock split will have the desired benefits

Effects of the reverse stock split.

The reverse stock split has been effected by filing an amendment to the Company's Articles of Incorporation with the Nevada Secretary of State's office and an effective date of November 1, 2004 has been approved by the board of directors of the Company.

Nexia is currently authorized to issue 10,000,000,000 shares of its common stock of which 3,947,865,594 shares were currently issued and outstanding as of September 29, 2004. Shareholders holding votes equal to 4,172,426,643 have consented in writing to the proposal, this constitutes approval of 52.5% of the voting rights entitled to vote in any shareholder action. A reverse split on a 1 for one thousand basis would reduce the number of issued and outstanding shares of common stock to approximately 3,947,866 but will not reduce the number of authorized shares of common stock. The reverse split will not have any effect on the stated par value of the common stock.

The effect of the reverse split upon existing shareholders of the common stock will be that the total number of shares of Nexia=s common stock held by each shareholders will automatically convert into the number of whole shares of common stock equal to the number of shares of common stock owned immediately prior to the reverse stock split divided by up to 1,000, with an adjustment for any fractional shares. (Fractional shares will be rounded up into a whole share).

 ITEM 5.        OTHER INFORMATION

 Each of the following disclosures has been adjusted to reflect the 1,000 for 1 reverse stock split of the outstanding shares of common stock that became effective as of November 1, 2004.

On July 1, 2004, the Company authorized the issuance of 38,000 shares of its common stock to Francis Zubrowski, pursuant to the exercise of his stock options, the shares were registered under the Company's S-8 Registration Statement.

On July 1, 2004, the Company authorized the issuance of 38,000 shares of its common stock to Tim Hall, pursuant to the exercise of his stock options, the shares were registered under the Company's S-8 Registration Statement.

On July 19, 2004, the Company authorized the issuance of the following shares pursuant to the exercise of options granted to the named individuals: 10,000 shares to Felix Correa,10,000 shares to Tim Hall, 10,000 shares to Guy Cook, and 20,000 shares to Ernie Burch. The shares were registered under the Company's S-8 Registration Statement.

On July 22, 2004, the Company, as directed and authorized by the board of directors, filed an amendment to its S-8 Registration Statement and 2004 Benefit Plan, increasing the number of shares registered by 1,000,000. The total number of shares now registered pursuant to the S-8 Registration Statement and the 2004 Benefit Plan of the Company is 1,650,000.

On July 27, 2004, the Company authorized the issuance of the following shares pursuant to the exercise of options granted to the named individuals: 50,000 shares to Alex Bustos, 18,000 shares to Elias Roussos, 15,000 shares to Michael Golightly, 10,000 shares to Sandra Jorgensen, 50,000 shares to Tim Hall, 20,000 shares to Brent Sorensen, and 50,000 shares to Carl Spencer. The shares were registered under the Company's S-8 Registration Statement.

On July 27, 2004, the Company authorized the issuance of 75,000 shares to Tim Hall, 6,750 shares to Donald Decker and 10,500 shares to Carl Spencer of shares registered under the Company's S-8 Registration Statement.

On August 5, 2004, the Company authorized the issuance of 40,000 shares to Guy Cook, 40,000 shares to Ernie Burch, 40,000 shares to Michael Golightly, 70,000 to Jose R. Prado, 30,000 shares to A. Franklin Adams, 30,000 shares to Alex Bustos and 90,000 shares to Francis Zubrowski. All of these shares were registered under the Company's S-8 Registration Statement.

On August 30, 2004, the Company authorized the issuance of 100,000 shares to Hamlin K. Elrod and 100,000 shares to Edward T. Wells. All of these shares were registered under the Company's Amended S-8 Registration Statement.

On September 7, 2004, the Company authorized the issuance of 101,344 shares to Reggie Ainsworth, 66,560 shares to Jose R. Prado, 101,344 shares to Sandra Jorgensen, 101,344 shares to Ernie Burch, 160,000 shares to Frank Adams, 138,656 shares to Michael Golightly, 116,480 shares to Alex Bustos and 155,296 shares to Guy Cook. All of these shares were registered under the Company's Amended S-8 Registration Statement.

On September 7, 2004, the Company authorized the issuance of 100,000 shares to Reggie Ainsworth pursuant to the exercise of an option good at 75% of the market price. The shares were registered under the Company's Amended S-8 Registration Statement.

On September 7, 2004, the Company authorized the issuance of 48,848 shares to Reggie Ainsworth, the shares were registered under the Company's Amended Registration Statement.

On September 16, 2004, the Company authorized the issuance of 100,000 shares to Reggie Ainsworth, 20,000 shares to Jose R. Prado, 18,500 shares to Elias Roussos, 50,000 shares to Carl Spencer, 20,000 to Sandra Jorgensen, 10,000 shares to Guy Cook, 15,000 shares to Michael Golightly, 50,000 shares to Tim Hall and 20,000 shares to Ernie Burch. All of these shares were registered under the Company's Amended S-8 Registration Statement.


Subsequent Events

On October 6, 2004, the Company authorized the issuance of 250,000 shares to Reggie Ainsworth, 250,000 shares to Hamlin Elrod, 250,000 shares to Elias Roussos, 250,000 shares to Carl Spencer, 250,000 shares to Sandra Jorgensen, 250,000 shares to Guy Cook, 250,000 shares to Michael Golightly, 250,000 shares to Tim Hall, 250,000 to Grant Anea, 250,000 shares to Brent Sorensen, 250,000 shares to Felix Correa, 250,000 shares to Donald Decker, 250,000 shares to Frank Adams, 250,000 shares to Edward Wells and 250,000 shares to Alex Bustos. All of these shares were registered under the Company's Amended S-8 Registration Statement.

On October 20, 2004, the Company authorized the issuance of 197,366 shares to Reggie Ainsworth. All of these shares were registered under the Company's Amended S-8 Registration Statement.

On November 12, 2004, the Company authorized the issuance of 40,000,000 shares of its common stock registered on a Form S-8 Registration Statement as payment for services rendered to 16 individuals. These share were dispersed to the respective holders on November 19, 2004 pursuant to certain advisory and employment contracts.

On November 12, 2004, the Company authorized the issuance of a total of 200,000,000 shares pursuant to 20 Option Agreements which allow for the exercise of the option shares on a cashless basis with a strike price of 75% of the sales at the time of exercise. These option shares were dispersed to the respective holders on November 19, 2004.

On November 12, 2004, the Company issued 20,000,000 shares of its restricted pursuant to Section 4(2) of the Securities Act of 1933 as partial satisfaction to 2 debenture holders owed a total of $60,000 plus interested. Each holder received 10,000,000 shares.

ITEM 6.         EXHIBITS

(a) Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 9 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K During the period covered by this report, Nexia filed the following Form 8-K reports:

1. On August 31, 2004, the Company reported that on August 25, 2004 it had filed with the Nevada Secretary of State's office a designation for its Series B Preferred Stock. The shares have a liquidation value of $0.001, same as the shares par value, and voting rights on a five hundred for one basis.

2. On September 28, 2004, the Company filed a report of an Unregistered Sale of Equity Securities. The board approved the issuance to the Company's President, Richard Surber, 8,000,000 shares of its Series B Preferred Stock. The issuance was intended to retain Mr. Surber as a guarantor on certain mortgages that benefit the Company. These shares equal 4,000,000,000 votes of the common stock of the Company.

                                  SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of November, 2004.

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

4(a)            *             Form of certificate evidencing shares of "Common Stock@ in Nexia (incorporated from Exhibit 4(a)
                                to Nexia's Form S-18 as filed with the Securities and Exchange Commission on September 16, 1988).

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

14.1            *             Draft of Code of Ethics for Nexia Holdings, Inc. (incorporated herein by reference from the December
                              31, 2003 10-KSB).

 Certifications

31(i)           16            CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                              SARBANES-OXLEY ACT OF 2002.

32(i)           17            CERTIFICATION PURSUANT TO 18 U.S.C. '1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
                              ACT OF 2002.

Other

Each of the following disclosures has been adjusted to reflect the 1,000 for 1 reverse stock split of the outstanding shares of common stock that became effective as of November 1, 2004.

99(x)           18            August 4, 2004, a Stock Option Agreement between the Company and Tim Hall granting 150,000 options with a floating price set at 75% of the market price at the time of exercise, 50,000 options vested upon the execution of the agreement with 50,000 additional options vesting on the 15th day of each month thereafter, beginning in September of 2004.

99(xi)          20            August 30, 2004, a Stock Option Agreement between the Company and Edward T. Wells granting 200,000 options with a floating option price set at 75% of the market price at the time of exercise, 100,000 options vested upon the execution of the agreement with 25,000,000 additional options vesting on the 30th day of each month thereafter beginning in September of 2004.

99(xii)         22            On August 31, 2004, a Stock Option Agreement between the Company and Hamlin K. Elrod granting 200,000 options with a floating option price set at 75% of the market price at the time of exercise, 100,000 options vested upon the execution of the agreement with 25,000 additional options vesting on the
                              30th day of each month thereafter, beginning in September of 2004.

99(xiii)        24            September 1, 2004, an Employment Agreement between the Company and Reggie Ainsworth.  Ms. Ainsworth is employed to provide paralegal services, maintenance of corporate records and assigned management duties.  Compensation is provided for at the rate of $18.27 with incentive bonus of up to $3.00 per hour available.

99(xiv)         27            September 21, 2004, 2004, a Stock Option Agreement between the Company and Reggie Ainsworth granting 101,344 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xv)          29            September 21, 2004, 2004, a Stock Option Agreement between the Company and Jose R. Prado granting 66,560 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately.

99(xvi)        31            September 21, 2004, 2004, a Stock Option Agreement between the Company and Sandra Jorgensen granting 101,344 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately.

99(xvii)       33            September 21, 2004, 2004, a Stock Option Agreement between the Company and Guy Cook granting
                             155,296 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately.

99(xviii)      35            September 21, 2004, 2004, a Stock Option Agreement between the Company and Michael Golightly granting 138,656 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately.


99(xix)        37            September 21, 2004, 2004, a Stock Option Agreement between the Company and Frank Adams granting
                             160,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately.

99(xx)         39            September 21, 2004, 2004, a Stock Option Agreement between the Company and Ernie Burch granting
                             110,344 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately.

99(xxi)        41            September 21, 2004, 2004, a Stock Option Agreement between the Company and Alex Bustos granting
                             116,480 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately.

Subsequent Events

99(xxii)       43            October 5, 2004, a Stock Option Agreement between the Company and Brent Sorenson granting 250,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately.

99(xxiii)      45            October 5, 2004, a Stock Option Agreement between the Company and Carl Spencer granting 250,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately.

99(xxiv)       47           October 5, 2004, a Stock Option Agreement between the Company and Edward Wells granting 250,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately.

99(xxv)        49           October 5, 2004, a Stock Option Agreement between the Company and Hamlin K. Elrod granting 250,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately.

99(xxvi)       51           October 5, 2004, a Stock Option Agreement between the Company and Donald Decker granting 250,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately.

99(xxvii)      53           October 5, 2004, a Stock Option Agreement between the Company and Felix Correa granting 250,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately.

99(xxviii)      55           October 5, 2004, a Stock Option Agreement between the Company and Grant Anea granting 250,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately.

99(xxix)        57           October 5, 2004, a Stock Option Agreement between the Company and Elias Roussos granting 250,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately.

99(xxx)         59           October 5, 2004, a Stock Option Agreement between the Company and Tim Hall granting 250,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately.

99(xxxi)        61           October 5, 2004, a Stock Option Agreement between the Company and Guy Cook granting 250,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately.

99(xxxii)       63           October 5, 2004, a Stock Option Agreement between the Company and Reggie Ainsworth granting 250,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately.

99(xxxiii)      65           October 5, 2004, a Stock Option Agreement between the Company and Michael Golightly granting 250,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately.

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-15(e)) for the registrant and have:

   (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared; (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant=s most recent fiscal quarter (the registrant=s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant=s internal control over financial reporting; and

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

   Date: November 22, 2004.

    /s/ Richard Surber

Richard Surber the President,
CEO & CFO of Nexia Holdings, Inc.

Exhibit 32(i)

                                     CERTIFICATION

I, Richard Surber, Chief Executive and Financial Officer of Nexia Holdings, Inc. (the ARegistrant@), do hereby certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge:

(1) the Quarterly Report of Form 10-QSB of the Registrant, to which this certification is attached as an exhibit (the AReport@) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C.
78m); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


/s/ Richard Surber
Richard Surber
Chief Executive and Financial Officer
November 22, 2004

Exhibit 99(x)
                               STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 4th day of August 2004 by Nexia Holdings, Inc. (the "Company")to Tim Hall, an individual providing services to the Company ("Optionee") and a Utah resident.
                                      PREMISES

A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of One Hundred Fifty Million (150,000,000), shares of the Company's common stock, par value $0.001, the options will have a floating option price set at 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

B. Optionee hereby agrees that in exchange for the grant of the options set forth herein that he will provide services required under a contract that provides for the renovation of approximately 3,700 square feet of commercial space located on the second floor of the Wallace Building, located on 100 South in Salt Lake City, these renovations will include new plumbing, windows, heating, venting, air conditioning, electrical work, painting, new flooring, roof repair, installation of fire escapes, and other items as shall be specified in the contract.
                                       GRANT

1. Grant of Options. The Company hereby grants Optionee the right and option ("Option") to purchase the above described One Hundred Fifty Million (150,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Employee to the Company, 50,000,000 options shall vest immediately upon the exercise hereof and thereafter 50,000,000 additional options shall vest on the 15th of each subsequent month until all option rights have vested in the Optionee, however Optionee shall not be allowed to exercise any option rights that would result in Optionee holding more than 4.9% of the total issued and outstanding shares of the Company.

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

7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

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

_/s/ Tim Hall                                         /s/ Richard Surber
Tim Hall,  Optionee                                  Richard Surber, President

Exhibit 99(xi)
                                    STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 30th day of August, 2004 by Nexia Holdings, Inc. (the "Company") to Edward T. Wells, an attorney who has agreed to provide legal services to the Company and a Utah resident, ("Optionee").

                                           PREMISES

A. The Company has received valuable services from Optionee in the past, desires to retain his services for the future and desires to compensate and provide an incentive to the Optionee by issuing Optionee an option (the "Option") to purchase a total of Two Hundred Million (200,000,000), shares of the Company's common stock, par value $0.001, the options will have a floating option price set at 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

                                             GRANT

1.      Grant of Options.   The Company hereby grants Optionee the right and
option ("Option") to purchase the above described Two Hundred Million (200,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Optionee to the Company, 100,000,000 options shall vest immediately upon the exercise hereof and thereafter 25,000.000 additional options shall vest on the 30th day of each following month, beginning September 30, 2004, until all option rights have vested in the Optionee, however Optionee shall not be allowed to exercise any option rights that would result in Optionee holding more than 4.9% of the total issued and outstanding shares of the Company.

2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of engagement with the Company, for any reason and by any party.

3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option
Plan: by delivery of a notice of exercise form (of which is attached hereto as Exhibit "A" and incorporated herein by this reference) setting forth that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise, the number of Options, and a signed letter of instruction to the stock broker Optionee will employ in selling the shares.

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

9. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative.This Option is not assignable.

10. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 3 of this Option.

11. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Utah.

        IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                           Nexia Holdings, Inc.


/s/ Edward T. Wells                                  /s/ Richard Surber
Edward T. Wells,  Optionee                      Richard Surber, President

Exhibit 99(xii)
                                    STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 31st day of August 2004 by Nexia Holdings, Inc. (the "Company") to Hamlin K. Elrod, an individual providing services to the Company ("Optionee") and a Utah resident.

                                           PREMISES

A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Two Hundred Million (200,000,000), shares of the Company's common stock, par value $0.001, the options will have a floating option price set at 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").
                                             GRANT

1. Grant of Options. The Company hereby grants Optionee the right and option ("Option") to purchase the above described Two Hundred Million (200,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Optionee to the Company, 100,000,000 of the options shall vest immediately upon the execution hereof and 25,000,000 shall vest on the 30th day of each hereafter beginning on September 30, 2004, until all option rights have vested in the Optionee, however Optionee shall not be allowed to exercise any option rights that would result in Optionee holding more than 4.9% of the total issued and outstanding shares of the Company.

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

OPTIONEE                                           Nexia Holdings, Inc.


/s/ Hamlin K. Elrod                               /s/ Richard Surber
Hamlin K. Elrod,  Optionee                      Richard Surber, President

Exhibit 99(xiii)

                            Employment Agreement

AGREEMENT made this 1st day of September 2004, between Hudson Consulting Group, Inc., a Nevada corporation whose corporate headquarters are located at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101 (herein after referred to as "Company"), and Reggie Ainsworth, an individual whose address is 88888888 (hereinafter referred to as "Employee").

Employee desires to be employed by Company and Company desires to employ Employee in a capacity in which Employee would provide to the Company, paralegal services, filing systems and maintenance for the Company and its clients and, office management duties and such other duties as assigned by management of the Company and its related entities.Now, therefore, it is agreed:

1. Definitions: As used in this Agreement: (a) "Company" means Hudson Consulting Group, Inc., its successors and assigns, and any of its present or future subsidiaries, or organizations controlled by, controlling, or under common control with it. (b) "Confidential Information" means any and all information disclosed or made available to Employee or known by Employee as a direct or indirect consequence of or through his employment by Company and not generally known in the industry in which Company is or may become engaged, or any information related to Company's products, processes, or services, including, but not limited to, information relating to research, development, Plans and Inventions (as defined below), manufacture, purchasing, accounting, engineering, marketing, merchandising, or selling. (c) "Plans and Inventions@ means discoveries, concepts, and ideas, whether patentable or not, relating to any present or prospective activities of Company, including, but not limited to, processes, methods, formulae, techniques, devices, and any improvements to the foregoing. (d) "Company Monthly Base Pay" means Employee's last monthly remuneration, prior to termination of her employment with Company, before federal, state, and local taxes and other withholding, but exclusive of extra compensation, such as that attributable to bonuses, overtime, or employee retirement or pension benefits. (e) "Conflicting Organization" means any person or organization engaged, directly or indirectly, in the research, development, production, marketing or selling of a Conflicting Product. (f) "Conflicting Product" means any product, process, or service of any person or organization, other than Company, in existence or under development, which resembles, competes with or is marketed or offered for sale or lease to the same or similar potential customers as a product, process, or service which is the subject of research, development, production, marketing or selling activities of Company.

2. Duties: The Employee shall be employed by Company and shall faithfully and to the best of her ability perform such duties and render such services as may be directed by Company, including, but not limited to, the following:

        paralegal services, filing systems and maintenance for the Company and its clients and, office management duties and such other duties as assigned by management of the Company and its related entities.

3. Compensation, Term, and Termination:As compensation for her services, Employee shall receive the following compensation:

A base compensation of Thirty Eight Thousand dollars per year ($18.27 per hour) to be paid on a bi-weekly basis, calculated on a total of 26 payments per annum with a incentive bonus of up to Three dollars per hour ($3.00) to be granted at the sole discretion of the President of the Company.

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

This employment agreement shall continue for one (1) year from the effective date of this agreement. The effective date of this agreement shall be September 1, 2004.

At all times, this employment contract, is subject to the right of either party to terminate the employment on two weeks notice. Company shall have the right to terminate such employment at any time in the event of default or nonperf-ormance by Employee of any of the provisions of this Agreement. In the event of notice given by either party, Employee shall continue to work for Company for the full notice period, if so requested by Company. Company reserves the right at any time, with or without cause, to pay to Employee her full salary for any required notice period and to terminate her employment immediately or at any time during such notice period. . If at the time of termination Employee is in receipt of pre-paid compensation that exceeds any obligation of the Company to Employee that sum shall be returned to the Company by the Employee.

3. Benefits, Bonuses and Expenses: (1) Company may provide for Employee benefits as it, in the sole discretion of Company=s Board of Directors, shall deem appropriate. Such benefits shall be provided to Employee in such a manner as shall be determined by the Board of Directors. (2) Company may pay to Employee bonuses as it, in the sole discretion of Company=s Board of Directors, shall deem appropriate. Employee acknowledges that Company makes no assurance that a bonus, if any, will be awarded to Employee for any services performed during any term of this employment contract.

4. Disclosure of Confidential Information: (a) Confidentiality. Except as required in the performance of her duties to Company, Employee shall treat as confidential and shall not, directly or indirectly, use, disseminate, disclose, publish, or otherwise make available any Confidential Information or any portion thereof. (b) Return of confidential information. Upon termination of her employment with Company, all documents, records, notebooks, and similar repositories containing Confidential Information, including copies thereof, then in Employee's possession, whether prepared by her or others, shall be promptly returned to Company. If at any time after the termination of employment Employee determines that she has any Confidential Information in her possession or control, she shall immediately return to Company all such Confidential Information, including all copies and portions thereof. (c) Waiver. Unless expressly set forth in detail in Exhibit A, Employee waives any and all rights to claim that any discoveries, concepts, ideas, structures, processes, methods, formulae, or techniques have been made, acquired, conceived, or reduced to practice prior to her employment by Company and not subject to the terms and conditions of this Agreement. (d) Assistance with litigation. Employee shall upon reasonable notice, furnish such information and proper assistance to the Company as it may reasonably require in connection with any litigation in which it is, or may become, a party after employment has terminated.

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

Employee: Reggie Ainsworth              Company: Hudson Consulting Group, Inc.

  /s/ Reggie Ainsworth                      By:   /s/ Richard Surber
Reggie Ainsworth, Individual                       Richard Surber, President

Exhibit 99(xiv)
                             STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 21st day of September 2004 by Nexia Holdings, Inc. (the "Company") to Reggie Ainsworth, an employee of the Company ("Optionee") and a Utah resident.

                                   PREMISES

A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of One Hundred One Million Three Hundred Forty Four Thousand (101,344,000), shares of the Company's common stock, par value $0.001, the options will have a floating option price set at 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

                                      GRANT

1. Grant of Options. The Company hereby grants Optionee the right and option ("Option") to purchase the above described One Hundred One Million Three Hundred Forty Four Thousand (101,344,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Employee to the Company, the options shall vest immediately upon the exercise hereof.

2. Term of Option. This Option may be exercised, in whole or in part, at any time but before thirty days have elapsed from the date of this Option.
All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

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

OPTIONEE                                           Nexia Holdings, Inc.


/s/ Reggie Ainsworth                              /s/ Richard Surber
Reggie Ainsworth,  Optionee                     Richard Surber, President

Exhibit 99(xv)
                               STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 21st day of September 2004 by Nexia Holdings, Inc. (the "Company") to Jose R. Prado, an employee of the Company ("Optionee") and a Utah resident.

                                      PREMISES

A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Sixty Six Million Five Hundred Sixty Thousand (66,560,000), shares of the Company's common stock, par value $0.001, the options will have a floating option price set at 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

                                        GRANT

1. Grant of Options. The Company hereby grants Optionee the right and option ("Option") to purchase the above described Sixty Six Million Five Hundred Sixty Thousand (66,560,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form
 S-8 registration statement in exchange for services provided by Employee to the Company, the options shall vest immediately upon the exercise hereof.

2. Term of Option. This Option may be exercised, in whole or in part, at any time but before thirty days have elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

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

OPTIONEE                                           Nexia Holdings, Inc.


/s/ Jose R. Prado                                   /s/ Richard Surber
Jose R. Prado,  Optionee                          Richard Surber, President

Exhibit 99(xvi)
                            STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 21st day of September 2004 by Nexia Holdings, Inc. (the "Company") to Sandra Jorgensen, an employee of the Company ("Optionee") and a Utah resident.

                                  PREMISES

A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of One Hundred One Million Three Hundred Forty Four Thousand (101,344,000), shares of the Company's common stock, par value $0.001, the options will have a floating option price set at 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

                                     GRANT

1. Grant of Options. The Company hereby grants Optionee the right and option ("Option") to purchase the above described One Hundred One Million Three Hundred Forty Four Thousand (101,344,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Employee to the Company, the options shall vest immediately upon the exercise hereof.

2. Term of Option. This Option may be exercised, in whole or in part, at any time but before thirty days have elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

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

OPTIONEE                                     Nexia Holdings, Inc.


/s/ Sandra Jorgensen                          /s/ Richard Surber
Sandra Jorgensen,  Optionee                Richard Surber, President

Exhibit 99(xvii)
                               STOCK OPTION AGREEMENT

      This Stock Option Agreement ("Stock Option Agreement") is granted effective this 21st day of September 2004 by Nexia Holdings, Inc. (the "Company") to Guy Cook, an employee of the Company ("Optionee") and a Utah resident.
                                    PREMISES

A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of One Hundred Fifty Five Million Two Hundred Ninety Six Thousand (155,296,000), shares of the Company's common stock, par value $0.001, the options will have a floating option price set at 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended("Form S-8").

                                      GRANT

1. Grant of Options. The Company hereby grants Optionee the right and option ("Option") to purchase the above described One Hundred Fifty Five Million Two Hundred Ninety Six Thousand (155,296,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Employee to the Company, the options shall vest immediately upon the exercise hereof.

2. Term of Option. This Option may be exercised, in whole or in part, at any time but before thirty days have elapsed from the date of this Option.
  All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

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

7.      Limitation on Exercise.  If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.
                                       33

8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

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

OPTIONEE                                  Nexia Holdings, Inc.


/s/ Guy Cook                                /s/ Richard Surber
Guy Cook,  Optionee                      Richard Surber, President

Exhibit 99(xviii)
                            STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 21st day of September 2004 by Nexia Holdings, Inc. (the "Company") to Michael Golightly, an employee of the Company ("Optionee") and a Utah resident.

                                   PREMISES

A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of One Hundred Thirty Eight Million
 Six Hundred Fifty Six Thousand (138,656,000), shares of the Company's common stock, par value $0.001, the options will have a floating option price set at
 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended("Form S-8").

                                      GRANT

1. Grant of Options. The Company hereby grants Optionee the right and option ("Option") to purchase the above described One Hundred Thirty Eight Million Six Hundred Fifty Six Thousand (138,656,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Employee to the Company, the options shall vest immediately upon the exercise hereof.

2. Term of Option. This Option may be exercised, in whole or in part, at any time but before thirty days have elapsed from the date of this Option.
 All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

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

7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

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

OPTIONEE                                    Nexia Holdings, Inc.


/s/ Michael Golightly                      /s/ Richard Surber
Michael Golightly,  Optionee               Richard Surber, President

Exhibit 99(xix)
                              STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 21st day of September 2004 by Nexia Holdings, Inc. (the "Company") to Frank Adams, an employee of the Company ("Optionee") and a Utah resident.

                                    PREMISES

A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of One Hundred Sixty Million (160,000,000), shares of the Company's common stock, par value $0.001, the options will have a floating option price set at 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

                                     GRANT

1. Grant of Options. The Company hereby grants Optionee the right and o ption ("Option") to purchase the above described One Hundred Sixty Million (160,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Employee to the Company, the options shall vest immediately upon the exercise hereof.

2. Term of Option. This Option may be exercised, in whole or in part, at any time but before thirty days have elapsed from the date of this Option.
All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

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

OPTIONEE                                           Nexia Holdings, Inc.


/s/ Frank Adams                                    /s/ Richard Surber
Frank Adams,  Optionee                             Richard Surber, President

Exhibit 99(xx)
                             STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 21st day of September 2004 by Nexia Holdings, Inc. (the "Company") to Ernie Burch, an employee of the Company ("Optionee") and a Utah resident.

                                   PREMISES

A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of One Hundred One Million Three Hundred Forty Four Thousand (101,344,000), shares of the Company's common stock, par value $0.001, the options will have a floating option price set at 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended("Form S-8").

                                     GRANT

1. Grant of Options. The Company hereby grants Optionee the right and option ("Option") to purchase the above described One Hundred One Million Three Hundred Forty Four Thousand (101,344,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Employee to the Company, the options shall vest immediately upon the exercise hereof.

2. Term of Option. This Option may be exercised, in whole or in part, at any time but before thirty days have elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

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

OPTIONEE                                         Nexia Holdings, Inc.


/s/ Ernie Burch                                 /s/ Richard Surber
Ernie Burch,  Optionee                         Richard Surber, President

Exhibit 99(xxi)
                            STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 21st day of September 2004 by Nexia Holdings, Inc. (the "Company") to Alex Bustos, an employee of the Company ("Optionee") and a Utah resident.

                                  PREMISES

A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of One Hundred Sixteen Million Four
 Hundred Eighty Thousand (116,480,000), shares of the Company's common stock, par value $0.001, the options will have a floating option price set at 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

                                     GRANT

1. Grant of Options. The Company hereby grants Optionee the right and option ("Option") to purchase the above described One Hundred Sixteen Million
 Four Hundred Eighty Thousand (116,480,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Employee to the Company, the options shall vest immediately upon the exercise hereof.

2. Term of Option. This Option may be exercised, in whole or in part, at any time but before thirty days have elapsed from the date of this Option.
All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

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

OPTIONEE                                           Nexia Holdings, Inc.


/s/ Alex Bustos                                   /s/ Richard Surber
Alex Bustos,  Optionee                            Richard Surber, President

Exhibit 99(xxii)
                            STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 5th day of October 2004 by Nexia Holdings, Inc. (the "Company") to Brent Sorensen, an employee of the Company ("Optionee") and Utah resident.

                                  PREMISES

A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Two Hundred Fifty Million (250,000,000), shares of the Company's common stock, par value $0.001, the options will have a floating option price set at 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

                                   GRANT

1. Grant of Options. The Company hereby grants Optionee the right and option ("Option") to purchase the above described Two Hundred Fifty Million (250,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Employee to the Company, the options shall vest immediately upon the exercise hereof.

2. Term of Option. This Option may be exercised, in whole or in part, at any time but before thirty days have elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

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

7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any condition not acceptable to the board of directors.

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

OPTIONEE                                      Nexia Holdings, Inc.


/s/ Brent Sorensen                            /s/ Richard Surber
Brent Sorensen,  Optionee                     Richard Surber, President

Exhibit 99(xxiii)
                           STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 5th day of October 2004 by Nexia Holdings, Inc. (the "Company") to Carl Spencer, an employee of the Company ("Optionee") and a Utah resident.

                                  PREMISES

A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Two Hundred Fifty Million (250,000,000), shares of the Company's common stock, par value $0.001, the options will have a floating option price set at 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

                                    GRANT

1. Grant of Options. The Company hereby grants Optionee the right and option ("Option") to purchase the above described Two Hundred Fifty Million (250,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Employee to the Company, the options shall vest immediately upon the exercise hereof.

2. Term of Option. This Option may be exercised, in whole or in part, at any time but before thirty days have elapsed from the date of this Option.
 All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

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

OPTIONEE                                  Nexia Holdings, Inc.


/s/ Carl Spencer                          /s/ Richard Surber
Carl Spencer,  Optionee                  Richard Surber, President

Exhibit 99(xxiv)
                         STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 5th day of October 2004 by Nexia Holdings, Inc. (the "Company") to Edward T. Wells, an employee of the Company ("Optionee") and Utah resident.

                                 PREMISES

A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Two Hundred Fifty Million (250,000,000), shares of the Company's common stock, par value $0.001, the options will have a floating option price set at 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

                                   GRANT
1. Grant of Options. The Company hereby grants Optionee the right and option ("Option") to purchase the above described Two Hundred Fifty Million (250,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Employee to the Company, the options shall vest immediately upon the exercise hereof.

2. Term of Option. This Option may be exercised, in whole or in part, at any time but before thirty days have elapsed from the date of this Option.
  All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

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

6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

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

OPTIONEE                                       Nexia Holdings, Inc.


/s/ Edward T. Wells                             /s/ Richard Surber
Edward T. Wells,  Optionee                     Richard Surber, President

Exhibit 99(xxv)

                            STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 5th day of October 2004 by Nexia Holdings, Inc. (the "Company") to Hamlin K. Elrod, an employee of the Company ("Optionee") and an Arizona resident.

                                  PREMISES

A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Two Hundred Fifty Million (250,000,000), shares of the Company's common stock, par value $0.001, the options will have a floating option price set at 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

                                    GRANT

1. Grant of Options. The Company hereby grants Optionee the right and option ("Option") to purchase the above described Two Hundred Fifty Million (250,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Employee to the Company, the options shall vest immediately upon the exercise hereof.

2. Term of Option. This Option may be exercised, in whole or in part, at any time but before thirty days have elapsed from the date of this Option.
  All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

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

OPTIONEE                                       Nexia Holdings, Inc.


/s/ Hamlin K. Elrod                            /s/ Richard Surber
Hamlin K. Elrod,  Optionee                    Richard Surber, President

Exhibit 99(xxvi)
                              STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 5th day of October 2004 by Nexia Holdings, Inc. (the "Company") to Donald Decker, an employee of the Company ("Optionee") and a Utah resident.

                                    PREMISES

A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Two Hundred Fifty Million (250,000,000), shares of the Company's common stock, par value $0.001, the options will have a floating option price set at 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

                                      GRANT

1. Grant of Options. The Company hereby grants Optionee the right and option ("Option") to purchase the above described Two Hundred Fifty Million (250,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Employee to the Company, the options shall vest immediately upon the exercise hereof.

2. Term of Option. This Option may be exercised, in whole or in part, at a ny time but before thirty days have elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

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

OPTIONEE                                           Nexia Holdings, Inc.


/s/ Donald Decker                                    /s/ Richard Surber
Donald Decker,  Optionee                          Richard Surber, President

Exhibit 99(xxvii)
                           STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 5th day of October 2004 by Nexia Holdings, Inc. (the "Company") to Felix Correa, an employee of the Company ("Optionee") and a Utah resident.

                                 PREMISES

A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Two Hundred Fifty Million (250,000,000), shares of the Company's common stock, par value $0.001, the options will have a floating option price set at 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

                                   GRANT
1. Grant of Options. The Company hereby grants Optionee the right and option ("Option") to purchase the above described Two Hundred Fifty Million (250,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Employee to the Company, the options shall vest immediately upon the exercise hereof.

2. Term of Option. This Option may be exercised, in whole or in part, at any time but before thirty days have elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

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

6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

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

OPTIONEE                                      Nexia Holdings, Inc.


/s/ Felix Correa                              /s/ Richard Surber
Felix Correa,  Optionee                       Richard Surber, President

Exhibit 99(xxviii)
                            STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 5th day of October 2004 by Nexia Holdings, Inc. (the "Company") to Grant Anea, an employee of the Company ("Optionee") and a Utah resident.

                                  PREMISES

A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Two Hundred Fifty Million (250,000,000), shares of the Company's common stock, par value $0.001, the options will have a floating option price set at 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

                                  GRANT

1. Grant of Options. The Company hereby grants Optionee the right and option ("Option") to purchase the above described Two Hundred Fifty Million (250,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Employee to the Company, the options shall vest immediately upon the exercise hereof.


2. Term of Option. This Option may be exercised, in whole or in part, at any time but before thirty days have elapsed from the date of this Option.
  All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

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

OPTIONEE                                    Nexia Holdings, Inc.


/s/ Grant Anea                              /s/ Richard Surber
Grant Anea,  Optionee                      Richard Surber, President

Exhibit 99(xxix)
                         STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 5th day of October 2004 by Nexia Holdings, Inc. (the "Company") to Elias Roussos, an individual providing services to the Company ("Optionee") and a Utah resident.

                                PREMISES

The Company has received valuable services from Optionee in the past and desiresto compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Two Hundred Fifty Million (250,000,000), shares of the Company's common stock, par value $0.001, the options will have a floating option price set at 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities
 Act of 1933 as amended ("Form S-8").

                                  GRANT

        1. Grant of Options. The Company hereby grants Optionee the right and option ("Option") to purchase the above described Two Hundred Fifty Million (250,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Employee to the Company, the options shall vest immediately upon the exercise hereof.

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

4. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that he is not an Afiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

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

        8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.
                                     57

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

OPTIONEE                                       Nexia Holdings, Inc.


/s/ Elias Roussos                                /s/ Richard Surber
Elias Roussos,  Optionee                       Richard Surber, President

Exhibit 99(xxx)
                           STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 5th day of October 2004 by Nexia Holdings, Inc. (the "Company") to Tim Hall, an employee of the Company ("Optionee") and a Utah resident.

                                  PREMISES

A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Two Hundred Fifty Million (250,000,000), shares of the Company's common stock, par value $0.001, the options will have a floating option price set at 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

                                    GRANT
1. Grant of Options. The Company hereby grants Optionee the right and option ("Option") to purchase the above described Two Hundred Fifty Million (250,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Employee to the Company, the options shall vest immediately upon the exercise hereof.

2. Term of Option. This Option may be exercised, in whole or in part, at any time but before thirty days have elapsed from the date of this Option.
 All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

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

OPTIONEE                                        Nexia Holdings, Inc.


/s/ Tim Hall                                    /s/ Richard Surber
Tim Hall,  Optionee                            Richard Surber, President

Exhibit 99 (xxxi)
                           STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 5th day of October 2004 by Nexia Holdings, Inc. (the "Company") to Guy Cook, an employee of the Company ("Optionee") and a Utah resident.

                                   PREMISES

A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Two Hundred Fifty Million (250,000,000), shares of the Company's common stock, par value $0.001, the options will have a floating option price set at 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

                                     GRANT

1. Grant of Options. The Company hereby grants Optionee the right and option ("Option") to purchase the above described Two Hundred Fifty Million (250,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Employee to the Company, the options shall vest immediately upon the exercise hereof.

2. Term of Option. This Option may be exercised, in whole or in part, at any time but before thirty days have elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

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

OPTIONEE                                           Nexia Holdings, Inc.


/s/ Guy Cook                                       /s/ Richard Surber
Guy Cook,  Optionee                              Richard Surber, President

Exhibit 99(xxxii)
                               STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 5th day of October 2004 by Nexia Holdings, Inc. (the "Company") to Reggie Ainsworth, an employee of the Company ("Optionee") and a Utah resident.

                                   PREMISES

A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Two Hundred Fifty Million (250,000,000), shares of the Company's common stock, par value $0.001, the options will have a floating option price set at 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

                                     GRANT
1. Grant of Options. The Company hereby grants Optionee the right and option ("Option") to purchase the above described Two Hundred Fifty Million (250,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Employee to the Company, the options shall vest immediately upon the exercise hereof.

2. Term of Option. This Option may be exercised, in whole or in part, at any time but before thirty days have elapsed from the date of this Option.
All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

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

OPTIONEE                                        Nexia Holdings, Inc.


/s/ Reggie Ainsworth                            /s/ Richard Surber
Reggie Ainsworth,  Optionee                     Richard Surber, President

    Exhibit 99(xxxiii)
                                STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 5th day of October 2004 by Nexia Holdings, Inc. (the "Company") to Michael Golightly, an employee of the Company ("Optionee") and a Utah resident.
                                    PREMISES

A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Two Hundred Fifty Million (250,000,000), shares of the Company's common stock, par value $0.001, the options will have a floating option price set at 75% of the market price at the time of exercise, the options and shares issued subject to the options shall be issued pursuant to a registration statement on Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

                                       GRANT

1. Grant of Options. The Company hereby grants Optionee the right and option ("Option") to purchase the above described Two Hundred Fifty Million (250,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Employee to the Company, the options shall vest immediately upon the exercise hereof.


2. Term of Option. This Option may be exercised, in whole or in part, at any time but before thirty days have elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

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

5. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option. 3.

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

OPTIONEE                                         Nexia Holdings, Inc.


/s/ Michael Golightly                            /s/ Richard Surber
Michael Golightly,  Optionee                     Richard Surber, President
                                       66