Form 10QSB
period 2005-06-30
NEXIA HOLDINGS INC
filed 2005-09-12
CIK 833209

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from        to       .

Commission file number: 33-22128-D

 NEXIA HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1062062 (I.R.S. Employer Identification No.)

  59 West 100 South, Salt Lake City, Utah 84101
(Address of principal executive office) (Zip Code)

(801) 575-8073
(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes X  No

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of September 7, 2005 was 3,339,945,384.

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

Our consolidated financial statements are attached hereto as pages F-1 through F-13 and are incorporated herein by this reference.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30	December 31
ASSETS	2005	2004
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$680,502	$152,413
Restricted cash	-	80,078
Accounts and notes receivable, trade, net	120,079	108,404
Accounts receivable - related party (Note 3)	70,654	23,808
Notes receivable - net of allowance of $315,000 and
$315,950 respectively	271,622	137,799
Prepaid expenses	21,479	18,783
Marketable securities	180,614	44,549

TOTAL OF CURRENT ASSETS	1,344,950	565,834

PROPERTY AND EQUIPMENT

Property and equipment, net	2,124,079	2,935,052
Land	389,295	489,295

TOTAL NET PROPERTY AND EQUIPMENT	2,513,374	3,424,347

OTHER ASSETS

Loan costs, net	14,092	15,879

TOTAL OTHER ASSETS	14,092	15,879

TOTAL ASSETS	$3,872,416	$4,006,060
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$97,528	$243,441
Accrued liabilities	201,370	209,480
Unearned rent	-	23,094
Deferred revenue	316	356
Refundable deposits	17,892	15,041
Convertible debentures	-	5,000
Current maturities of long-term debt	931,717	120,757

TOTAL CURRENT LIABILITIES	1,248,823	617,169

LONG-TERM LIABILTIES

Convertible debenture	200,000	200,000
Long-term debt	979,681	2,732,161

TOTAL LONG-TERM LIABILITIES	1,179,681	2,932,161

TOTAL LIABILITIES	2,428,504	3,549,330

MINORITY INTEREST	94,285	15,315

STOCKHOLDERS' EQUITY (DEFICIT) (Note 5)
Preferred Series B stock, $0.001 par value, 50,000,000 shares
authorized, 8,000,000 shares issued and outstanding	8,000	8,000

Preferred Series C stock, $0.001 par value, 5,000,000 shares
authorized, 100,000 shares issued and outstanding	100	100

Common stock $0.001 par value, 10,000,000,000 shares authorized,
3,189,945,834 and 1,747,945,834 shares issued (post reverse split)
and outstanding, respectively	3,189,946	1,747,946
Additional paid-in capital	11,273,530	12,396,385
Treasury stock -29,138 and 29,138 shares
at cost, respectively	(100,618)	(100,618)
Stock subscriptions receivable	(1,493)	(375,009)
Other comprehensive Loss	(30,355)	(6,767)
Accumulated deficit	(12,989,483)	(13,228,622)

Total Stockholders’ Equity	1,349,627	441,415

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,872,416	$4,006,060

The accompanying notes are an integral integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

REVENUE
Consulting Revenue	$-	$34,819	$-	$56,433
Rental Revenue	111,186	118,864	207,822	247,011

TOTAL REVENUE	111,186	153,683	207,822	303,444

COSTS OF REVENUE
Costs associated with consulting revenue	-	143,551	-	252,823
Costs associated with rental revenue	75,791	159,700	188,139	296,649
Interest associated with rental revenue	40,049	59,893	99,041	115,314

TOTAL COST OF REVENUE	115,840	363,144	287,180	664,786

GROSS DEFICIT
Gross deficit from consulting operations	-	(108,732)	-	(196,390)
Gross deficit from real estate operations	(4,654)	(100,729)	(79,358)	(164,952)

GROSS DEFICIT	(4,654)	(209,461)	(79,358)	(361,342)

EXPENSES
Impairment of marketable securities	-	2,118	-	187,892
General and administrative expense	179,921	290,674	551,454	859,419

TOTAL EXPENSES	179,921	292,792	551,454	1,047,311

OPERATING LOSS	(184,575)	(502,253)	(630,812)	(1,408,653)

OTHER INCOME (EXPENSE)

Interest expense	(13,112)	(3,193)	(26,038)	(5,894)
Interest income	14,421	-	33,163	-
Income from litigation settlement	181,500	-	181,500	-
Gain on disposal of assets	756,471	-	756,471	-
Gain on settlement of debt	-	-	-	15,000
Gain on sale of subsidiaires	-	100,000	-	239,270
Gain (loss) on marketable securities	2,259	-	1,691	-
Other Income - Debt forgiven	(14,442)	-	-	-
Other Income (expense)	(1,338)	7,695	1,834	10,366

TOTAL OTHER INCOME	925,759	104,502	948,621	258,742

NET INCOME (LOSS) BEFORE
MINORITY INTEREST	741,184	(397,751)	317,809	(1,149,911)

MINORITY INTEREST IN INCOME (LOSS)	(82,931)	80	(78,670)	675

NET INCOME (LOSS)	658,253	(397,671)	239,139	(1,149,236)

Other Comprehensive Loss	(8,361)	-	(23,588)	-

TOTAL COMPREHENSIVE INCOME (LOSS)	$649,892	$(397,671)	$215,551	$(1,149,236)

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Other Comprehensive Income (Loss), (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income (loss) per common share,
basic and diluted

Income (loss) before minority loss	$0.0002	$(0.4907)	$0.0001	$(2.3838)
Minority interest in income (loss)	-	-	-	0.0014

Net income (loss) per weighted average common
share outstanding	$0.0002	$(0.4907)	$0.0001	$(2.3824)

Weighted average shares outstanding - basic & diluted	3,189,945,834	810,626	2,903,382,298	482,395

(Weighted average shares outstanding
have been adjusted retroactively to reflect
a reverse stock split on November 1, 2004)

The accompanying notes are an integral part of these consolidated financial statements.

Nexia Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

					Additional		Stock	Other		Total
	Preferred Stock		Common Stock		Paid-In	Treasury	Subscriptions	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Receivable	Income (Loss)	Deficit	Equity

Balance, Year Ended December 31, 2004	8,100,000	$8,100	1,747,945,834	$1,747,946	$12,396,385	$(100,618)	$(375,009)	$(6,767)	$(13,228,622)	$441,415
Change in Comprehensive Loss (Unaudited)	-	-	-	-	-	-	-	(15,227)	-	(15,227)
Common Stock issued for options exercised to employees (Unaudited)	-	-	675,000,000	675,000	(632,634)	-	(15,000)	-	-	27,366
Common Stock issued for options exercised to contractors (Unaudited)	-	-	175,000,000	175,000	(163,860)	-	-	-	-	11,140
Common Stock issued for services (Unaudited)	-	-	600,000,000	600,000	(453,840)	-	-	-	-	146,160
Fair Value of Options issued to contractors for services (Unaudited)	-	-	-	-	36,360	-	-	-	-	36,360
Intrinsic value of options issued to employees for services (Unaudited)	-	-	-	-	95,134	-	-	-	-	95,134
Proceeds from options stock applied to A/P - Sorensen (Unaudited)	-	-	-	-	430	-	-	-	-	430
Proceeds from options stock applied to A/P - T Hall (Unaudited)	-	-	-	-	7,555	-	-	-	-	7,555
Receipt of cash on subscriptions receivable (Unaudited)	-	-	-	-	-	-	373,516	-	-	373,516
Return of common stock issued to J. Fry, Jr. on 11/12/2004 (Unaudited)	-	-	(8,000,000)	(8,000)	(12,000)	-	-	-	-	(20,000)
Receipt of cash on subscriptions receivable (Unaudited)	-	-	-	-	-	-	15,000	-	-	15,000
Change in Comprehensive Loss (Unaudited)	-	-	-	-	-	-	-	(8,361)	-	(8,361)
Net consolidated profit for six months ended June 30, 2005 (Unaudited)	-	-	-	-	-	-	-	-	239,139	239,139
Balance for the six months ended June 30, 2005 (Unaudited)	8,100,000	$8,100	3,189,945,834	$3,189,946	$11,273,530	$(100,618)	$(1,493)	$(30,355)	$(12,989,483)	$1,349,627

The accompanying notes are an integral part of these consolidated financial statements.

Nexia Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Continued)

								Expenses
								Prepaid
					Additional		Stock	with	Other	Other		Total
	Preferred Stock		Common Stock		Paid-In	Treasury	Subscriptions	Common	Deferred	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Receivable	Stock	Consulting	Income (Loss)	Deficit	Equity

Balance December 31, 2003	-	$-	348,503	$349	$10,411,636	$(100,618)	$(28,000)	$(13,333)	$-	$(862)	$(10,224,467)	$44,705
Cancellation of common stock for subscription receivable (Unaudited)	-	-	(700)	(1)	(6,999)	-	7,000	-	-	-	-	-
Common stock issued for services (Unaudited)	-	-	168,831	169	648,758	-	-	-	-	-	-	648,927
Issuance of stock for options exercised (Unaudited)	-	-	111,000	111	32,252	-	(32,363)	-	-	-	-	-
Common stock issued for building improvements and services (Unaudited)	-	-	6,000	6	19,194	-	-	-	-	-	-	19,200
Common stock issued for stock option exercise to consultants (Unaudited)	-	-	150,400	150	108,994	-	-	-	-	-	-	109,144
Common stock issued for stock option exercise to employees (Unaudited)	-	-	106,100	106	139,994	-	-	-	-	-	-	140,100
Receipt of subscriptions receivable (Unaudited)	-	-	-	-	-	-	21,000	-	-	-	-	21,000
Amortization of prepaid expenses (Unaudited)	-	-	-	-	-	-	-	13,333	-	-	-	13,333
Intrinsic value of stock options to employees (Unaudited)	-	-	-	-	253,250	-	-	-	-	-	-	253,250
Fair value of options issued for prepaid consulting fees (Unaudited)	-	-	-	-	43,988	-	-	-	(43,988)	-	-	-
Revaluation and amortization of deferred consulting (Unaudited)	-	-	-	-	1,612	-	-	-	5,988	-	-	7,600
Application of option grants to accounts payable (Unaudited)	-	-	-	-	7,466	-	-	-	-	-	-	7,466
Adjustment for marketable securities (Unaudited)	-	-	-	-	-	-	-	-	-	(3,748)	-	(3,748)
Adjustment for revision of options issued value (Unaudited)	-	-	-	-	488,195	-	-	-	-	-	-	488,195
Net loss for the six months ended June 30, 2004 (Unaudited)	-	-	-	-	-	-	-	-	-	-	(1,637,431)	(1,637,431)
Balance, June 30, 2004 (Unaudited)	-	$-	890,134	$890	$12,148,340	$(100,618)	$(32,363)	$-	$(38,000)	$(4,610)	$(11,861,898)	$111,741

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For The Six Months Ended
	June 30,
	2005	2004
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$239,139	$(1,149,236)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Impairment of marketable securities	-	187,892
Change in minority interest	78,970	(675)
Depreciation	67,742	65,398
Intrinsic and fair value of stock options issued	95,134	253,250
Issued common stock for services	106,628	650,127
Amortization of expense prepaid with common stock	-	13,333
Revaluation of variable deferred consulting	-	7,600
Bad debts expense	(950)	-
Changes in operating assets and liabilities:
Increase in restricted cash	-	(64,651)
Accounts receivable	(11,675)	(60,111)
Accounts receivable, related party	(46,846)	-
Prepaid Expenses	(2,696)	(2,926)
Marketable securities	(1,651)	-
Other Assets	1,787	6,786
Accounts payable	(104,323)	(18,777)
Accrued liabilities	(8,110)	8,567
Unearned rent	(23,094)	-
Deferred revenue	(40)	(27,773)
Refundable deposits	2,851	(150)
Convertible debentures	(5,000)	-
Net cash provided by (used) in operating activities	387,866	(131,346)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash loaned on notes receivable	(132,000)	(19,430)
Cash received on notes receivable	-	240
Note receivable from litigation settlement	(20,000)	-
Adjustment between notes receivable and
accounts receivable balances	1,839	-
Correction of duplicate entry, previous period	539	-
Purchase of marketable securities - restricted	(4,002)	-
Restricted stock received in litigation settlement	(154,000)	-
Purchase of property, plant and equipment	(122,141)	(97,840)
Sale of retail shopping plaza	987,659	-

Net cash provided by (used) in investing activities	557,894	(117,030)

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments on long-term debt	(51,740)	(78,590)
Proceeds from long-term debt	65,224	-
Proceeds from issuing stock	-	37,638
Receipt of stock subscriptions receivable	388,516	21,000
Issuance of common stock for stock option exercise	38,506	249,244
Pay off note payable, sale of retail shopping plaza	(938,255)	-
Net cash provided by (used) in financing activities	(497,749)	229,292

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	448,011	(19,084)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	232,491	94,073

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$680,502	$74,989

SUPPLEMENTAL DISCLOSURE OF INFORMATION

CASH PAID FOR:

Interest	$113,180	$112,849

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Common stock issued for services	$106,628	$650,127
Intrinsic and fair value of options issued	$95,134	$253,250
Common stock issued for subscription receivable	$15,000	$32,363
Common stock issued for variable deferred consulting	$-	$43,988
Common stock issued for building improvements	$22,287	$18,000

The accompanying notes are an integral part of these consolidated financial statements

F-19
NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2005

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements are those of Nexia Holdings, Inc. and Subsidiaries (the Company) and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2005 are not indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through June 30, 2005 of $12,989,483 which raises substantial doubt about the Company's ability to continue as a going concern. The Company had a positive working capital balance at June 30, 2005 of $96,127..

Primarily, revenues have not been sufficient to cover the Company's operating costs. Management's plans to enable the Company to continue as a going concern include the following:

•	Increasing revenues from rental properties by implementing new marketing programs.
•	Making certain improvements to certain rental properties in order to make them more marketable.
•	Reducing expenses through consolidating or disposing of certain subsidiary companies.
•	Purchasing revenue producing real estate.
•	Decreasing payroll expenses and options.
•	Raising additional capital through private placements of the Company's common stock.
•	Using stock and option-based compensation to cover payroll and other permissible labor costs.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)
June 30, 2005

There can be no assurance that the Company can or will be successful in implementing any of its plans or that they will be successful in enabling the company to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - ACCOUNTS RECEIVABLE - RELATED PARTY

The Company has a receivable at June 30, 2005 from a related party, Dark Dynamite, Inc., in the amount of $19,535. The receivable arose from consulting services provided by the Company and expenses for Dark Dynamite, Inc. paid by the Company.

The Company has a receivable of $51,119 at June 30, 2005 from a related party, Black Chandelier,  Inc., a subsidiary of Dark Dynamite, Inc. The receivable arose from rental income charges and accounting services provided by the Company.

NOTE 4 - OUTSTANDING STOCK OPTIONS

A summary of the status of the Company’s stock option plans as of June 30, 2005 and June 30, 2004 and changes during those periods is presented below. The numbers of options reflect the effect of the November 1, 2004 reverse stock split:

	Average Exercise		Average Exercise
	Shares	Price	Shares	Price
Outstanding,
beginning of period	822,500	$-	-	$-

Granted	850,000,000	0.00015	1,006,500	0.00027

Exercised	(850,000,000)	0.00015	(584,000)	0.00027

Outstanding end of period	822,500	$0.00015	422,500	$0.00027

Exercisable	669,250	$0.00015	422,500	$0.00027

The Company determined the fair value of the stock options issued during the periods at the grant dates by using the Fair Market Value on the date of option grant less the 75% share of cash received by the Company.

The outstanding end of period price of $0.00015 is an average price per share.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)
June 30, 2005

NOTE 5 - COMMON STOCK

During the six months ended June 30, 2005, the Company issued issued 1,350,000,000 shares of common stock pursuant to the Company’s S-8 Registration Statement.

During the period January 1, 2005 to June 30, 2005, the Company issued 100,000,000 shares of common restricted stock. During the same period, 8,000,000 shares of common restricted stock, issued during the quarter ended December 31, 2004, were returned and cancelled.

NOTE 6 - SUBSEQUENT EVENTS

On August 9, 2005, the Company’s subsidiary, Diversified Holdings, Inc., signed an agreement to acquire control of Salt Lake Development Corporation which holds title to a 15,000 square foot office building located at 268 West 400 South, Salt Lake City; Utah 84101. Control was acquired from Diversified Financial Resources Corporation, a Delaware Corporation. The purchase price is a total of $885,000, consisting of a cash payment in the sum of $20,000, assumption of the existing mortgage in the name of Salt Lake Development Corporation of  $557,000 and the forgiveness of $308,000 in existing debt owed by Diversified Financial Resources Corporation to West Jordan Real Estate Holdings, Inc. and Hudson Consulting Group, Inc. The  subject building served as the Company’s main office for several years and, at the present time, is in need of improvements to its appearance. The property has been listed with a local real estate brokerage for sale or lease, as there are no current tenants occupying the building.

On August 17, 2005, the Company executed an agreement with Dutchess Private Equities Fund, L.P. providing for up to $10,000,000 in equity funding.

On August 25, 2005, The Company entered into an Acquisition Agreement with the shareholders of  Axis Labs, Inc. to acquire 100% of the issued and outstanding shares of Axis Labs in exchange for the issuance of 165,000 shares of Nexia’s Series C Preferred Stock. The parties further agreed to a right  by the parties to rescind the Acquisition Agreement in the event that Axis is unable to raise a minimum of $1,500,000 in capital within 2 years of the date of the agreement.

F-21
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

General

Nexia's current operations consist of the acquisition, leasing and selling of real estate. The following discussion examines Nexia's financial condition as a result of operations for the three and six month periods ended June 30, 2005, and compares those results with the comparable periods in 2004.

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

On April 20, 2005, West Jordan Real Estate Holdings, Inc. a majority owned subsidiary of Nexia Holdings, Inc. ("Company") closed on the sale of real property known as the Glendale Plaza Shopping Center, located at 1199 South Glendale Drive, Salt Lake City, Utah to Paul R. Hatch and Dorothy Hatch, Trustees of the Hatch Family Trust wherein the Company agreed to transfer the property in exchange for a cash purchase price of $1,860,000. All distributions related to the closing were completed prior to the 30th of April, 2005. Nexia is expected to realize a profit of $756,372 as a result of the sale of the property. A loan secured by the real property in the amount of $952,665.92 has been paid off in full as a result of the closing. The secured lender has released the sum of $59,911.58 presently held in an escrow account retained for maintenance projects on the real property.

At the time of the transaction, the property held by West Jordan Real Holdings, Inc. had a depreciated cost basis of approximately $987,758, including purchase price paid and improvements that were made to the property and buildings during the period of ownership by West Jordan and while it was a subsidiary of Nexia. A press release related to the closing was released on April 21, 2005.

Nexia recorded rental revenues of $ 111,186 and $ 207,822 for the three and six months ended June 30, 2005, as compared to $118,864 and $247,001 for the comparable periods in 2004. The decrease of $7,678 or 6.5% in rental revenues was due in part to the sale of the Glendale shopping center.

Nexia had a loss from real estate operations of $ 4,654 and $79,358 for the three and six months ended June 30, 2005, compared to a loss of $100,729 and $164,952 for the comparable periods in 2004. The change in loss in the amount of $ 96,075 or 95% is attributable primarily to the reduced costs of operation of the real estate holdings of the Company as a result of the sale of the Glendale shopping center.

Nexia will continue efforts to improve profitability and cash flow by working to increase occupancy and rental income from those properties currently held and to seek new investment opportunities as they can be located and evaluated. Accordingly, Nexia hopes to not only minimize any real estate cash flow deficit, but also generate sufficient cash to record a substantial profit upon property disposition.

Company Operations as a Whole

Revenues

Gross revenues for the three and six month periods ended June 30, 2005, were $ 111,186 and $ 207,822 as compared to $153,683 and $303,444 for the same periods in 2004. The changes in three and six month revenues of $42,497 and $95,622 respectively are due to decreased rents resulting from the sale of a shopping center and no consulting revenue in 2005.

Operating Losses

Nexia recorded operating losses of $184,575 and $630,812 for the three and six month periods ended June 30, 2005, compared to losses of $502,253 and $1,408,653 for the comparable periods in the year 2004. The decreases in three and six month operating losses of $ 317,678, or 63.3%, and $777,841, or 55.2%, respectively were the result of the reduction of general and administrative costs, reduction of costs from discontinued consulting activities and limited losses resulting from worthless marketable securities in 2005 compared to 2004.

Net Income

Nexia recorded net income of $741,184 and $ 317,809 for the three and six month periods ended June 30, 2005, as compared to net losses of $397,751 and $1,149,911 for the comparable periods in 2004. The change from net losses to gains, reported above, is attributable primarily to the gain recognized on the sale of the Glendale shopping center in the amount of $756,471 and income from settlement of litigation totaling $181,500. The Company also recorded a decrease in expenses as a result of issuing fewer shares of common stock for services rendered by employees and contractors during the first six months of 2005.

Nexia may not operate at a profit through fiscal 2005. Since Nexia's activities are tied to its ability to operate its real estate properties at a profit, future profitability or its revenue growth tends to follow changes in the real estate market place. There can be no guarantee that profitability or revenue growth can be realized in the future.

Expenses

General and administrative expenses for the three and six month periods ended June 30, 2005, were $179,921 and $551,454 compared to $290,674 and $859,419 for the same periods in 2004. The decreases in three and six month expenses of $110,753, or 38.1%, and $307,965, or 35.8%, respectively are due primarily to the continued reductions in staff and operating expenses for the Company during 2005 compared to the comparable period in 2004.

Depreciation and amortization expenses for the three and six months ended June 30, 2005, were $39,312 and $67,742 compared to $32,325 and $65,398 for same periods in 2004. The decrease in the three month expense of $4,523, or 13.7%, was attributable to the sale of a shopping center in the second quarter of 2005. The increase in the six month depreciation of $2,344, or 3.6%, was the result of the building improvements completed by the Company during the year ended 2004 and the first six months of 2005.

Capital Resources and Liquidity

On June 30, 2005, Nexia had current assets of $ 1,344,950 and $ 3,872,416 in total assets compared to current assets of $565,834 and total assets of $4,006,060 as of December 31, 2004. Nexia had net working capital of $ 96,127 at June 30, 2005, as compared to a net working capital deficit of $51,335 at December 31, 2004. The increase in working capital is due primarily to the reduction in outstanding accounts payable and pay off of the Glendale Plaza mortgage, as a result of the property sale, during the first six months of 2005.

Net cash provided by operating activities was $404,885 for the six months ended June 30, 2005, compared to net cash used by operating activities of $131,346 for the six months ended June 30, 2004. The increase of cash provided in the sum of $536,221 resulted primarily from reduced expenses and profit from the Glendale Plaza sale during the six month period ended June 30, 2005.

Cash provided by investing activities was $555,875 for the six months ended June 30, 2005, compared to cash used by investing activities of $117,030 for the comparable six month period in 2004. The increase of $672,905 was primarily the result of the Glendale Plaza sale during the six month period ended June 30, 2005.

Cash used in financing activities was $512,749 for the six months ended June 30, 2005, compared to cash provided of $229,292 for the six months ended June 30, 2004. The decrease of $742,041 was due primarily to the pay off of the mortgage note payable on the Glendale Plaza during the six months ended June 30, 2005.

Due to Nexia's debt service on real estate holdings and willingness to acquire properties with negative cash flow shortages, Nexia may experience occasional cash flow shortages. To cover these shortages we may need to issue its shares of common stock in payment for services rendered. The Company is currently experiencing challenges with regard to cash flows. We are looking at several options to improve this situation, including having signed for an equity line of credit.

Stock and Options To Employees and Contractors

During the quarter ending June 30, 2005, Nexia's subsidiary, Hudson Consulting Group, Inc., has discontinued a policy of limited cash payments to its employees and its reliance on the issuance of common stock registered under the Company's S-8 Registration Statement for employee compensation. During the three month period ended June 30, 2005 no common shares were issued by the Company pursuant to the S-8 Registration Statement. Subsequent to the end of the quarter a total of 150,000,000 shares were issued as compensation to four persons in exchange for services provided to the Company.

Impact of Inflation

Nexia believes that inflation has had a negligible effect on operations over the past three years. Nexia believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Since the filing of Nexia's 10-KSB for the period ended December 31, 2004 no material changes have occurred to the legal proceedings reported therein, except as noted below. For more information please see Nexia's Form 10-KSB for the year ended December 31, 2004, filed May 26, 2005.

Diversified Holdings I, Inc., a Nevada Corporation vs. Ronald M. Hickling, Anthony Turgeon, Allen Barry Witz, Individually and TechnoConcepts, Inc. a California Corporation. This action was filed on December 22, 2004, in the Third Judicial District Court of Salt Lake County, State of Utah, Civil Cause NO. 040927134. Diversified Holdings I, Inc. as the assignee of Axia Group, Inc. has filed the stated civil action seeking recovery of damages resulting from the fraudulent actions of the named defendants in preventing the acquisition of a controlling interest in TechnoConcepts, Inc. as provided for by contract. Each of the named parties has been served with process in the matter and none of them has yet filed a response to the allegations contained in the complaint. The parties have agreed upon terms of settlement through which Diversified Holdings I, Inc. received a cash payment in the sum of $20,000 and 25,000 restricted shares of the common stock of TechnoConcepts, Inc. in exchange for the dismissal of the suit.

Diversified Holdings I, Inc., a Nevada Corporation vs. West America Securities Corporation, a California Corporation and Robert Kay, an individual resident of California. This action was originally filed on September 14, 2004, in the Third District Court of the State of Utah, Salt Lake County, Civil Case No. 040919392 and refiled on June 23, 2005 as Civil Case No. 050911181. By Assignment from Nexia Group, Inc., dated January 23, 2004, Diversified Holdings I, Inc. acquired all rights to an agreement between Axia Group, Inc. and the named defendants providing for a payment to be made to Axia in the sum of $50,000 on or before December 31, 2003. Defendants have failed to make the provided for payment and Diversified Holdings I, Inc. has filed suit to seek payment of the balance due. Discussions related to resolving the matter have resulted in a partial payment to Diversified in the sum of $12,500 and further discussions leading to complete settlement of the action are ongoing.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 5. OTHER INFORMATION

Since the end of the quarter June 30, 2005, the board of directors of the Company has not authorized any additional shares of common stock to be issued pursuant to the S-8 Registration Statement of the Company for the payment of obligations owed to employees and contractors of the Company.

On May 11, 2005, West Jordan Real Estate Holdings, Inc. accepted a promissory note from Diversified Financial Resources Corporation and BTA Mineral Servitude Corporation S.A. de C.V. in the sum of $230,000, the note is due in one year, bears interest at the rate of 8% per annum and provides for monthly payments of $5,000 due on the 11th of each month beginning June 11, 2005. The note is secured by a piece of residential real estate located in Murray, Utah, four condominium units located in Ogden, Utah and a 10% royalty interest in the mining holdings of the two named corporations located in the Sierra Madre Mountains of Mexico. West Jordan, a subsidiary of the Company, provided sufficient cash to satisfy two notes of which Diversified Financial Resources Corporation was the maker and which were held by the Company with a face value of $130,000 and provided $100,000 in additional cash to the makers.

On April 20, 2005, West Jordan Real Estate Holdings, Inc. a majority owned subsidiary of Nexia Holdings, Inc. ("Company") closed on the sale of real property known as the Glendale Plaza Shopping Center, located at 1199 South Glendale Drive, Salt Lake City, Utah to Paul R. Hatch and Dorothy Hatch, Trustees of the Hatch Family Trust wherein the Company agreed to transfer the property in exchange for a cash purchase price of $1,860,000. All distributions related to the closing have been completed.

On May 27, 2005, John E. Fry, Jr., a director of the Company, tendered his resignation from that position for personal reasons. An 8-K report of that event was filed on May 27, 2005.

Subsequent Events

On July 6, 2005, the board of directors approved the issuance of shares of common stock pursuant to the Company’s S-8 Registration Statement, 37,500,000 shares to Guy Cook, 37,500,00 shares to Michael Golightly, 37,500,000 shares to Ernest Burch and 37,500,000 shares to Rocco Liebsch for personal services that each of the name individuals had provided to the Company.

On July 13, 2005, Diversified Holdings I, Inc. a subsidiary of Nexia Holdings, Inc. obtained an assignment of a promissory note from Diversified Financial Resources Corporation in exchange for a cash payment of $30,000. The maker of the promissory note is Creative Marketing Group, Inc. and the note has a face amount of $58,690.80, bearing simple interest at the rate of 2% per month from September 4, 2003. The note was due on September 4, 2004 and is currently past due.

Nexia’s subsidiary, Diversified Holdings I, Inc., on August 9, 2005 signed a contract to acquire a 15,000 square foot office building at 268 West 400 South, Salt Lake City, Utah for a total purchase price of $885,000. The building was acquired by purchasing 99% of the stock in Salt Lake Development Corporation whose sole asset consists of the building. Nexia intends to make cosmetic improvements to the property and will immediately list the property with Internet Properties, Inc. for sale or lease. Nexia has made a cash settlement with Diversified Financial Resources Corporation in the sum of $308,000 and will in effect assume the existing financing of approximately $557,000. Closing of the acquisition will take place upon the receipt of financial information related to the building.

On August 17, 2005, the Company executed an agreement with Dutchess Private Equities Fund, L.P. providing for up to $10,000,000 in equity funding.

On August 25, 2005, the Company entered into an Acquisition Agreement with the shareholders of Axis Labs, Inc. to acquire 100% of the issued and outstanding shares of Axis Labs in exchange for the issuance of 165,00 shares of Nexia’s Series C Preferred Stock. The parties further agreed to a right by the parties to rescind the Acquisition Agreement in the event that Axis is unable to raise a minimum of $1,500,000 in capital within 2 years of the date of the agreements.

On August 25, 2005, Richard Surber, the president of the Company granted an option to the Company to purchase 8,000,000 shares of Series B Preferred Stock in exchange for a $500,000 cash payment and the issuance of common stock equal to 5% of the issued and outstanding shares on the date of exercise. The option may only be exercised subsequent to Axis Labs, LLC raising $1,500,000 and the spin-off or divestiture of Diversified Holdings I, Inc. from Nexia. The term of the option is three years and may only be exercise in whole.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(a)	Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 9 of this Form 10-QSB, and are incorporated herein by this reference.

(b)	Reports on Form 8-K During the period covered by this report, Nexia filed two Form 8-K report.

(1)
On April 25, 2005, the Company filed a Form 8-K, in which the Company reported the sale of the Glendale Shopping Plaza by its subsidiary, West Jordan Real Estate Holdings, Inc., for a cash price of $1,860,000 and paid off a loan in the amount of $952,665.92 that was secured by the property.

(2)	On May 27, 2005, the Company filed a Form 8-K, in which the Company reported the resignation of John E. Fry, Jr. as a director of the Company, citing personal reasons as the basis of his resignation.

Subsequent Events

(3)	On August 17, 2005, the Company filed a Form 8-K reporting the execution of agreements with Dutchess Private Equities Fund, L.P. providing for up to $10,000,000 in equity financing.

(4)
On August 30, 2005, the Company filed a Form 8-k reporting that the Company had acquired a 100% equity interest in Axis Labs, Inc. in exchange for the issuance of 165,000 shares of Nexia’s Series C Preferred Stock, reported on an agreement for recession of that agreement and that the Company president Richard Surber had granted an option to the Company to acquire 8,000,000 shares of the Series B Preferred Stock of the Company held by Mr. Surber..

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this day of September, 2005.

Nexia Holdings, Inc.

Date: September 9, 2005	By:	/s/ Richard Surber
Richard Surber President and Director

INDEX TO EXHIBITS

EXHIBIT	PAGE
NO.	NO.	DESCRIPTION

3(i)	*	Articles of Incorporation of Nexia (incorporated herein by reference from Exhibit No. 3(i) to Nexia's Form S-18 as filed with the Securities and Exchange Commission on September 16, 1988).

3(ii)	*	Bylaws of Nexia, as amended (incorporated herein by reference from Exhibit 3(ii) of Nexia's Form S-18 as filed with the Securities and Exchange Commission on September 16, 1988).

3(iii)	*	Articles of Incorporation of Nexia (incorporated herein by reference from Appendix B of Nexia's Form 14-A as filed with the Securities and Exchange Commission on August 17, 2000 .)

4(a)	*	Form of certificate evidencing shares of "Common Stock" in Nexia (incorporated from Exhibit 4(a) to Nexia's Form S-18 as filed with the Securities and Exchange Commission on September 16, 1988 ).

Material Contracts

10(i)	17
Stock Purchase and Settlement Agreement dated August 9, 2005 with Diversified Financial Resources Corporation to acquire majority control of Salt Lake Development Corporation, which holds title to real estate located at 268 West 400 South, Salt Lake City, Utah.

10(ii)	*
Investment Agreement, dated August 15, 2005 between Nexia Holdings, Inc. and Dutchess Private Equities Fund, LP. (Incorporated herein by reference from the 8-K Report filed with the Securities and Exchange Commission on August 17, 2005.)

10(iii)	*
Registration Rights Agreement dated August 15, 2005 between Nexia Holdings, Inc. and Dutchess Private Equities Fund, LP. (Incorporated herein by reference from the 8-K Report filed with the Securities and Exchange Commission on August 17, 2005.)

10(iv)	*
Acquisition Agreement dated August 25, 2005, between Neixia Holdings, Inc. and Axis Labs, Inc., The Axis Group, LLC, F. Briton McConkie, Peter Kristensen, Kent Johnson and Glen Southard to acquire a 100% equity interest in Axis Labs, Inc. in exchange for the issuance of 165,000 shares of Nexia’s Series C Preferred Stock. (Incorporated by reference from the 8-K filed with the Securities and Exchange Commission on August 30, 2005.)

10(v)	*
August 25, 2005 an agreement for recession of the Acquisition Agreement for Axis Labs, Inc. (Incorporated by reference from the 8-K filed with the Securities and Exchange Commission on August 30, 2005.)

10(vi)	*
An Option Agreement date August 25, 2005 between the Company and its president Richard Surber granting an option to the Company to acquire 8,000,000 shares of the Series B Preferred Stock of the Company held by Mr. Surber. (Incorporated by reference from the 8-K filed with the Securities and Exchange Commission on August 30, 2005.)

Certifications

31(i)	14	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32(i)	16	CERTIFICATION PURSUANT TO 18 U.S.C. '1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

Other

None

	*	Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by Nexia.