Form 10QSB/A
period 2005-06-30
NEXIA HOLDINGS INC
filed 2005-09-22
CIK 833209

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended June 30, 2005

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

(801) 575-8073
(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of September 7, 2005 was 3,339,945,834.

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

Our consolidated financial statements are attached hereto as pages F-1 through F-6 and are incorporated herein by this reference.

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

Nexia recorded rental revenues of $ 111,186 and $ 207,822 for the three and six months ended June 30, 2005, as compared to $118,864 and $247,001 for the comparable periods in 2004. The decrease of $7,678 or 6.5%, and $39,179, or 15.9%, respectively in rental revenues was due primarily to sale of the Glendale shopping center.

Nexia had a loss from real estate operations of $ 4,654 and $79,358 for the three and six months ended June 30, 2005, compared to a loss of $100,729 and $164,952 for the comparable periods in 2004. The change in loss in the amount of $ 96,075, or 95%, and $85,594, or 51.9%, respectively is attributable primarily to the reduced costs of operation of the real estate holdings of the Company as a result of the sale of the Glendale shopping center.

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

Depreciation and amortization expenses for the three and six months ended June 30, 2005, were $39,312 and $67,742 compared to $32,325 and $65,398 for same periods in 2004. The increases in the three month depreciation of $6,987, or 21.6%, and the six month depreciation of $2,344, or 3.6%, were the result of the building improvements completed by the Company during the year ended 2004 and the first six months of 2005.

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

Net cash provided by operating activities was $387,866 for the six months ended June 30, 2005, compared to net cash used by operating activities of $131,346 for the six months ended June 30, 2004. The increase of cash provided in the sum of $519,212 resulted primarily from reduced expenses and profit from the Glendale Plaza sale during the six month period ended June 30, 2005.

Cash provided by investing activities was $557,894 for the six months ended June 30, 2005, compared to cash used by investing activities of $117,030 for the comparable six month period in 2004. The increase of $674,924 was primarily the result of the Glendale Plaza sale during the six month period ended June 30, 2005.

Cash used in financing activities was $497,749 for the six months ended June 30, 2005, compared to cash provided of $229,292 for the six months ended June 30, 2004. The decrease of $727,041 was due primarily to the pay off of the mortgage note payable on the Glendale Plaza during the six months ended June 30, 2005.

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

(4)
On August 30, 2005, the Company filed an 8-K reporting that the Company had signed an agreement to acquire a 100% equity interest in Axis Labs, Inc. in exchange for the issuance of 165,000 shares of Nexia's Series C Preferred Stock, reported on an agreement for recession of that agreement and that the Company president Richard Surber had granted an option to the Company to acquire 8,000,000 shares of the Series B Preferred Stock of the Company held by Mr. Surber.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this day of September, 2005.

Nexia Holdings, Inc.

Date: September 20, 2005	By:	/s/ Richard Surber
Richard Surber President and Director

INDEX TO EXHIBITS

EXHIBIT	PAGE
NO.	NO.	DESCRIPTION

3(i)	*	Articles of Incorporation of Nexia (incorporated herein by reference from Exhibit No. 3(i) to Nexia's Form S-18 as filed with the Securities and Exchange Commission on September 16, 1988).

3(ii)	*	Bylaws of Nexia, as amended (incorporated herein by reference from Exhibit 3(ii) of Nexia's Form S-18 as filed with the Securities and Exchange Commission on September 16, 1988).

3(iii)	*	Articles of Incorporation of Nexia (incorporated herein by reference from Appendix B of Nexia's Form 14-A as filed with the Securities and Exchange Commission on August 17, 2000 .)

4(a)	*	Form of certificate evidencing shares of "Common Stock" in Nexia (incorporated from Exhibit 4(a) to Nexia's Form S-18 as filed with the Securities and Exchange Commission on September 16, 1988 ).

Material Contracts

10(i)	*
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