Form 10QSB
period 2005-09-30
NEXIA HOLDINGS INC
filed 2005-11-21
CIK 833209

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 FORM 10-QSB

 (Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

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

Yes X  No

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of November 10, 2005 was 3,489,945,384.

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

 Our consolidated financial statements are attached hereto as pages F-1 through F-?? and are incorporated herein by this reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
PAGE

Consolidated Balance Sheets	3-4

Consolidated Statements of Operations and Other Comprehensive Income (Loss)	5-6

Consolidated Statements of Cash Flows	8-9

Notes to Consolidated Financial Statements	10-11

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30	December 31
ASSETS	2005	2004
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$343,487	$152,413
Restricted cash	-	80,078
Accounts and notes receivable, trade, net	22,796	108,404
Accounts receivable - related party (Note 3)	-	23,808
Notes receivable - net of allowance of $390,170 and
$315,950 respectively	66,132	137,799
Prepaid expenses	11,883	18,783
Marketable securities	207,362	44,549

TOTAL OF CURRENT ASSETS	651,660	565,834

PROPERTY AND EQUIPMENT

Property and equipment, net	2,525,358	2,935,052
Land	547,855	489,295

TOTAL NET PROPERTY AND EQUIPMENT	3,073,213	3,424,347

OTHER ASSETS

Loan costs, net	13,199	15,879

TOTAL OTHER ASSETS	13,199	15,879

TOTAL ASSETS	$3,738,072	$4,006,060

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets, (Continued)

	September 30	December 31
LIABILITIES AND STOCKHOLDERS' EQUITY	2005	2004
	(Unaudited)

CURRENT LIABILITIES

Accounts payable	$78,844	$243,441
Accrued liabilities	223,860	209,480
Unearned rent	-	23,094
Deferred revenue	508	356
Refundable deposits	17,892	15,041
Convertible debentures	-	5,000
Current maturities of long-term debt	928,901	120,757

TOTAL CURRENT LIABILITIES	1,250,005	617,169

LONG-TERM LIABILTIES

Convertible debenture	200,000	200,000
Long-term debt	1,492,127	2,732,161

TOTAL LONG-TERM LIABILITIES	1,692,127	2,932,161

TOTAL LIABILITIES	2,938,504	3,549,330

MINORITY INTEREST	92,499	15,315

STOCKHOLDERS' EQUITY (DEFICIT) (Note 5)
Preferred Series B stock, $0.001 par value, 50,000,000 shares
authorized, 8,000,000 shares issued and outstanding	8,000	8,000

Preferred Series C stock, $0.001 par value, 5,000,000 shares
authorized, 100,000 shares issued and outstanding	100	100

Common stock $0.001 par value, 10,000,000,000 shares authorized,
3,489,945,834 and 1,747,945,834 shares issued (post reverse split)
and outstanding, respectively	3,489,946	1,747,946
Additional paid-in capital	10,933,287	12,396,385
Treasury stock -29,138 and 29,138 shares
at cost, respectively	(100,618)	(100,618)
Stock subscriptions receivable	(20,993)	(375,009)
Other comprehensive Loss	(23,944)	(6,767)
Accumulated deficit	(13,582,337)	(13,228,622)

Total Stockholders’ Equity	703,441	441,415

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$3,738,072	$4,006,060

The accompanying notes are an integral integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

REVENUE
Consulting Revenue	$-	$52,700	$-	$109,133
Rental Revenue	40,019	132,947	247,841	379,958

TOTAL REVENUE	40,019	185,647	247,841	489,091

COSTS OF REVENUE
Costs associated with consulting revenue	-	96,506	-	349,329
Costs associated with rental revenue	52,404	223,521	240,543	520,170
Interest associated with rental revenue	69,793	55,771	168,834	171,085

TOTAL COST OF REVENUE	122,197	375,798	409,377	1,040,584

GROSS DEFICIT
Gross deficit from consulting operations	-	(43,806)	-	(240,196)
Gross deficit from real estate operations	(82,178)	(146,345)	(161,536)	(311,297)

GROSS DEFICIT	(82,178)	(190,151)	(161,536)	(551,493)

EXPENSES
Impairment of marketable securities	-	6,935	-	194,827
General and administrative expense	131,548	192,955	683,002	1,052,374

TOTAL EXPENSES	131,548	199,890	683,002	1,247,201

OPERATING LOSS	(213,726)	(390,041)	(844,538)	(1,798,694)

OTHER INCOME (EXPENSE)

Interest expense	(13,289)	(2,562)	(39,327)	(8,456)
Interest income	18,529		51,692	-
Income from litigation settlement	30,000	-	211,500	-
Gain on disposal of assets	-		756,471	-
Gain on settlement of debt	-	-	-	15,000
Gain on sale of subsidiaires	-	73,849	-	313,119
Gain (loss) on marketable securities	145		1,836	-
Other Income - Debt forgiven	6,462	-	6,462	-
Other Expense - Forgive Debt	(71,342)		(71,342)
Other Income (expense)	24	14,828	1,858	25,194

TOTAL OTHER INCOME (EXPENSE)	(29,471)	86,115	919,150	344,857

NET INCOME (LOSS) BEFORE
MINORITY INTEREST	(243,197)	(303,926)	74,612	(1,453,837)

MINORITY INTEREST IN INCOME (LOSS)	1,486	2,350	(77,184)	3,025

NET INCOME( LOSS)	(241,711)	(301,576)	(2,572)	(1,450,812)

Other Comprehensive Loss	(356)	-	(23,944)	-

TOTAL COMPREHENSIVE INCOME (LOSS)	$(242,067)	$(301,576)	$(26,516)	$(1,450,812)

The accompanying notes are an integral of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Other Comprehensive Income (Loss), (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

Net income (loss) per common share,
basic and diluted

Income (loss) before minority loss	$(0.0001)	$(0.1533)	$-	$(1.5719)
Minority interest in income (loss)	-	-	-	-

Net income (loss) per weighted average common
shares outstanding	$(0.0001)	$(0.1533)	$-	$(1.5719)

Weighted average shares outstanding - basic & diluted	3,933,316,000	1,966,904	3,053,249,863	922,947

(Weighted average shares outstanding
have been adjusted retroactively to reflect
a reverse stock split on November 1, 2004)

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For The Nine Months Ended
	September 30
	2005	2004
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)	$(2,572)	$(1,450,812)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Impairment of marketable securities	-	194,827
Change in minority interest	77,184	(3,025)
Depreciation	91,786	99,574
Intrinsic and fair value of stock options issued	56,750	396,985
Issued common stock for services	81,519	752,207
Issued preferred stock for services	-	8,000
Amortization of expense prepaid with common stock	-	13,333
Revaluation of variable deferred consulting	-	45,600
Bad debts expense	74,220	-
Changes in operating assets and liabilities:
Increase in restricted cash	-	(79,674)
Accounts receivable	85,608	(87,502)
Accounts receivable, related party	23,808	(27,030)
Prepaid Expenses	6,900	(2,926)
Marketable securities	(1,988)	-
Other Assets	2,680	10,179
Accounts payable	(119,257)	71,814
Accrued liabilities	14,380	30,521
Unearned rent	(23,094)	-
Deferred revenue	152	6,184
Refundable deposits	2,851	(150)
Convertible debentures	(5,000)	-
Deferred gain on sale of subsidiary		(21,770)
Current portion of WVDEP liability		(20,000)
Net cash provided by (used) in operating activities	365,927	(63,665)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash loaned on notes receivable	-	(20,431)
Cash received on notes receivable	-	6,790
Note receivable from litigation settlement	(20,000)	-
Adjustment between notes receivable and
accounts receivable balances	(2,184)	-
Correction of duplicate entry, previous period	539	-
Investment in a limited liability company	(20,000)
Purchase of marketable securities		(34,757)
Purchase of marketable securities - restricted	(4,002)	-
Restricted stock received in litigation settlement	(154,000)	-
Purchase of property, plant and equipment	(154,584)	(255,553)
Sale of retail shopping plaza	987,659	-
Acquisition of another corporation	(902,583)	-
Net cash (used) in investing activities	(269,155)	(303,951)

The accompanying notes are an integtal part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, (Continued)

	For The Nine Months Ended
	September 30
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments on long-term debt	(91,474)	(97,351)
Proceeds from long-term debt	65,224	104,090
Proceeds from issuing stock	-	-
Receipt of stock subscriptions receivable	388,516	21,000
Issuance of common stock for stock option exercise	38,506	339,319
Pay off note payable, sale of retail shopping plaza	(938,255)	-
Acquisition of another corporation	551,707
Net cash provided by financing activities	14,224	367,058

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	110,996	(558)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	232,491	94,073

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$343,487	$93,515

SUPPLEMENTAL DISCLOSURE OF INFORMATION

CASH PAID FOR:

Interest	$176,792	$166,115

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Preferred stock issued for services	$-	$8,000
Common stock issued for services	$81,519	$752,207
Intrinsic and fair value of options issued	$56,750	$341,036
Common stock issued for subscription receivable	$34,500	$22,281
Common stock issued for variable deferred consulting	$-	$43,988
Common stock issued for building improvements	$22,287	$98,733

The accompanying notes are an integral part of these consolidated financial statements

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2005

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements for Nexia Holdings, Inc. and Subsidiaries (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2004 Annual report on Form 10-KSB. Operating results for the nine months ended September 30, 2005 are not indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 - GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The company has incurred cumulative operating losses through September 30, 2005 of $13,582,337 which raises substantial doubt about the Company’s ability to continue as a going concern. This represents an increase in the cumulative operating losses of $592,854 for the quarter ended September 30, 2005. $351,143 of the increase was added with the acquisition of a corporation in August 2005. The Company had a negative working capital balance at September 30, 2005 of $598,345.

Revenue has not been sufficient to cover the company’s operating costs. Management’s plans to enable the company to continue as a going concern include the following:

•	Increase revenue from rental properties by implementing new marketing programs.

•	Make improvements to certain rental properties in order to make them more marketable.

•	Reduce expenses through consolidating or disposing of certain subsidiary companies.

•	Purchase revenue producing real estate.

•	Decrease payroll expenses.

•	Raise additional capital through equity line of credit of the Company’s common stock.

•	Use stock and option-based compensation to cover payroll and other permissible labor costs.

There can be no assurance that the Company can or will be successful in implementing any of its plans or that they will be successful in enabling the company to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - OUTSTANDING STOCK OPTIONS

A summary of the status of the Company’s stock option plans as of September 30, 2005 and 2004 and changes during those periods is presented below. The numbers of options reflect the effect of the November 1, 2004 reverse stock split:

	Average Exercise		Average Exercise
	Shares	Price	Shares	Price
Outstanding,

Beginning of period	822,500	$-	-	$-

Granted	1,000,000	0.00016	2,897,524	0.003

Exercised	(1,000,000)	0.00016	(2,075,024)	0.003

Outstanding, end
of period	822,500	0.00016	822,500	0.003

Exercisable	669,250	0.00016	822,500	0.003

The Company determined the fair value of the stock options issued during the periods at the grant dates by using the Fair Market Value on the date of option grant less the 75% share of cash received by the Company.

The outstanding end of period price of $0.00016 is an average price per share.

NOTE 4 - COMMON STOCK

During the nine months ended September 30, 2005, the Company issued 1,650,000,000 shares of common stock pursuant to the Company’s S-8 Registration Statement.

During the period January 1, 2005 to September 30, 2005, the Company issued 100,000,000 shares of common restricted stock. During the same period, 8,000,000 shares of common restricted stock issued during the quarter ended December 31, 2004 were returned and cancelled.

NOTE 5 - ACQUISITION OF SALT LAKE DEVELOPMENT CORPORATION

A stock purchase and release agreement dated August 8, 2005 was signed under which Nexia’s subsidiary, Diversified Holdings 1, Inc., acquired 99% of the stock in Salt Lake Development Corporation for the payment of $20,000 and settlement of $308,000 of notes payable owed by Diversified Financial Resources Corporation to Nexia and two of its subsidiaries.

The primary asset of Salt Lake Development Corporation is an office building at 268 West 400 South, Salt Lake City, UT encumbered by a mortgage of approximately $557,000. All of the assets, liabilities and equity of Salt Lake Development Corporation are included in the September 30, 2005 financial statements.

NOTE 6 - SUBSEQUENT EVENTS

Nexia subsidiary, Diversified Holdings 1, Inc., invested $100,000 in Landis, LLC, for a 20% interest, on November 2, 2005. Landis is a new, upscale hair salon in Salt Lake City, UT which opened for business on November 10, 2005 at the corner of 900 East and 1300 South. Richard Surber, CEO of Nexia, holds a 60% interest in Landis, LLC, and he has made, or will make, a $300,000 investment for his 60% interest. Consequently, the investment in Landis, LLC may be deemed a related party transaction.

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

 General

Nexia's current operations consist of the acquisition, leasing and selling of real estate. The following discussion examines Nexia's financial condition as a result of operations for the three and nine month periods ended September 30, 2005, and compares those results with the comparable periods in 2004.

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

On April 20, 2005, West Jordan Real Estate Holdings, Inc. a majority owned subsidiary of Nexia Holdings, Inc. ("Company") closed on the sale of real property known as the Glendale Plaza Shopping Center, located at 1199 South Glendale Drive, Salt Lake City, Utah to Paul R. Hatch and Dorothy Hatch, Trustees of the Hatch Family Trust wherein the Company agreed to transfer the property in exchange for a cash purchase price of $1,860,000. All distributions related to the closing were completed prior to the 30th of April, 2005. Nexia realized a profit of $756,471 from the sale of the property. A loan secured by the real property in the amount of $952,665.92 has been paid off in full as a result of the closing. The secured lender has released the sum of $59,911.58 presently held in an escrow account retained for maintenance projects on the real property.

At the time of the transaction, the property held by West Jordan Real Holdings, Inc. had a depreciated cost basis of approximately $987,758, including purchase price paid and improvements that were made to the property and buildings during the period of ownership by West Jordan and while it was a subsidiary of Nexia.

Nexia recorded rental revenues of $40,019 and $247,841 for the three and nine months ended September 30, 2005, as compared to $132,947 and $379,958 for the comparable periods in 2004. The decrease of $92,928, or 69.9%, in rental revenues was due in part to the sale of the Glendale shopping center.

Nexia had a loss from real estate operations of $82,178 and $161,536 for the three and nine months ended September 30, 2005, compared to a loss of $146,345 and $311,297 for the comparable periods in 2004. The decrease in the losses of $64,167, or 43.8%, is attributable primarily to the reduced costs of operation of the real estate holdings of the Company as a result of the sale of the Glendale shopping center.

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

Company Operations as a Whole:

Revenue

Gross revenues for the three and nine month periods ended September 30, 2005, were $40,019 and $247,841 as compared to $185,647 and $489,091 for the same periods in 2004. The changes in three and nine month revenues of $145,628 and $241,250 respectively are due to decreased rents resulting from the sale of a shopping center and no consulting revenue in 2005.

Operating Losses

Nexia recorded operating losses of $213,726 and $844,538 for the three and nine month periods ended September 30, 2005, compared to losses of $390,041 and $1,798,694 for the comparable periods in the year 2004. The decreases in three and nine month operating losses of $176,285, or 45%, and $954,156, or 53%, respectively were the result of the reduction of general and administrative costs, reduction of costs from discontinued consulting activities and a decrease in expenses related to real estate operations.

Net Income

Nexia recorded net losses of $241,711 and $2,572 for the three and nine month periods ended September 30, 2005, as compared to net losses of $301,576 and $1,450,812 for the comparable periods in 2004. The decrease in the net loss of $59,865 over the nine month period in 2005, compared to the same period in 2004, reported above, is attributable primarily to the gain recognized on the sale of the Glendale shopping center in the amount of $756,471 and income from settlement of litigation totaling $181,500. The Company also recorded a decrease in expenses as a result of issuing fewer shares of common stock for services rendered by employees and contractors during the first nine months of 2005.

 Nexia may not operate at a profit through fiscal 2005. Since Nexia's activities are tied to its ability to operate its real estate properties at a profit, future profitability or its revenue growth tends to follow changes in the real estate market place. There can be no guarantee that profitability or revenue growth can be realized in the future.

Expenses

General and administrative expenses for the three and nine month periods ended September 30, 2005, were $131,548 and $683,002 compared to $192,955 and $1,052,374 for the same periods in 2004. The decrease in three month expenses of $61,407, or 32%, was due primarily to adjustment of the recorded value of options issued to employees and vendors in the first three quarters of 2005 less the increased issuing of stock to employees for services. The decrease in expenses over the nine month period of $369,372, or 35%, was due primarily to the overall reductions in 2005 of staff and operating expenses for the Company compared to the comparable period in 2004.

Depreciation and amortization expenses for the nine months ended September 30, 2005, were $91,786 compared to $99,574 for same period in 2004. The decrease in the nine month expense of $7,788, or 7.8%, was attributable to the sale of a shopping center in the second quarter of 2005.

 Capital Resources and Liquidity

On September 30, 2005, Nexia had current assets of $651,660 and $3,738,072 in total assets compared to current assets of $565,834 and total assets of $4,006,060 as of December 31, 2004. Nexia had net working capital deficit of $598,345 at September 30, 2005, as compared to a net working capital deficit of $51,335 at December 31, 2004. The increase in working capital deficit of $547,010 is due primarily to the increase in current maturities of long-term debt in the amount of $808,144, which Nexia intends to reclassify as long-term debt by no later than May 2006 by refinancing the Wallace Bennett property.

Cash provided by operating activities was $365,927 for the nine months ended September 30, 2005, compared to cash used by operating activities of $63,665 for the comparable nine month period in 2004. The increase of $429,592 was attributable to the sale of the Glendale Plaza sale and reductions in operating costs and expenses, including salaries, during the nine month period ended September 30, 2005.

 Net cash used by investing activities was $269,155 for the nine months ended September 30, 2005, compared to net cash used by investing activities of $303,951 for the nine months ended September 30, 2004. The decrease of cash used in the sum of $34,796 resulted from reduced investing activities.

 Cash provided by financing activities was $14,224 for the nine months ended September 30, 2005, compared to cash provided of $367,058 for the nine months ended September 30, 2004. The decrease of $352,834 was due primarily to the pay off of the mortgage note payable on the Glendale Plaza and the reduced reliance on stock options issued as payment to employees during the nine months ended September 30, 2005.

Nexia may experience occasional cash flow shortages due to Nexia’s debt service on real estate holdings and willingness to acquire properties with negative cash flow. To cover these shortages, Nexia may need to issue shares of its common stock in payment for services rendered. The Company is currently experiencing challenges with regard to cash flows. We are looking at several options to improve this situation, including having signed for an equity line of credit.

Stock and Options To Employees and Contractors

Nexia’s subsidiary, Hudson Consulting Group, Inc. reduced cash payments to employees for compensation during the quarter ended September 30, 2005. Nexia increased the issuing of stock in place of the reduced cash payments. During the three month period ended September 30, 2005, the Company issued, pursuant to S-8 Registration Statements, 300,000,000 shares as compensation to four persons in exchange for services provided to the Company.

Impact of Inflation

Nexia believes that inflation has had a negligible effect on operations over the past three years. Nexia believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Off Balance Sheet Arrangements

 We do not have any off-balance sheet financing arrangements.

The following is a summary schedule of stockholders' equity and changes, for the nine months ended September 30, 2005 and 2004. The numbers show the effect of the November 1, 2004 reverse split
	Nine Months Ended
	September 30
	2005	2004
	(Unaudited)	(Unaudited)

BALANCE DECEMBER 31, 2004 AND 2003	$441,415	$44,705
Common stock issued for services	146,160	153,267
Common stock issued to directors for services	-	480,000
Common stock issued to employees for options exercised	27,366	40,690
Common stock issued to contractors for options exercised	11,140	36,000
Intrinsic value of options issued to employees for past services	95,134	124,400
Fair value of options issued to contractors for past services	36,360	-
Proceeds from contractors' share of proceeds from sale of option
shares applied to accounts payable	7,985	-
Receipt of cash on subscriptions receivable	373,516	21,000
Return of common stock from a director who resigned	(20,000)	-
Amortization of expenses prepaid with common stock	-	13,333
Change in comprehensive loss	(15,227)	624
Net consolidated loss for three months ended March 31	(419,114)	(751,565)
BALANCE MARCH 31	684,735	162,454

Common stock issued for services	-	15,660
Common stock issued for building improvements	-	19,200
Common stock issued to employees for options exercised	-	99,410
Common stock issued to contractors for options exercised	-	73,144
Intrinsic value of options issued to employees for past services	-	128,850
Proceeds from contractors' share of proceeds from sale of option
shares applied to accounts payable	-	7,466
Amortization of expenses prepaid with common stock	-	7,600
Receipt of cash on subscriptions receivable	15,000	-
Change in comprehensive loss	(8,361)	(4,372)
Net consolidated income for three months ended June 30	658,253	(397,671)
BALANCE JUNE 30	1,349,627	111,741

Preferred stock issued for services	-	8,000
Common stock issued for services	15,000	187,766
Common stock issued to employees for options exercised	19,500	19,500
Common stock issued to contractors for options exercised	-	40,462
Intrinsic value of options issued to employees for past services	30,000	55,949
Fair value of options issued to contractors for past services	-	87,786

Adjust fair and intrinsic value of options issued	(104,743)
Increase in stock subscriptions receivable	(19,500)	-

Proceeds from contractors' share of proceeds from sale of option
shares applied to accounts payable	-	19,306
Amortization of expenses prepaid with common stock	-	36,388
Change in comprehensive loss	6,411	214
Purchase stock of Salt Lake Development Corporation,
retained deficit prior to purchase	(351,143)	-
Net consolidated loss for three months ended September 30	(241,711,)	(301,576)

BALANCE SEPTEMBER 30	$703,411	$265,536

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

Diversified Holdings I, Inc., a Nevada Corporation vs. West America Securities Corporation, a California Corporation and Robert Kay, an individual resident of California. This action was originally filed on September 14, 2004, in the Third District Court of the State of Utah, Salt Lake County, Civil Case No. 040919392 and refiled on June 23, 2005 as Civil Case No. 050911181. By Assignment from Nexia Group, Inc., dated January 23, 2004, Diversified Holdings I, Inc. acquired all rights to an agreement between Axia Group, Inc. and the named defendants providing for a payment to be made to Axia in the sum of $50,000 on or before December 31, 2003. Defendants have failed to make the provided for payment and Diversified Holdings I, Inc. has filed suit to seek payment of the balance due. Discussions related to resolving the matter have resulted in a partial payment to Diversified in the sum of $22,500 and further discussions leading to complete settlement of the action are ongoing.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Subsequent Events

On November 8, 2005 the Board of Directors had 50,000,000 shares of restricted common stock issued to Barry Burbank as compensation for his time and effort in the benefit of the Company. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 5. OTHER INFORMATION

Since the end of the quarter September 30, 2005, the board of directors of the Company has not authorized any additional shares of common stock to be issued pursuant to the S-8 Registration Statement of the Company for the payment of obligations owed to employees and contractors of the Company.

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

Nexia’s subsidiary, Diversified Holdings I, Inc., on August 8 2005 signed a contract to acquire a 15,000 square foot office building at 268 West 400 South, Salt Lake City, Utah for a total purchase price of $885,000. The building was acquired by purchasing 99% of the stock in Salt Lake Development Corporation whose sole asset consists of the building. Nexia intends to make cosmetic improvements to the property and will immediately list the property with Internet Properties, Inc. for sale or lease. Nexia has made a cash settlement with Diversified Financial Resources Corporation in the sum of $308,000 and will in effect assume the existing financing of approximately $557,000. Closing occurred on September 29, 2005.

On August 17, 2005, the Company executed an Investment Agreement with Dutchess Private Equities Fund, L.P. providing for up to $10,000,000 in equity funding. The Investment Agreement provides that, following notice to Dutchess, the Company may put to Dutchess up to $10 million in shares of the Company’s common stock for a purchase price equal to 95% of the lowest closing best bid price on the Over-the-Counter (“OTC”) Bulletin Board of the Company’s common stock during the five day period following that notice. The number of shares that the Company will be permitted to put pursuant to the Investment Agreement will be either: (a) 200% of the average daily volume of the common stock for the ten trading days prior to the applicable put notice, multiplied by the average of the three daily closing best bid prices immediately preceding the day the Company issues the put, or (b) $100,000; provided that in no event will the put amount be more than $1,000,000 with respect to any single put. There is no guarantee that the Company will receive any funding from the execution of this agreement.

On August 25, 2005, the Company entered into an Acquisition Agreement with the shareholders of Axis Labs, Inc. to acquire 100% of the issued and outstanding shares of Axis Labs in exchange for the issuance of 165,00 shares of Nexia’s Series C Preferred Stock. The parties further agreed to a right by the parties to rescind the Acquisition Agreement in the event that Axis is unable to raise a minimum of $1,500,000 in capital within 2 years of the date of the agreements. Subsequent to the end of the quarter (November 8, 2005) this agreement was terminated, none of the preferred stock has been issued and the Company does not hold any interest in Axia Labs, Inc.

On August 25, 2005, Richard Surber, the president of the Company granted an option to the Company to purchase 8,000,000 shares of Series B Preferred Stock in exchange for a $500,000 cash payment and the issuance of common stock equal to 5% of the issued and outstanding shares on the date of exercise. The option may only be exercised subsequent to Axis Labs, LLC raising $1,500,000 and the spin-off or divestiture of Diversified Holdings I, Inc. from Nexia. The term of the option is three years and may only be exercised in whole. Subsequent to the end of the quarter this option was rescinded by the mutual agreement of the parties.

On November 2, 2005, Nexia’s subsidiary Diversified Holdings I, Inc., invested $100,000 in Landis, LLC in exchange for a 20% interest in the LLC. Landis is to open an upscale hair salon located at 9th East and 1300 South in Salt Lake City, Utah in early November, 2005. Richard Surber, president and director of the Company, is a 60% owner of Landis LLC.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(a)	Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 9 of this Form 10-QSB, and are incorporated herein by this reference.

(b)	Reports on Form 8-K During the period covered by this report, Nexia filed two Form 8-K reports.
(1)	On August 18, 2005, the Company filed a Form 8-K reporting the execution of agreements with Dutchess Private Equities Fund, L.P. providing for up to $10,000,000 in equity financing.
(2)
On August 30, 2005, the Company filed a Form 8-K reporting that the Company had acquired a 100% equity interest in Axis Labs, Inc. in exchange for the issuance of 165,000 shares of Nexia’s Series C Preferred Stock, reported on an agreement for rescession of that agreement and that the Company’s president Richard Surber had granted an option to the Company to acquire 8,000,000 shares of the Series B Preferred Stock of the Company held by Mr. Surber. Both of these agreements have been terminated by the Company subsequent to the end of the quarter.

Reports on Form 8-K after the end of the quarter/period.

(3)
On November 8, 2005, the Company filed a Form 8-K reporting on the issuance of 50,000,000 shares of restricted common stock to Barry Burbank to satisfy all claim for personal services, time and effort that he has provided to the Company. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

Subsequent Events

Subsequent to the end of the quarter the Stock Purchase Agreement with Axis Labs, Inc. and its related parties has been rescinded and is no longer of any force or effect. The Stock Purchase Option granted to the Company by Richard Surber has also been rescinded and the Company no longer holds an option to purchase the preferred shares held by Mr. Surber. All actions taken to facilitate these transactions have been reversed and no shares of either common stock or preferred stock were ever issued pursuant to these agreements.

  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this day of November, 2005.

Nexia Holdings, Inc.

Date: November 21, 2005	By:	/s/ Richard Surber
Richard Surber President and Director

INDEX TO EXHIBITS
EXHIBIT NO.	DESCRIPTION

3(i)	Articles of Incorporation of Nexia (incorporated herein by reference from Exhibit No. 3(i) to Nexia's Form S-18 as filed with the Securities and Exchange Commission on September 16, 1988).

3(ii)	Bylaws of Nexia, as amended (incorporated herein by reference from Exhibit 3(ii) of Nexia's Form S-18 as filed with the Securities and Exchange Commission on September 16, 1988).

3(iii)	Articles of Incorporation of Nexia (incorporated herein by reference from Appendix B of Nexia's Form 14-A as filed with the Securities and Exchange Commission on August 17, 2000.)

4(a)	Form of certificate evidencing shares of "Common Stock" in Nexia (incorporated from Exhibit 4(a) to Nexia's Form S-18 as filed with the Securities and Exchange Commission on September 16, 1988 ).

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

10(iv)
Acquisition Agreement dated August 25, 2005, between Nexia Holdings, Inc. and Axis Labs, Inc., The Axis Group, LLC, F. Briton McConkie, Peter Kristensen, Kent Johnson and Glen Southard to acquire a 100% equity interest in Axis Labs, Inc. in exchange for the issuance of 165,000 shares of Nexia’s Series C Preferred Stock. (Incorporated by reference from the 8-K filed with the Securities and Exchange Commission on August 30, 2005.)

10(v)
August 25, 2005 an agreement for rescession of the Acquisition Agreement for Axis Labs, Inc. (Incorporated by reference from the 8-K filed with the Securities and Exchange Commission on August 30, 2005.)

10(vi)
An Option Agreement dated August 25, 2005 between the Company and its president Richard Surber granting an option to the Company to acquire 8,000,000 shares of the Series B Preferred Stock of the Company held by Mr. Surber. (Incorporated by reference from the 8-K filed with the Securities and Exchange Commission on August 30, 2005.)

Certifications

31.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

Other

None	Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by Nexia.