Form 10QSB/A
period 2005-09-30
NEXIA HOLDINGS INC
filed 2005-12-14
CIK 833209

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

Yes X  No

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of December 13, 2005 was 3,489,945,834.

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

 Our consolidated financial statements are attached hereto as pages 4 through 11 and are incorporated herein by this reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
PAGE

Consolidated Balance Sheets	4-5

Consolidated Statements of Operations and Other Comprehensive Income (Loss)	6-7

Consolidated Statements of Cash Flows	8-9

Notes to Consolidated Financial Statements	10-11

NEXIA HOLDINGS, INC. AND SUBSIDIAR
Consolidated Balance Sheets

	September 30	December 31
	2005	2004
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$343,487	$152,413
Restricted cash	-	80,078
Accounts and notes receivable, trade, net	22,796	108,404
Accounts receivable - related party (Note 3)	-	23,808
Notes receivable - net of allowance of $390,170 and
$315,950 respectively	66,132	137,799
Prepaid expenses	11,883	18,783
Marketable securities	207,362	44,549

TOTAL OF CURRENT ASSETS	651,660	565,834

PROPERTY AND EQUIPMENT

Property and equipment, net	2,733,831	2,935,052
Land	689,295	489,295

TOTAL NET PROPERTY AND EQUIPMENT	3,423,126	3,424,347

OTHER ASSETS

Loan costs, net	13,199	15,879

TOTAL OTHER ASSETS	13,199	15,879

TOTAL ASSETS	$4,087,985	$4,006,060

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets, (Continued)

	September 30	December 31
LIABILITIES AND STOCKHOLDERS' EQUITY	2005	2004
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$78,844	$243,441
Accrued liabilities	223,860	209,480
Unearned rent	-	23,094
Deferred revenue	508	356
Refundable deposits	17,892	15,041
Convertible debentures	-	5,000
Current maturities of long-term debt	928,901	120,757

TOTAL CURRENT LIABILITIES	1,250,005	617,169

LONG-TERM LIABILTIES

Convertible debenture	200,000	200,000
Long-term debt	1,492,127	2,732,161

TOTAL LONG-TERM LIABILITIES	1,692,127	2,932,161

TOTAL LIABILITIES	2,942,132	3,549,330

MINORITY INTEREST	92,499	15,315

STOCKHOLDERS' EQUITY (DEFICIT) (Note 5)
Preferred Series B stock, $0.001 par value, 50,000,000 shares
authorized, 8,000,000 shares issued and outstanding	8,000	8,000

Preferred Series C stock, $0.001 par value, 5,000,000 shares
authorized, 100,000 shares issued and outstanding	100	100

Common stock $0.001 par value, 10,000,000,000 shares authorized,
3,489,945,834 and 1,747,945,834 shares issued (post reverse split)
and outstanding, respectively	3,489,946	1,747,946
Additional paid-in capital	10,933,287	12,396,385
Treasury stock -29,138 and 29,138 shares
at cost, respectively	(100,618)	(100,618)
Stock subscriptions receivable	(20,993)	(375,009)
Other comprehensive Loss	(23,944)	(6,767)
Accumulated deficit	(13,232,424)	(13,228,622)

Total Stockholders’ Equity	1,053,354	441,415

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$4,087,985	$4,006,060

The accompanying notes are an integral integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004

REVENUE
Consulting Revenue	$-	$52,700	$-	$109,133
Rental Revenue	46,880	132,947	254,702	379,958

TOTAL REVENUE	46,880	185,647	254,702	489,091

COSTS OF REVENUE
Costs associated with consulting revenue	-	96,506	-	349,329
Costs associated with rental revenue	47,625	223,521	235,764	520,170
Interest associated with rental revenue	41,889	55,771	140,930	171,085

TOTAL COST OF REVENUE	89,514	375,798	376,694	1,040,584

GROSS DEFICIT
Gross deficit from consulting operations	-	(43,806)	-	(240,196)
Gross deficit from real estate operations	(42,634)	(146,345)	(121,992)	(311,297)

GROSS DEFICIT	(42,634)	(190,151)	(121,992)	(551,493)

EXPENSES
Impairment of marketable securities	-	6,935	-	194,827
General and administrative expense	165,860	192,955	717,314	1,052,374

TOTAL EXPENSES	165,860	199,890	717,314	1,247,201

OPERATING LOSS	(208,494)	(390,041)	(839,306)	(1,798,694)

OTHER INCOME (EXPENSE)

Interest expense	(13,289)	(2,562)	(39,327)	(8,456)
Interest income	18,529		51,692	-
Income from litigation settlement	30,000	-	211,500	-
Gain on disposal of assets	-		756,471	-
Gain on settlement of debt	-	-	-	15,000
Gain on sale of subsidiaires	-	73,849	-	313,119
Gain (loss) on marketable securities	145		1,836	-

Other Expense - Forgive Debt	(71,342)		(71,342)
Other Income (expense)	24	14,828	1,858	25,194

TOTAL OTHER INCOME (EXPENSE)	(35,933)	86,115	912,688	344,857

NET INCOME (LOSS) BEFORE
MINORITY INTEREST	(244,427)	(303,926)	73,382	(1,453,837)

MINORITY INTEREST IN INCOME (LOSS)	1,486	2,350	(77,184)	3,025

NET INCOME( LOSS)	(242,941)	(301,576)	(3,802)	(1,450,812)

Other Comprehensive Loss	(356)	-	(23,944)	-

TOTAL COMPREHENSIVE INCOME (LOSS)	$(243,297)	$(301,576)	$(27,746)	$(1,450,812)

The accompanying notes are an integral of these consolidated financial statements.

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Net income (loss) per common share, basic and diluted

Income (loss) before minority loss	$(0.0001)	$(0.1533)	$-	$(1.5719)
Minority interest in income (loss)	-	-	-	-

Net income (loss) per weighted average common
shares outstanding	$(0.0001)	$(0.1533)	$-	$(1.5719)

Weighted average shares outstanding - basic & diluted	3,933,316,000	1,966,904	3,053,249,863	922,947

(Weighted average shares outstanding have been adjusted retroactively to reflect a reverse stock split on November 1, 2004)

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For The Nine Months Ended
	September 30
	2005	2004
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)	$(3,802)	$(1,450,812)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Impairment of marketable securities	-	194,827
Change in minority interest	77,184	(3,025)
Depreciation	93,145	99,574
Intrinsic and fair value of stock options issued	56,750	396,985
Issued common stock for services	81,519	752,207
Issued preferred stock for services	-	8,000
Amortization of expense prepaid with common stock	-	13,333
Revaluation of variable deferred consulting	-	45,600
Bad debts expense	74,220	-
Changes in operating assets and liabilities:
Increase in restricted cash	-	(79,674)
Accounts receivable	85,608	(87,502)
Accounts receivable, related party	23,808	(27,030)
Prepaid Expenses	6,900	(2,926)
Marketable securities	(1,988)	-
Other Assets	2,680	10,179
Accounts payable	(119,257)	71,814
Accrued liabilities	14,380	30,521
Unearned rent	(23,094)	-
Deferred revenue	152	6,184
Refundable deposits	2,851	(150)
Convertible debentures	(5,000)	-
Deferred gain on sale of subsidiary		(21,770)
Current portion of WVDEP liability		(20,000)
Net cash provided by (used) in operating activities	366,056	(63,665)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash loaned on notes receivable	-	(20,431)
Cash received on notes receivable	-	6,790
Note receivable from litigation settlement	(20,000)	-
Adjustment between notes receivable and
accounts receivable balances	(2,184)	-
Correction of duplicate entry, previous period	539	-
Investment in a limited liability company	(20,000)
Purchase of marketable securities		(34,757)
Purchase of marketable securities - restricted	(4,002)	-
Restricted stock received in litigation settlement	(154,000)	-
Purchase of property, plant and equipment	(154,584)	(255,553)
Sale of retail shopping plaza	987,659	-
Real estate from corp. acquisition	(903,603)	-
Net cash (used) in investing activities	(269,284)	(303,951)

The accompanying notes are an integtal part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, (Continued)

	For The Nine Months Ended September 30
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES	(Unaudited)	(Unaudited)

Principal payments on long-term debt	(91,474)	(97,351)
Proceeds from long-term debt	65,224	104,090
Proceeds from issuing stock	-	-
Receipt of stock subscriptions receivable	388,516	21,000
Issuance of common stock for stock option exercise	38,506	339,319
Pay off note payable, sale of retail shopping plaza	(938,255)	-
Acquisition of another corporation	551,707
Net cash provided by financing activities	14,224	367,058

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	110,996	(558)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	232,491	94,073

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$343,487	93,515

SUPPLEMENTAL DISCLOSURE OF INFORMATION

CASH PAID FOR:

Interest	$176,792	166,115

Income taxes	$-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Preferred stock issued for services	$-	$8,000
Common stock issued for services	$81,519	$752,207
Intrinsic and fair value of options issued	$56,750	$341,036
Common stock issued for subscription receivable	$34,500	$22,281
Common stock issued for variable deferred consulting	$-	$43,988
Common stock issued for building improvements	$22,287	$98,733

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

NOTE 2 - GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The company has incurred cumulative operating losses through September 30, 2005 of $13,232,424 which raises substantial doubt about the Company’s ability to continue as a going concern. This represents an increase in the cumulative operating losses of $242,941 for the quarter ended September 30, 2005. The Company had a negative working capital balance at September 30, 2005 of $598,345.

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

Nexia recorded rental revenues of $46,880 and $254,702 for the three and nine months ended September 30, 2005, as compared to $132,947 and $379,958 for the comparable periods in 2004. The decreases in the three and nine month rental revenue of $86,087, or 64.8%, and $125,256, or 33.0%, respectively was due to the sale of the Glendale shopping center.

Nexia had a loss from real estate operations of $42,634 and $121,992 for the three and nine months ended September 30, 2005, compared to a loss of $146,345 and $311,297 for the comparable periods in 2004. The decreases in the three and nine month losses of $103,711, or 70.9%, and $189,305, or 60.8%, respectively are attributable primarily to the reduced costs of operation of the real estate holdings of the Company as a result of the sale of the Glendale shopping center.

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

Company Operations as a Whole:

Revenue

Gross revenues for the three and nine month periods ended September 30, 2005, were $46,880 and $254,702 as compared to $185,647 and $489,091 for the same periods in 2004. The decreases in the three and nine month revenues of $138,767, or 74.7%, and $234,389, or 47.9%, respectively are due to decreased rents resulting from the sale of a shopping center and no consulting revenue in 2005.

Operating Losses

Nexia recorded operating losses of $208,494 and $839,306 for the three and nine month periods ended September 30, 2005, compared to losses of $390,041 and $1,798,694 for the comparable periods in the year 2004. The decreases in three and nine month operating losses of $181,547, or 46.5%, and $959,388, or 53.3%, respectively were the result of the reduction of general and administrative costs, reduction of costs from discontinued consulting activities and a decrease in expenses related to real estate operations.

Net Income

Nexia recorded net losses of $242,941 and $3,802 for the three and nine month periods ended September 30, 2005, as compared to net losses of $301,576 and $1,450,812 for the comparable periods in 2004. The decreases in the three and nine month net losses of $58,635, or 19.4%, and $1,447,010, or 99.7%, respectively, compared to the same periods in 2004, reported above, are attributable primarily to the gain recognized on the sale of the Glendale shopping center in the amount of $756,471 and income from settlement of litigation totaling $181,500. The Company also recorded a decrease in expenses as a result of issuing fewer shares of common stock for services rendered by employees and contractors during the first nine months of 2005.

Nexia may not operate at a profit through fiscal 2005. Since Nexia's activities are tied to its ability to operate its real estate properties at a profit, future profitability or its revenue growth tends to follow changes in the real estate market place. There can be no guarantee that profitability or revenue growth can be realized in the future.

Expenses

General and administrative expenses for the three and nine month periods ended September 30, 2005, were $165,860 and $717,314 compared to $192,955 and $1,052,374 for the same periods in 2004. The decrease in three month expenses of $27,095, or 14.0%, was due primarily to adjustment of the recorded value of options issued to employees and vendors in the first three quarters of 2005 less the increased issuing of stock to employees for services. The decrease in expenses over the nine month period of $335,060, or 31.8%, was due primarily to the overall reductions in 2005 of staff and operating expenses for the Company compared to the comparable period in 2004.

Depreciation and amortization expenses for the nine months ended September 30, 2005, were $93,145 compared to $99,574 for same period in 2004. The decrease in the nine month expense of $6,429, or 6.5%, was attributable to the sale of a shopping center in the second quarter of 2005.

 Capital Resources and Liquidity

On September 30, 2005, Nexia had current assets of $651,660 and $4,087,985 in total assets compared to current assets of $565,834 and total assets of $4,006,060 as of December 31, 2004. Nexia had net working capital deficit of $598,345 at September 30, 2005, as compared to a net working capital deficit of $51,335 at December 31, 2004. The increase in working capital deficit of $547,010 is due primarily to the increase in current maturities of long-term debt in the amount of $808,144, which Nexia intends to reclassify as long-term debt by no later than May 2006 by refinancing the Wallace Bennett property.

Cash provided by operating activities was $366,056 for the nine months ended September 30, 2005, compared to cash used by operating activities of $63,665 for the comparable nine month period in 2004. The increase of $429,721 was attributable to the sale of the Glendale Plaza sale and reductions in operating costs and expenses, including salaries, during the nine month period ended September 30, 2005.

Net cash used by investing activities was $269,284 for the nine months ended September 30, 2005, compared to net cash used by investing activities of $303,951 for the nine months ended September 30, 2004. The decrease of cash used in the sum of $34,667 resulted from reduced investing activities.

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
	September 30
	2005	2004
	(Unaudited)	(Unaudited)

BALANCE DECEMBER 31, 2004 AND 2003	$441,415	$44,705
Common stock issued for services	146,160	153,267
Common stock issued to directors for services	-	480,000
Common stock issued to employees for options exercised	27,366	40,690
Common stock issued to contractors for options exercised	11,140	36,000
Intrinsic value of options issued to employees for past services	95,134	124,400
Fair value of options issued to contractors for past services	36,360	-
Proceeds from contractors' share of proceeds from sale of option
shares applied to accounts payable	7,985	-
Receipt of cash on subscriptions receivable	373,516	21,000
Return of common stock from a director who resigned	(20,000)	-
Amortization of expenses prepaid with common stock	-	13,333
Change in comprehensive loss	(15,227)	624
Net consolidated loss for three months ended March 31	(419,114)	(751,565)
BALANCE MARCH 31	684,735	162,454

Common stock issued for services	-	15,660
Common stock issued for building improvements	-	19,200
Common stock issued to employees for options exercised	-	99,410
Common stock issued to contractors for options exercised	-	73,144
Intrinsic value of options issued to employees for past services	-	128,850
Proceeds from contractors' share of proceeds from sale of option
shares applied to accounts payable	-	7,466
Amortization of expenses prepaid with common stock	-	7,600
Receipt of cash on subscriptions receivable	15,000	-
Change in comprehensive loss	(8,361)	(4,372)
Net consolidated income for three months ended June 30	658,253	(397,671)
BALANCE JUNE 30	1,349,627	111,741

Preferred stock issued for services	-	8,000
Common stock issued for services	15,000	187,766
Common stock issued to employees for options exercised	19,500	19,500
Common stock issued to contractors for options exercised	-	40,462
Intrinsic value of options issued to employees for past services	10,500	55,949
Fair value of options issued to contractors for past services	-	87,786

Adjust fair and intrinsic value of options issued to June 30, 2005	(85,243)	-
Increase in stock subscriptions receivable	(19,500)	-

Proceeds from contractors' share of proceeds from sale of option
shares applied to accounts payable	-	19,306
Amortization of expenses prepaid with common stock	-	36,388
Change in comprehensive loss	6,411	214

Net consolidated loss for three months ended September 30	(242,941)	(301,576)

BALANCE SEPTEMBER 30	$1,053,354	$265,536

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

Diversified Holdings I, Inc., a Nevada Corporation vs. West America Securities Corporation, a California Corporation and Robert Kay, an individual resident of California. This action was originally filed on September 14, 2004, in the Third District Court of the State of Utah, Salt Lake County, Civil Case No. 040919392 and refiled on June 23, 2005 as Civil Case No. 050911181. By Assignment from Nexia Group, Inc., dated January 23, 2004, Diversified Holdings I, Inc. acquired all rights to an agreement between Axia Group, Inc. and the named defendants providing for a payment to be made to Axia in the sum of $50,000 on or before December 31, 2003. Defendants have failed to make the provided for payment and Diversified Holdings I, Inc. has filed suit to seek payment of the balance due. Discussions related to resolving the matter have resulted in a partial payment to Diversified in the sum of $27,500 and further discussions leading to complete settlement of the action are ongoing.

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

(4)	On December 5, 2005, the Company filed a Form 8-K reporting on the resignation of HJ & Associates, LLC as the auditors for the Company.
(5)	On December 13, 2005, the Company filed a Form 8-K reporting on the Company retaining Bongiovanni & Associates, P.A. as the auditor for the Company

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

Nexia Holdings, Inc.

Date: December 13, 2005	By:	/s/ Richard Surber
Richard Surber President and Director

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

3(i)	Articles of Incorporation of Nexia (incorporated herein by reference from Exhibit No. 3(i) to Nexia's Form S-18 as filed with the Securities and Exchange Commission on September 16, 1988).

3(ii)	Bylaws of Nexia, as amended (incorporated herein by reference from Exhibit 3(ii) of Nexia's Form S-18 as filed with the Securities and Exchange Commission on September 16, 1988).

3(iii)	Articles of Incorporation of Nexia (incorporated herein by reference from Appendix B of Nexia's Form 14-A as filed with the Securities and Exchange Commission on August 17, 2000.)

4(a)	Form of certificate evidencing shares of "Common Stock" in Nexia (incorporated from Exhibit 4(a) to Nexia's Form S-18 as filed with the Securities and Exchange Commission on September 16, 1988 ).

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