Form 10KSB
period 2005-12-31
NEXIA HOLDINGS INC
filed 2006-05-11
CIK 833209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-KSB
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the annual period ended December 31, 2005 Commission File Number 33-22128-D
NEXIA HOLDINGS, INC. (Exact name of registrant as specified in its charter.)
Nevada (State of other jurisdiction of incorporation or organization)	84-1062062 (I.R.S. Employer Identification No.)
59 West 100 South Salt Lake City, UT (Address of principal executive offices)	84101 (Zip Code)
801-575-8073 (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]	NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.001 Par Value - 3,889,943,850 shares as of April 25, 2006.

Indicate by check mark whether the registrant is a shell company. Yes [ } No [ X ]

The issuer's total consolidated revenues for the year ended December 31, 2005 were $415,744.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $ 1,046,946 based on the average closing bid and asked prices for the Common Stock on April 25, 2006, of $0.0003 per share.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General.

As used herein the terms "Company" and "Nexia" refer to Nexia Holdings, Inc., a Nevada corporation and its subsidiaries and predecessors. Nexia was incorporated under the laws of the State of Colorado on April 20, 1987. Nexia has undergone several name changes since its organization. The Company moved its domicile to the State of Nevada on October 5, 2000, by merging with a Nevada corporation established for the purpose of facilitating the change of domicile. Nexia is currently a holdings company that operates through several subsidiaries as real estate investment companies.

The Company acquired essentially all of its current assets and liabilities including a portfolio of securities and real estate holdings in February, 2002. The following discussion represents the Company's plans to operate the business acquired and currently controlled by Nexia. Property descriptions, legal discussions and similar areas are a reflection of those acquisitions which constitute the majority of the Company's assets and operations at the present. The Company intends to continue with efforts to simplify its structure and operations and to seek out real estate investments, with an emphasis on the Salt Lake City area market, with potential for growth and improvement in revenues.

On August 8, 2005, Nexia’s subsidiary, Diversified Holdings I, Inc., signed a contract to acquire a 15,000 square foot office building at 268 West 400 South, Salt Lake City, Utah for a total purchase price of $875,000. The building was acquired by purchasing 99% of the stock in Salt Lake Development Corporation (SLD) whose sole asset consists of the building. Nexia has made cosmetic improvements to the property. Nexia has made a cash settlement with Diversified Financial Resources Corporation in the sum of $308,000 and has assumed the existing financing of approximately $557,000. Closing occurred on September 29, 2005. SLD has signed a Real Estate Purchase Contract to sell the property for $860,000. The closing took place on April 19, 2006. Nexia will in the near future dissolve SLD in its continuing effort to streamline operations and reduce accounting expenditures.

In November of 2005, the Company acquired a 20% equity interest in Landis LLC for a $100,000 cash payment. Landis operates an AvedaTM lifestyle salon that features AvedaTM products for retail sale. Landis LLC is controlled by Nexia’s Chief Executive Officer, Richard Surber, who owns 60% interest in Landis. Nexia has consolidated Landis for accounting purposes because of its ownership interest and common control. Nexia is currently reviewing the viability of significantly increasing its ownership interest in Landis LLC dependent upon it financial success over the next 12 months and the viability of significantly expanding the operations of Landis. Currently, Landis consists of a single location in Salt Lake City, Utah and is on track to generate an estimated $1,200,000 in gross revenues for 2006.

Nexia is also exploring the feasibility of acquiring Diversified Holdings X, Inc. (DHX), a Utah Corporation that operates as a fashion design, manufacturer and retail clothing enterprise. A limited number of items that Black Chandelier sells can be purchased on its online store at www.blackchandelier.biz. DHX is owned 100% by Richard Surber, Nexia’s Chief Executive officer. Nexia has hired a business development advisor to assist in preparing for the possible acquisition of DHX and its operations. DHX is in the process of opening a second retail operation in the Gateway Shopping Mall in downtown Salt Lake City. The average retail sales per square foot on an annualized basis at the Gateway has been represented to be $400 per square foot. DHX estimates that it will generate up to $1,000,000 in gross revenues at its Gateway location over the next 12 months. DHX expects its Gateway location to be opened by no later than July 1, 2006. DHX is on track to generate $360,000 at its existing location in Trolley Square Mall located in Salt Lake City, Utah.

Business of Issuer

Nexia operates subsidiaries primarily as a holding company for its various properties. The majority of these assets are real estate investments as set forth in more detail with regard to each corporation controlled by Nexia Holdings, Inc., these subsidiaries include Diversified Holdings I, Inc. and four corporations that are holders of real estate as of December 31, 2005.

Overview of the Salt Lake City Real Estate Market

Trends in the current Salt Lake City real estate market are favorable in some respects to the Company’s real estate holdings. In general, these trends are as follows: the significant growth of retail sales in the city; increased interest in Salt Lake from specialty retailers; relatively low vacancy rates for retail space in the area; estimated slowdowns in the rate of new retail space construction; and Utah economic indicators pointing to above-average retail sales.

For purposes of the following discussion Class A office space is defined as a building that has excellent location and access, attracts high quality tenants and are managed professionally. Rents are competitive with other new buildings. Class B buildings have good locations, management, and construction and tenant standards are high. Buildings have very little functional obsolescence and deterioration. Class C buildings are typically 15 to 25 years old but are maintaining steady occupancy and demand lower rent than Class B buildings.

Significant Growth. According to the Year-End 2005 Market Review of Commerce CRG published by national real estate broker Cushman & Wakefield, the Salt Lake City office market reflected positive changes as A…more than 1.45 million square feet of office space were absorbed in the Salt Lake valley in 2005. This change represents greater absorption numbers than in the last three years combined.” The overall vacancy rate was 10.81% in 2005, a 4.19% drop from 2004 figures. The likely closing of a major office center in the central business district is expected to reduce available space and could provide additional impetus for the construction of new projects. Salt Lake City has, during the recent past, attracted new attention from national tenants seeking space in the area.

These reported trends have not, however, lead to increased occupancy in Class C office buildings or retail space which would cover the holdings of Nexia at the present time, excluding a portion of the Wallace building that we own which is Class A office space. Vacancies in such buildings have remained much higher as the higher class buildings have completed tenant improvements to their space to attract new tenants, Class C vacancy rates were reported at 25.62% for the year of 2005 compared to an overall vacancy rate of 11.24% for the central business district. However, for retail space, lease rates for Class A space have reached record highs and may encourage local retailers to move into Class B and C spaces with their lower lease rates.

All of the retail space in the Wallace/Bennett buildings owned by our subsidiary Wasatch Capital is currently leased. A 2,500 square foot portion of a total of 7,000 square feet of the retail space in the buildings located at 1374 South State Street is leased and the balance is unoccupied at this time. The balance of the Company’s holdings in the Salt Lake City market are of office or studio space. Plans have been made to improve the vacant spaces and ready them for more aggressive marketing.

Our Plan to Acquire and to Sell Commercial Properties

Our business plan is to buy more properties that we believe are undervalued compared to their cash flows and estimated resale value. We plan to acquire sufficient inventory of commercial rental properties that revenues will increase to provide for operating costs of all property held by the Company and allow for future sales and acquisitions as opportunities are found or developed.

Our strategy is to identify properties with a favorable financing arrangement already in place, assume that financing, and satisfy any new down-payment with a relatively nominal cash payment. We plan to lease primarily to commercial tenants. We are prepared to make limited improvements to our properties so that we can increase occupancy, improve cash flows, and enhance potential resale value. We do not plan to limit the geographical area in which we buy properties; however, given our current financial condition, we will most likely seek properties in the Salt Lake City Utah area.

From time to time, we will sell our commercial properties when favorable market conditions enable us to do so. While we are actively seeking tenants for all our properties, our real estate agents are also seeking buyers for those properties. Our goal ultimately is to maximize profits and not necessarily to be landlords.

Discontinued Operations

The Company, through its subsidiary, Hudson Consulting Group, Inc., formerly provided a variety of financial consulting services to a wide range of clients. The Company in 2004 elected to discontinue those services by Hudson and concentrate its efforts on the execution of the core of its business plan. In addition, Nexia held several blank check companies which have all been dissolved in an effort to streamline Nexia’s operations.

On April 20, 2005, West Jordan Real Estate Holdings, Inc. a majority owned subsidiary of Nexia Holdings, Inc. (the Company) closed on the sale of real property known as the Glendale Plaza Shopping Center, located at 1199 South Glendale Drive, Salt Lake City, Utah. The Company sold the property in exchange for a cash purchase price of $1,860,000. All distributions related to the closing were completed prior to April 30, 2005. Nexia realized a profit of $756,471 from the sale of the property. A loan secured by the real property in the amount of $952,665 has been paid off in full as a result of the closing. The secured lender has released the sum of $59,911 presently held in an escrow account retained for maintenance projects on the real property.

At the time of the transaction, the property held by West Jordan Real Estate Holdings, Inc. had a depreciated cost basis of approximately $987,758, including purchase price paid and improvements that were made to the property and buildings. As a result of this sale, Nexia has discontinued the operations of West Jordan Real Estate Holdings, Inc.

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

Competition

The Company expects to be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There are numerous entities in the same real estate markets in which the Company currently owns property and in the areas where it seeks to obtain additional properties, though there are no dominant operations which the Company can identify as a continuing direct competitor to the Company's operations. There is no assurance that the Company will be successful in operating any business which it may acquire in the future.

Employees

The Company's majority owned subsidiaries had a total of 5 full time employees as of December 31, 2005. Landis LLC had a total of 20 full time employees as of December 31, 2005. Management of the Company expects to use consultants, attorneys and accountants as necessary, and anticipates a need to engage additional employees.

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

There is substantial doubt about Nexia’s ability to continue as a going concern due to insufficient revenues to cover our operating costs, which means that we may not be able to continue operations unless we obtain additional funding.

Out independent auditors added a going concern qualification to their report issued in connection with their audit of our December 31, 2005 and 2004 financial statements. The auditors noted in their report that Nexia generated significant losses from operations, had an accumulated deficit of $13,275,599 and a working capital deficit of $971,535 as of December 31, 2005. These factors raised for the auditors substantial doubt about Nexia’s ability to continue as a going concern.

Management anticipates that Nexia will incur net losses for the immediate future. To the extent that Nexia does not generate additional revenue from its existing properties, acquire additional properties that generate revenue, obtain additional funding, that its stock price does not increase, that additional adjustments be made to decrease operating expenses, then Nexia may not have the ability to continue as a going concern. The financial statements which accompany this annual report do not include any adjustments that might result from the outcome of this uncertainty.

Risks related to Nexia’s and its predecessors’ operating histories

The current focus of Nexia’s business plan is to take advantage of the current boom in the United States’ real estate market. In the current market, Nexia has not relied upon the sellers of real property to finance its real estate investments. Nexia has obtained the necessary funding on its own. However, Nexia and its predecessors have attempted in recent years to compete in other market trends which were not successful. For example, Nexia signed an agreement to acquire Creative Marketing Group, Inc. which holds a license to market coffee maker filters and ground coffee beans under the “Mr. Coffee” name. In another example, Nexia attempted to close on a manufacturing and repair company. In each of these situations, the executive management of Nexia and its predecessors was the same. In each of these failed attempts, Nexia attempted to acquire an existing business based on the incorrect information that the selling shareholder group would obtain the necessary financing to support the ongoing business of the franchise. Based upon past performance, there is the possibility that Nexia’s executive management may in the future commit resources to an acquisition that ultimately proves to be unsound and damages the Company financially.

We will need new funding, which may not be available, in order to fully execute our real estate business plan.

Our real estate business plan, buying undervalued buildings, will depend on our ability to raise more money. Management and shareholders have not committed to provide new funding. Except for that funding we hope to obtain as a result of selling our common stock to Dutchess, as detailed in the Company’s SB-2/A Prospectus filed on January 12, 2006, we have not investigated other sources, availability, or terms for new funding. There is no assurance that funding will be available from any source or, if available, that it can be obtained on acceptable terms. If we can not obtain new funding, our operations could be severely limited.

We cannot predict our future capital needs and may not be able to secure additional funding.

Nexia’s management estimates that the Company’s current “burn rate,” the current rate at which expenses exceed revenue, is approximately $80,000 per month, or $960,000 per year. We will need to raise additional funds within the next six months in order to fund the current level of operations of the Company. We expect that the majority of these funds will come from the sale of our common shares to Dutchess or the sale or transfer of some of our preferred shares to private investors. Either method of funding could result in a significant dilution of ownership interests by the holders of our common stock.

The issuance of additional shares under S-8 may impair the value of the Company's stock because of significant dilution.

A significant risk relating to the Company's current operations is the dilution of the Company's common stock, as the Company at this time is relying heavily on the issuance of S-8 shares of its common stock to pay its advisors, contractors and employees for their services.

The Series B Preferred Stock held by Richard Surber creates an anti-takeover or change of control limitation. Richard Surber currently holds voting control of Nexia through his ownership of voting preferred stock.

The eight million shares of Series B Preferred Stock held by Richard Surber provide him with voting control over any proposal requiring a vote of the shareholders. Through his ownership of 8,000,000 shares of the Series B Preferred Stock of the Company, he holds voting rights equal to 4,000,000,000 shares of common stock. This effectively gives him a veto over any attempt to take over or change control of the Company. Such an event would include a vote by the board of directors to conduct a reverse split of the common stock. The shares held by Mr. Surber thus have a strong anti-takeover effect. His interests may not always conform to the interests of the common stockholders, in general, and thus his voting rights may not always be exercised in the best interests of the common stockholders of the Company. The issuance of these preferred shares was to compensate Mr. Surber for serving as the personal guarantor of the loans used to acquire the majority of the real estate holdings currently under the Company’s control.

We are dependent on key personnel, specifically Richard Surber, and have no employment agreement with him.

We are dependent on the services of Richard Surber, our President. We do not have an employment agreement with Mr. Surber, and losing his services would likely have an adverse effect on our ability to conduct business. Mr. Surber serves as an Officer and Director of Nexia. Mr. Surber is currently employed by other businesses, and he will only allocate a portion of his time (estimated at an average of 35 hours per week) to the business of Nexia. Therefore, there is a risk that he might not devote enough time to Nexia in fulfilling our business plan. Further, Nexia has a limited number of full time employees.

Nexia's auditors’ report on our financial statements includes an explanatory paragraph with respect to substantial doubt existing about its ability to continue as a going concern.

As of December 31, 2005, Nexia had incurred a loss from operations and had an accumulated deficit of $13,275,599 resulting from losses in prior years. As a result, its financial statements include a note stating that these conditions raise substantial doubt about its ability to continue as a going concern, but the financial statements do not include any adjustments that might result from this uncertainty.

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

Nexia is subject to compliance with securities law, which exposes it to potential liabilities, including potential rescission rights.

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

Additional Capital is Necessary to Implement Nexia's Business Plan.

Nexia does not believe that it has sufficient cash, cash equivalents and operating income to maintain its business at its existing level in 2006. Nexia will require significant new capital in order to execute its strategic plan and believes that this capital will only be available through an offering of shares of its common stock. Nexia's success in raising this capital will depend upon its ability to access equity capital markets and we may not be able to do so or to do so on acceptable terms. If it fails to obtain funds on acceptable terms, it will not be able to execute its strategic plan and would have to delay or abandon some or all of its plans for growth. If it is able to obtain funds, it believes that the terms of such arrangement will result in an offering that is highly dilutive to existing holders of shares of our common stock because of the price at which it would have to issue those shares and the large number of shares it would have to issue at those prices.

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

Nexia's shares of common stock are deemed as a "penny stock." Penny stocks generally are equity securities with a price of less than $5.00 per share, other than securities registered on certain national securities exchanges. Penny stocks are subject to rules and regulations that impose additional sales practice requirements on broker-dealers who sell the securities to persons other than established customers and accredited investors and these additional requirements may restrict the ability of broker-dealers to sell a penny stock.

Any acquisitions that Nexia undertakes could be difficult to integrate, disrupt its business, dilute shareholder value and significantly harm its operating results.

Nexia expects to review opportunities to buy other businesses or technologies that would complement its current business, expand the breadth of its markets, or that may otherwise offer growth opportunities. If we make any future acquisitions, we could issue stock that would dilute existing stockholders' percentage ownership, incur substantial debt or assume contingent liabilities. Potential acquisitions also involve numerous risks, including:

* problems assimilating the purchased operations, technologies or products;
* unanticipated costs associated with the acquisition;
* diversion of management's attention from our core business;
* adverse effects on existing business relationships with suppliers and customers;
* risks associated with entering markets in which we have no or limited prior experience; and
* potential loss of the purchased organization's or our own key employees.

Nexia cannot assure that it would be successful in overcoming problems encountered in connection with such acquisitions and its inability to do so could significantly harm its business.

Our real estate investments have limited liquidity and no certainty of capital appreciation.

Our real estate investments have limited liquidity. Real estate investments in general are relatively illiquid. Our ability to vary our portfolio in response to changes in economic and other conditions will be limited. We cannot ascertain whether we will be able to sell an investment when a sale would be advantageous or necessary. The sale price may not be enough to recoup the amount of our investment. Nexia can provide no assurance that the value of its properties will appreciate.

There are numerous uncertainties in estimating real estate values and prospective appreciation in value. The estimated values set forth in appraisals are based on various comparisons to other property sales; predictions about market conditions such as demand, vacancy rates, prospective vacancy rates, renewal terms and other factors; assumptions about the property’s condition, conformance with laws and regulations, absence of material defects; estimates of lease revenues and operating expenses; and other factors. Any significant change in these comparisons, predictions, assumptions, and estimates, most of which are beyond our control, could materially and adversely affect the market values and appreciation potential of our properties.

Nexia's real estate investments are inherently risky and dependent on rental income.

Real estate investments are inherently risky. The value of a real estate investment company=s stock depends largely on the rental income and the capital appreciation generated by the properties which the investment company owns. If our properties do not generate enough cash flow from rental income to meet operating expenses (such as debt service, capital expenditures and tenant improvements), our ability to develop our business and become profitable will be adversely affected.

Income from real estate investments may be adversely affected by a number of factors, including:

-	the general economic climate and local real estate conditions (such as too much supply or too little demand for rental space, as well as changes in market rental rates);

-	prospective tenants' perceptions of a building's safety, convenience and attractiveness, or the overall appeal of a particular building;

-	the property owner's ability to provide adequate management, maintenance and insurance;

-	expenses for periodically renovating, repairing and re-letting spaces;

-	falling operating costs for competing properties, which would allow them to undercut our rental rates;

-	rising unemployment rates in the area, which may reduce the demand for rental space;

-	adverse changes in zoning laws, tax laws, or other laws affecting real estate or businesses in the area;

-	damage from earthquakes or other natural disasters;

-	mortgage interest rates and the availability of financing.

Some significant expenses associated with real estate investment (such as mortgage payments, real estate taxes, insurance and maintenance costs) are fixed and generally can not be reduced if circumstances cause lower rental incomes from a building. For example, if we can not meet the mortgage payments, we could lose some or all of our investment in a building due to foreclosure by the holder of the lien on the property.

We compete with substantially larger companies to acquire suitable buildings.

The commercial real estate market is highly competitive. We compete with substantially larger companies for the acquisition, development and operation of properties that fit within the parameters of our business plan. Some of these companies are national or regional companies with far greater resources than ours. The presence of these competitors may significantly impede our business growth or survival.

Environmental liability could affect our real estate investments.

Various federal, state and local environmental laws make a real estate owner liable for the costs of removal or remediation of certain hazardous or toxic substances on a property. These laws often impose environmental liability regardless of whether the owner was responsible or knew of the presence of hazardous substances. The presence of hazardous substances, or the failure to properly remediate them, may adversely affect our ability to sell or rent a property or to borrow using the property as collateral. No assurance can be given that the environmental assessments of our properties revealed all environmental liabilities, or that a material, adverse environmental condition does not exist on our properties.

We may face an uninsured loss.

Owners of real estate are subject to certain types of losses such as civil disturbance or pollution, which are either uninsurable or too expensive to insure. If an uninsured loss or a loss in excess of insured limits occurs, Nexia's investment in our real properties, as well as anticipated future revenues could be lost. Meanwhile, obligations on any mortgage debt for the properties would continue. Accordingly, any uninsured loss could adversely affect our financial condition and results of operation.

Nexia's ability to generate enough revenue to operate our business is dependent on the ability to attract tenants and ensure that tenants meet their lease obligations.

Our business would be severely affected resulting from the loss of revenues that would result if our current tenants fail to meet lease obligations or, if upon failure to meet lease obligations, we were unable to enter into new viable leases for the resulting vacant space. Further, if a tenant defaulted on a lease, we might experience a delay before the courts enforced our rights against the tenant. Our ability to lease the space during any court enforced action would be seriously impaired. Failure of a tenant’s business through bankruptcy would also reduce or eliminate our revenue flow. We can provide no assurance that tenants will faithfully meet their lease obligations or that tenants will not be impaired through some form of business failure or otherwise, with the result that our ability to operate our business would be materially and negatively affected. During the 12 months ended December 31, 2005 the rate of default on tenant’s obligations billed during that period was 1%.

Our ability to satisfy fixed operating costs that may rise over time cannot be reduced in response to any decrease in our rental income, or passed through to our tenants.

Our ability to satisfy fixed operating costs associated with our property could be seriously affected by any rise in expenses such as: mortgage payments, insurance, utilities, cleaning, ventilation, air-conditioning, security, landscaping, building repairs and maintenance. While our tenants must often pay a portion of these escalating costs, there can be no assurance that they will agree to any increase in current fixed costs or that any increase in tenant payments would cover increased operating costs. Our current fixed costs for any future time period cannot be reduced in response to any decrease in rental income resulting from vacancies or non payment of rent and our ability to operate would be severely affected by any increase in the costs associated with owning our property.

All of Nexia’s material real estate holdings are located in the Salt Lake City, Utah market making the Company vulnerable to changes in economic conditions in that market.

All of Nexia’s material real estate holdings are located in the Salt Lake City, Utah market which creates a greater risk of harm from a downturn in that single market as compared to wider more diversified holdings in several geographic areas. Any significant change in the office or retail space in the Salt Lake City market will directly affect Nexia’s real estate operations.

Reports to Security Holders

The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. Should the Company choose to create an annual report, it will contain audited financial statements. The Company will file all of its required information with the Securities and Exchange Commission ("SEC").

The public may read and copy any materials that are filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by the Company with the SEC have been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at: www.sec.gov. Information is also available on the Nexia website located at: www.nexiaholdings.com.

ITEM 2. DESCRIPTION OF PROPERTY

Location and Description

Nexia acquired in 2002, the ownership or leasehold rights to industrial, commercial, warehouse, office and undeveloped commercial and residential real estate. The acquisition of properties was not limited to any specific geographic area. Regardless of the type of property, future acquisitions will not be limited to any specific geographic area. As of the end of 2005, Nexia owned, leased, or had interests in properties in Utah and undeveloped land in Kansas.

Investment Policies

Nexia's policy is to actively pursue the acquisition of real estate for investment income and appreciation in property value. During 2005, Nexia continued to emphasize acquiring property which management feels is undervalued. Rather than limiting itself to specific types of real estate, Nexia's policy has been to focus primarily on terms of financing and potential return on capital. Nexia generally looks for properties that can be purchased by assuming the existing financing or by paying the balance of the purchase price with a nominal cash expenditure and/or the issuance of shares of Nexia's common stock.

Nexia has no present intention to invest in first or second mortgages, interests in Real Estate Investment Trusts, or Real Estate Limited Partnerships. However, Nexia's board of directors is not precluded in the future from considering or participating in such investments.

Nexia currently has no limitations on the percentage of assets which may be invested in any one investment or the type of securities and investments in which it may invest. However, the board of directors in its discretion may set policies without a vote of Nexia's securities holders regarding the percentage of assets which may be invested in any one investment or type of investment. Nexia's current policy is to evaluate each investment based upon its potential capital return to Nexia on a relatively short term basis. Furthermore, Nexia does not plan to enter into the business of originating, servicing or warehousing mortgages or deeds of trust except as may be incidental to its primary purpose of acquiring real estate.

There is a risk that Nexia may lose control of its properties through foreclosure if enough funds are not derived from the rental income for both the financing and operation of its properties. Currently, due to expanded acquisition activity and deficiencies in rental income from the properties currently controlled by it, Nexia does not have sufficient rental revenues to cover the debt service and operating costs of all properties. Nexia during the year ended December 31, 2005 had to use capital from other sources to fund this deficit and expects that this need will continue during 2006. Although management hopes to increase the occupancy rates and thus increase the rental income so that such income will cover both operations and debt service, no such assurances can be made.

Description of Real Estate and Operating Data

Below is a list of the properties owned by Nexia and/or its consolidated subsidiaries as of December 31, 2005. Also included are any changes in the ownership status of such properties which have occurred between the end of 2005 and the filing of this Form 10-KSB. All references to current principal balances of encumbrances against the properties are as of December 31, 2005, only.

Commercial Properties

Nexia's subsidiaries own interests in the four commercial properties described below.

Location and Description

Each of our properties competes with other general retail or office space in the greater Salt Lake City market. Occupancy rates for the area as a whole will most significantly impact our properties and the efforts to improve and upgrade the properties will enhance our ability to obtain tenants and maintain occupancy rates that will sustain the operating costs of the properties themselves.

Wasatch Capital Corporation ("Wasatch")

Wasatch, a 100% owned subsidiary of Nexia, owns the Wallace-Bennett Building, located at 55-65 West 100 South, Salt Lake City, Utah. The building is a 36,797 square foot, turn-of-the-century multi-story office building. The building was acquired in November of 1994 for a price of $800,000.

At the beginning of the year 2004 only the ground level was suitable for rent as retail space. The ground level comprises 7,816 square feet or 21% of the Building. A portion of this space is currently leased to Richard Wirick, the owner of the Oxford Shoe Shop, a retail outlet for men's shoes, for a monthly rental of $1,245 for 1350 square feet. A lounge occupies 1,900 square feet of the ground floor retail space at a monthly rental of $ 2,533.34 for the first year of a five year term ending February 28, 2010. A restaurant and an art gallery occupy the balance of the ground floor space. The average annual effective rental for the rentable ground level space is $15.00 per square foot or $117,240 in gross rental income. Tenants by contract are liable for their pro-rata shares of the taxes and insurance on the building and each tenant is liable for its own utilities.

In late 2004, the Company occupied a portion of the second floor as its main offices for which remodeling work was mostly completed during the year ended 2004. The Company occupies a total of 3,600 square feet and has space that includes a conference room and office space for the legal, accounting and executive employees of the Company. The renovations of the second floor incurred expenses totaling approximately $500,000 as of December 31, 2005.

In early 2003, Wasatch refinanced the main loan on the Wallace-Bennett Building. The terms of this loan package provided for a loan in the total amount of $850,000, an interest rate on the loan of 7.5%, with monthly payments of $8,800. The loan has a term of three years, resulting in a due date of May 10, 2006. The loan was personally guaranteed by Richard D. Surber, Nexia's President and C.E.O. Of the loan proceeds, $202,920 has been set aside for construction or capital improvements to the buildings securing the loan, all of which have been utilized during the second floor renovation and other upgrades to the building. Wasatch intends to improve the remaining upper floor space as office space, studio locations and production space for low impact business. The balance due on the existing note on December 31, 2005 was $827,938. Management believes that the building is adequately insured.

Wasatch is in the process of securing permanent financing for the Wallace Bennett building. Once long term financing of approximately $1,000,000 is obtained, the outstanding loans will be reclassified as long term debt versus its current classification as short terms debt. This should decrease substantially Nexia’s working capital deficit which from $971,535 at December 31, 2005 to approximately $180,000. .

Downtown Development, Corp. ("DDC")

DDC, a 99.08% owned subsidiary of Nexia, owns a one story retail building located at 1374 South State Street, Salt Lake City, Utah, which it purchased on December 1, 1999 for $535,000. The balance on the financing owing at December 31, 2005 was $366,032. The building was appraised at $600,000 in November of 2002. In December of 2002, DDC obtained permanent financing with Community First National Bank; the loan bears interest at the rate of 7.16% per annum, with monthly payments of $3,061. The loan was personally guaranteed by Richard D. Surber, Nexia's President and C.E.O. The building is 7,000 square feet, one story tall and constructed in the late 1960's. A bakery currently occupies 2,500 square feet of retail space under a lease in the building. Monthly rent from this tenant is $1,875. DDC expended $34,100 through March 31, 2004 in renovations to the space occupied by the bakery in the property. The tenant is liable for its pro-rata shares of the taxes and insurance for the building as well as its use of utilities. This figure does not include substantial improvements made by the tenant to the same portion of the property. The balance of the space in the building is currently not occupied and the search for a tenant is ongoing. DDC believes the property is adequately insured. The retail space in the building competes for tenants with other retail space on State Street which is a commercial zone for over one mile in each direction from the property. On December 23, 2004 a Second Deed of Trust was granted against this property in favor of Joseph Corso, Jr. as security for a debenture granted to Mr. Corso in the sum of $200,000.

Kearns Development Corporation. ("Kearns")

Kearns, a 99% owned subsidiary of Nexia, owns one office building located on West Sams Boulevard in Kearns, Utah (a suburb of the Greater Salt Lake area). The building contains approximately 11,709 square feet of total floor space in a single story. This property was refinanced on January 10, 2003, $660,000 by Community First Bank, at an interest rate of 7.16%. Monthly payments are $5,223 based upon a 20 year amortization with a balloon payment of the remaining balance due on January 10, 2013. The loan was personally guaranteed by Richard D. Surber, Nexia's President and C.E.O. The balance owing on this loan as of December 15, 2005 was $612,363. At the time of the refinancing, the building was appraised at $980,000.

The building as of December 31, 2005 was leased to two major tenants occupying 67% of the office space and generating monthly rentals of $7,873 at an average rate of $12.10 per square foot, the gross annual rental income from the building is $94,476. Kearns has no present plans to renovate or improve the building. Management believes that the building is adequately insured. The building competes for tenants with other office space in the Kearns area.

Salt Lake Development, Inc. (“SLD”)

SLD, a 98% owned subsidiary of Diversified Holdings I, Inc., a wholly owned subsidiary of Nexia, is the successor in interest of Salt Lake Development Corporation and which owns an office building located at 268 West 400 South in Salt Lake City, Utah. Diversified Holdings I, Inc. acquired a controlling interest in SLD through the release and settlement of debt owed by SLD’s former parent corporation, Diversified Financial Resources Corporation and a cash payment of $20,000. The building is two stories with 15,000 (14,347 net rentable) square feet of office space. SLD originally purchased the property on March 6, 1998, by exercising its option to purchase the property through the payment of $418,762. SLD financed the purchase price and borrowed an additional sum of $222,489, which is secured by the property. At December 31, 2005, the outstanding debt on the property was $547,012, the interest rate is 7.7% per annum and monthly payments are $5,341. The building is currently vacant and competes with other office space in the central business district of Salt Lake City. SLD is of the opinion that this property is adequately covered by insurance. Agreements have been entered into to market the property for sale and sales efforts are being currently conducted. The building was appraised in August of 1998 for $910,000. A contract for the sale of this property for $850,000 closed on April 19, 2006.

None of the financing for the above described properties provides for pre-payment penalties.

VACANY RATE INFORMATION

		SQUARE	MONTHLY	LEASE	TOTAL VACANCY
NAME	TENANT	FEET	RENT	EXPIRATION	RATE

Downtown Development	La Brioche	2,500	$ 1,875.00	31-Dec-06
	Empty	4,500	$ -
Downtown Totals:		7,000	$ 1,875.00		64.29%

Kearns Development	Deseret Mutual Benefit Administrators	4,041	$ 3,451.70	31-Mar-06
	Empty	3,920	$ -
Kearns Totals:		7,961	$ 3,451.70		49.24%

Wasatch Capital	Caffe Molise	1,718	$ 2,814.20	28-Feb-07
	Caffe Molise	840	$ 910.00	VERBAL
	Mynt Lounge	2,100	$ 2,609.34	28-Feb-10
	Oxford Shop	1,350	$ 1,024.29	Month-to-Month
	Utah Artist Hands	1,769	$ 1,769.00	31-Jan-07
	Nexia Holdings, Inc.	3,600	$ 4,500.00	31-Dec-07
Wasatch Totals:	Rentable Space Total:	11,377	$ 13,626.83		0.00%

	* Unfinished/Nonrentable space:	25,413
	Total Square Feet (Wallace-Bennet Building):	36,790

	RENTABLE VACANCY RATE (without S.L. Development)				20.37%
	RENTABLE VACANCY RATE (with S.L. Development):				56.65%
	TOTAL VACANCY RATE (Unrentable sq. ft. included):				73.16%

Salt Lake Development	Empty (Sold on April 19, 2006)	15,000
Salt Lake Totals:		15,000			100.00%

* Unfinished/Nonrentable space includes 3 floors of the Wallace-Bennett Building.

Contractual Obligations

Contractual Obligations

As of December 31, 2005, we were subject to certain material contractual payment obligations as described in the table below.

	Total	2006	2007	2008	2009	2010	Thereafter
Mortgage debt	$2,378,974	$903,968	$54,519	$58,471	$63,347	$68,299	$1,230,370
Vehicle contract	19,395	9,656	9,739	-	-	-	-
Unsecured note	2,922	2,922	-	-	-	-	-
Operating lease
obligation	52,956	13,363	12,179	9,138	9,138	9,138	-
Convertible debenture	16,440	-	16,440	-	-	-	-
Convertible debenture-derivative	85,714	-	85,714	-	-
	$2,556,401	$929,909	$178,591	$67,609	$72,485	$77,437	$1,230,370

Property Acquisitions:

In August 2005 we acquired 99% of the common stock of Salt Lake Development Corporation (SLD).
SLD owns a 15,000 square foot office building in Salt Lake City, UT. The unpaid mortgage balance, as of the date of acquisition was $551,707.11. The interest rate is 7.70%, and monthly payments are $5,341.43.

Detail of Costs Associated With Rental Revenue,
Year ended December 31, 2005
	Year Ended December 31,
			Change
Expense Description	2005	2004	$	%
Mortgage interest	$200,490	$231,158	$(30,668)	(13.3)
Depreciation	131,707	135,704	(3,997)	(2.9)
Payroll - mgt. and maint.	48,823	382,397	(333,574)	(87.2)
Utilities	46,928	68,017	(21,089)	(31.0)
Property taxes	63,131	55,984	(7,147)	(12.8)
Maint. and repairs	29,552	54,536	(24,984)	(45.8)
Advertising	15,516	-	15,516	100.0
Insurance	5,658	-	5,658	100.0
Building lease	-	124,964	(124,964)	(100.0)
Other expenses	-	2,379	(2,379)	(100.0)
	$541,805	$1,055,139	$(527,628)	(50.0)

                                                       2005

Continuing Operations                  $ 435,647

Discontinued Operations

Mortgage interests                       $ 26,444
Depreciation                                   26,910
Payroll-mgt and maint.                    13,229
Utilities                                          17,235
Property Taxes                              10,539
Maint and repairs                           11,801

                                                    106,158
                   Total                       $ 541,805
                                                   =======

Undeveloped Land

Nexia, through its subsidiaries, owns approximately six (6) small parcels of undeveloped raw land in Utah and Kansas. There are currently no plans to develop these properties. If valid offers are received on these parcels, they may be sold.

Insurance

Nexia is of the opinion that each of these properties described above is adequately insured.

ITEM 3. LEGAL PROCEEDINGS

Richard D. Surber, Individually and Hudson Consulting Group, Inc., a Nevada Corporation vs. Richard A. Bailey and Florian R. Ternes, Individually, Gateway Distributors, Inc., a Nevada Corporation and Worldwide Holdings Delaware Corp., a Delaware corporation, f/k/a TRSG Corporation. Suit was filed on October 8, 2004 in the Third Judicial District Court of Salt Lake County, State of Utah, Civil Case No. 040921072. The complaint was filed on behalf of Mr. Surber and Hudson Consulting Group, Inc. seeking recovery for unpaid obligations owed to Hudson by the named defendants, some of which are represented by a promissory note in the face amount of $175,000 and for damages alleged to have been caused by the fraudulent actions of the named defendants which have caused injury to both Hudson and to Mr. Surber personally. Defendants have been served and all but one has filed an appearance with the court in which they have denied liability. Worldwide Holdings Delaware Corp. has failed to make an appearance and a default has been requested from the court against that corporation. The Company has prepared a Motion for Summary Judgment, the individual defendants have filed their own Motion for Summary Judgment, the court has denied the motion filed by the Company and granted the request removing Mr. Bailey and Mr. Ternes personally from the litigation. A trial date has not been set by the court.

Nexia Holdings, Inc., a Nevada Corporation vs. Richard Bailey, Individually and Creative Marketing Group, Inc., a Nevada Corporation. This action was filed on September 28, 2004, in the Third Judicial District Court of Salt Lake County, State of Utah, Civil Case No. 040920424. Nexia filed this cause of action to recover its damages that resulted from the failure of the named defendants to perform the terms and conditions of a Stock Purchase Agreement and Plan of Reorganization signed on or about November 10, 2003. This agreement provided for Nexia to acquire a controlling interest in the defendant corporation which the Defendants have subsequently failed and refused to perform, despite Nexia having tendered full performance on its part. Both defendants were served with process in the case and failed to make an appearance before the Court; entry of default against each defendant has been signed by the court. Development of information to establish the amount of damages suffered by Nexia is currently being gathered and after presentation to the court, a final judgment is expected for Nexia in an amount yet to be determined.

Hallmark Construction & Development, L.L.C. v. Wasatch Capital Corporation, Community First National Bank, CUBCO, Inc. and John Does 1-10. Action was filed on or about August 18, 2005, in the Third Judicial District Court of Salt Lake County, State of Utah, Civil Case No. 050914860. Hallmark Construction & Development LLC has filed suit against Wasatch Capital Corporation seeking collection of $92,000 in alleged unpaid construction costs for the improvements and work provided on the Wallace/Bennett buildings owned by Wasatch Capital. Wasatch has responded with a demand that, as provided in the underlying contract, the matters in dispute between the parties be submitted to arbitration. Wasatch denies that it is currently indebted to Hallmark for any services or work provided for the improvement of the said buildings and believes that it has fully paid if not over paid Hallmark and in addition that it has actions for damages against Hallmark. Demands for the release of the lien and for submission of the dispute to arbitration have been filed in the matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the OTC Bulletin Board under the symbol, "NEXH". Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for the quarters indicated below of the years ended December 31, 2003, 2004, 2005 and the quarter ending March 31, 2006 are as follows:

YEAR	PERIOD ENDING	HIGH	LOW

2003	March 31, 2003	$15.00	$4.00
	June 30, 2003	$8.00	$0.50
	September 30, 2003	$13.00	$1.00
	December 31, 2003	$30.00	$6.00
2004	March 31, 2004	$1.50	$1.00
	June 30, 2004	$5.80	$0.50
	September 30, 2004	$0.80	$0.10
	October 31, 2004	$0.10	$0.10
Post reverse	December 31, 2004	$0.035	$0.0002
2005	March 31, 2005	$0.0006	$0.0001
	June 30, 2005	$0.0002	$0.0001
	September 30, 2005	$0.0003	$0.0001
	December 31, 2005	$0.0003	$0.0001
2006	March 31, 2006	$0.0006	0.0001

No Shares of Series A Preferred Stock are issued and outstanding.

There is only one holder of Series B Preferred Stock, Richard Surber who holds 8 million shares.

There is only one holder of Series C Preferred Stock, Joseph Corso who holds 100,000 shares of Series C Preferred Stock.

Effective November 22, 2004 a 1 for 1,000 reverse stock split of the common stock was declared effective.

Common Stock

As of April 25, 2006, the number of issued and outstanding shares of the Company's common stock was 3,889,943,850. The number of common stock shares authorized is 10,000,000,000.

Shareholders: As of March 31, 2006, there were approximately 795 shareholders of record.

Dividends: The Company has not declared a cash dividend during the fiscal years ending December 31, 2004 and 2005.

Preferred Stock

As of March 31, 2006, the number of shares of Series A Convertible Preferred Stock issued and outstanding is none. The Series A Convertible Preferred Shares have voting rights which equate to 100 shares of common stock for every 1 Series A Preferred share and may be converted into $10 worth of common stock. A total of 10,000,000 shares have been designated and authorized as Series A Preferred Shares of a total number of 50,000,000 authorized shares of preferred stock.

On August 25, 2004, the Company filed with the Nevada Secretary of State a Certificate of Designation of the Rights and Preferences of Preferred Stock of Nexia Holdings, Inc. This designation created 10,000,000 shares, par value $0.001, of Series B Convertible Preferred Stock, out of the 50,000,000 authorized shares of preferred stock of the Company. The Series B Preferred Stock holds voting rights equal to 500 shares of common stock for each share of the Series B Preferred Stock issued, the shares do not have any conversion rights into common stock or any other class of stock of the Company. This filing was reported on an 8-K filing made on August 31, 2004.

On September 28, 2004 the Company authorized the issuance of 8,000,000 shares of Series B Convertible Preferred Stock to the president of the Company, Richard Surber. The shares were issued as compensation for both his service as president of the Company and for acting as a guarantor on real estate mortgages for subsidiaries of the Company. The shares were issued in a private transfer exempt from registration under section 4(2) of the Securities Act of 1933. This issuance was reported on a Form 8-K filing made on September 28, 2004.

On November 8, 2004, the Company filed with the Nevada Secretary of State a Certificate of Designation of the Rights and Preferences of Preferred Stock of Nexia Holdings, Inc. designated as Series C Preferred Stock. The designation of 5,000,000 shares of the 50,000,000 authorized as Series C Preferred Stock provides that the Series C shares will hold conversion rights into shares of the common stock of the Company equal in value to $5.00 per share and are subject to redemption by the Company upon a $5.00 cash payment. The Series C Preferred Shares hold no voting rights. This filing was reported on a Form 8-K filing made on November 10, 2004.

On November 10, 2004 an agreement was entered into with Joseph Corso, Jr. to sell him 100,000 shares of its Series C Preferred Stock in exchange for a cash payment of $50,000. These shares had not been registered for sale and the exchange was handled as a private sale exempt from registration under section 4(2) of the Securities Act of 1933. This exchange was reported on a Form 8-K filing made on November 12, 2004.

Dividends: The Company has not declared a cash dividend for the Series A Convertible Preferred Stock during the fiscal years ended December 31, 2004 and 2005. Rights to dividends are granted to the Series A Convertible Preferred Stock equal to those of the Common Stock, when, as and if declared by the Directors of Nexia, to be paid in cash or in common stock equal to market value at the election of the Company.

Conversion Rights: Conversion rights into shares of Common Stock are given to the Series A Convertible Preferred Stock based upon that number of shares of the Company's Common Stock equal in market value to $10.00 at the time of conversion.

Limited Market for Common Stock.

There is currently a limited trading market for our shares of common stock and there can be no assurance that a more substantial market will ever develop or be maintained. Any market price for shares of common stock of Nexia is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our common stock. Further, there is no correlation between the present limited market price of our common stock and our revenues, book value, assets or other established criteria of value. The present limited quotations of our common stock should not be considered indicative of the actual value of Nexia Holdings, Inc. or our common stock.

Risks of "Penny Stock".

Nexia Holdings Inc.'s common stock (OTC BB: NEXH) is deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average sales of less than $6,000,000 for the last three years. Until recently, there had been no "established public market" for our common stock during the last five years. While our stock has traded between $0.035 and $0.0001 per share over the past two years, there is no assurance that this price level will continue, as there has thus far been low volume. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock."

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

RECENT SALES OF UNREGISTERED SECURITIES

The Company issued no unregistered securities within the period covered by this report which have not been previously reported on Form 10-QSB or Form 8-K.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this annual report. Our fiscal year end is December 31.

General

Our business plan for the next twelve months involves the continued operation of our office and retail buildings in Salt Lake City, Utah coupled with our ongoing attempts to locate and acquire additional commercial space in the greater Salt Lake area and elsewhere and to locate suitable buyers for the properties as the circumstances may permit.

In the fourth quarter of 2005, Nexia acquired a 20% interest in Landis LLC in exchange for a cash investment of $100,000. For purposes of financial reporting, the financial statements of Landis have been consolidated. Management of Nexia is considering acquiring up to a 100% interest in Landis over the next 12 months pending further development of the enterprise. Landis is branded as an Aveda® Lifestyle Salon and operates in accordance with Aveda® requirements to maintain such status. Landis is controlled by Richard Surber the CEO of Nexia. Mr Surber owns a 60% interest in Landis.

Results of Operations

Revenues

Year ended December 31, 2005. Gross revenues for the fiscal years December 31, 2005 and 2004 were $415,744 and $634,089, respectively. This represents a 33% decrease from 2004. The decrease in revenues is due in part to a decrease in rental revenues as a result of the divestiture of the Glendale shopping center in the second quarter of 2005 and a decrease in consulting revenues from the discontinuance of Hudson Consulting Group, Inc.

Gross rental revenues for the fiscal years ended December 31, 2005 and 2004 were $281,350 and $512,456, respectively. This was a decrease of nearly 50% from 2004 to 2005. We do not expect rental revenues to substantially increase until such time as Nexia is able to successfully raise a substantial amount of capital which will provide the means to purchase additional properties to replace those which have been sold over the last few years.

The revenues attributable to sales from Landis totaled $123,869 for the two months ended December 2005. There are no comparable revenue figures for 2004 because Landis commenced operations in November 2005. We expect revenue from Landis to exceed $1,200,000 for the fiscal year ending December 31, 2006.

Expenses

Year ended December 31, 2005. Total expenses for December 31, 2005 and 2004 were $729,017 and $2,002,650, respectively. This is a $1,273,633 decrease or a 64% decrease from 2004. The decrease was attributable to the cessation of providing consulting services in 2004, the sale of a large shopping center in April 2005, further reduction in the number of employees as a result of that sale, and the absence of any impairment of marketable securities in 2005.

Depreciation and amortization expenses for the year ended December 31, 2005, were $141,290 compared to $136,025 for same period in 2004. The increase in the year end expense of $ 5,265, or 3.9%, was primarily the result of a full year of depreciation for the capital improvements made to the Wallace/Bennett buildings in 2004.

Nexia expects expenses as a percent of revenues to remain constant or decrease through 2006 as Nexia steps up its effort to streamline operations and eliminate non-performing assets as well as acquire additional properties and decrease expenses through the elimination of non performing assets.

Income / Losses

Year ended December 31, 2005. Nexia recorded an operating loss of $799,527 at December 31, 2005, as compared to an operating loss of $3,493,029 for the comparable period in 2004. Nexia recorded a net loss of $130,548 for the fiscal year ended December 31, 2005, compared to a net loss of $2,920,584 for the comparable period in 2004. Nexia's losses decreased as a result of the Company’s ability to successfully decrease total expenses by $2,629,450 in 2005. The decrease was attributable to the cessation of providing consulting services in 2004, the sale of a large shopping center in April 2005, further reduction in the number of employees as a result of that sale, and the absence of any impairment of marketable securities in 2005. In addition, Nexia recognized a gain of $756,471 from the sale of real estate and $206,500 from the settlement of litigation during 2005.

Nexia may not operate at a profit through fiscal 2006. Since Nexia's activities are tied to its ability to operate its real estate properties at a profit, future profitability or its revenue growth tends to follow changes in the real estate market. There can be no guarantee that profitability or revenue growth can be realized in the future. Furthermore, Nexia may expand its business model to include operations outside of its current real estate operations which may require additional capital and increase expenses during 2006

Impact of Inflation

The Company believes that inflation may have a negligible effect on future operations. The Company believes that it may be able to offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

On December 31, 2005, Nexia had current assets of $532,278 and $4,319,916 in total assets compared to current assets of $565,834 and total assets of $4,006,060 as of December 31, 2004. Nexia had net working capital deficit of $971,535 at December 31, 2005 as compared to a net working capital deficit of $51,335 at December 31, 2004. The decrease in working capital is due primarily to the classification as a current liability of the loan on the Wallace Bennett building held by Wasatch Capital Corporation due to a short term construction loan that will cause the entire mortgage balance of $827,938 to be payable in May of 2006. Nexia anticipates being able to refinance the entire loan balance during the second quarter of 2006. Once long term financing of approximately $1,000,000 is obtained, the outstanding loan will be reclassified as long-term debt versus its current classification as short-term debt. This change should decrease substantially Nexia’s working capital deficit from $971,535 at December 31, 2005 to approximately $180,000.

In addition, Nexia anticipates collecting upon two notes which have been written off in prior years. Nexia’s holds a note that will convert into $1,000,000 worth of marketable shares of common stock in Diversified Financial Resources Corporation (DVFN). As a result of a recent merger effected by DVFN, management believes that it will be able to convert these shares into a substantial amount of cash during 2006.

Net cash provided by operating activities was $395,522 for the year ended December 31, 2005, compared to net cash used by operating activities of $412,955 for the year ended December 31, 2004. The increase of cash provided in the sum of $808,477 resulted primarily from reduced expenses and profit from the Glendale Plaza sale during the year ended December 31, 2005.

Cash used in investing activities was $517,318 for the year ended December 31, 2005, compared to cash used by investing activities of $316,421 for the comparable year end period in 2004. The increase of $200,897, or 63% was primarily the result of the acquisition of Salt Lake Development during the year ended December 31, 2005.

Cash provided by financing activities was $49,745 for the year ended December 31, 2005, compared to cash provided of $867,794 for the year ended December 31, 2004. The decrease of $818,049 was due primarily to the pay off of the mortgage note payable on the Glendale Plaza during the year ended December 31, 2005.

Due to Nexia's debt service on real estate holdings and willingness to acquire properties with negative cash flow shortages, Nexia may experience occasional cash flow shortages. To cover these shortages we may need to issue shares of common stock in payment for services rendered. The Company is currently experiencing challenges with regard to cash flows. We are looking at several options to improve this situation, including having negotiated for an equity line of credit with Dutchess, as set forth herein.

Stock Options and Grants to Employees and Contractors

Beginning with the quarter ending September 30, 2003, Nexia's subsidiary, Hudson Consulting Group, Inc., discontinued making regular cash payments to its employees. Consequently, Nexia has relied upon the issuance of S-8 shares and/or option shares to pay certain employees and consultants.

During the year ended December 31, 2005 the board of directors of the Company authorized the issuance of 1,792,000,000 shares of common stock pursuant to the S-8 Registration Statement of the Company for the payment of obligations owed to employees and contractors of the Company. From shares authorized as option shares, the Company realized cash proceeds of $398,184 from the purchase of those option shares. As a result of the stock and stock options issued during the year ended December 31, 2005, the Company incurred expenses totaling approximately $220,800, which exceeds by a significant factor the amount of cash that would have been needed to meet those same obligations.

EVENTS SUBSEQUENT TO DECEMBER 31, 2005.

During the first quarter of 2006 the board of directors of the Company authorized the issuance of 350,000,000 shares of common stock pursuant to the S-8 Registration Statement of the Company to five employees of the Company. The Board of Directors further authorized and caused to be filed a new S-8 Registration Statement providing for the distribution of up to 500,000,000 shares of the common stock of the Company. This new registration statement was filed on March 30, 2006.

Ability to Continue as a Going Concern

Nexia's ability to continue as a going concern is in doubt as a result of Nexia having incurred a loss from its operations during the fiscal year ended December 31, 2005 and for the fiscal year ended December 31, 2004 and reported losses in prior years as well. Nexia will need to substantially decrease its operating expenses, increase its operating income, and raise significant additional capital, as to which there is no assurance that the objectives will be accomplished. In the event that these events do not take place, Nexia will in all probability not be able to continue as a going concern in calendar year 2006.

Capital Expenditures

Nexia had capital expenditures of $573,658 during the year ended 2005. In addition the Company acquired land and a building with a recorded cost of $903,603 as part of the acquisition of Salt Lake Development on August 8, 2005.

Income Tax Expense (Benefit)

Nexia has an income tax benefit resulting from net operating losses to offset future operating profit of approximately $8,585,175. This is not shown on the balance sheet as a deferred tax asset due to past history of loss years in conjunction with profit years during the previous 10 year period as well as specifics in the GAAP regulations regarding surety of future earnings.

Impact of Inflation

Nexia believes that inflation has had a negligible effect on operations over the past three years. Nexia believes that it can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Off-balance Sheet Arrangements

Nexia has no off-balance sheet arrangements.

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

ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended December 31, 2005 are attached hereto as pages 30 through 62.

C O N T E N T S

Report of independent registered public accounting firm	30-31

Consolidated balance sheets	32-33

Consolidated statements of operations and other comprehensive loss	34-35

Consolidated statements of stockholders’ equity	36-37

Consolidated statement of cash flows	38-39

Notes to the consolidated financial statements	40-62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Nexia Holdings, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Nexia Holdings, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations and other comprehensive loss, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Nexia Holdings, Inc. and Subsidiaries as of December 31, 2004. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the period ending December 31, 2004, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nexia Holdings, Inc. and Subsidiaries as of December 31, 2005, and the results of their consolidated operations and other comprehensive loss and cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has incurred cumulative operating losses through December 31, 2005 of $13,275,599, and has a working capital deficit of $971,535 at December 31, 2005, all of which raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
CERTIFIED PUBLIC ACCOUNTANTS
Las Vegas, NV

April 17, 2006

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

Board of Directors
Nexia Holdings, Inc. and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Nexia Holdings, Inc. and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations and other comprehensive income, stockholders’ equity and cash flows for the year the ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nexia Holdings, Inc. and Subsidiaries as of December 31, 2003 and the consolidated results of their operations and other comprehensive income, and their cash flows for the year ended December 31, 2004 in conformity with United States generally accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has generated significant losses from operations, has an accumulated deficit of $13,228,622 and has a working capital deficit of $51,335 at December 31, 2004, which together raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2 to the December 31, 2004 consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 16, the 2004 consolidated financial statements have been restated to correct an error in the accounting treatment and disclosure regarding certain convertible debt arrangements.

/s/ HJ & Associates, LLC
Salt Lake City, Utah
May 13, 2005, except for Note 16 which is April 20, 2006

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31	December 31
ASSETS	2005	2004
		(Restated)
CURRENT ASSETS

Cash and cash equivalents	$160,440	$152,413
Restricted cash (Note 1)	-	80,078
Accounts and notes receivable, trade, net of allowance of $18,870 and $103,466 respectively	36,833	108,404
Accounts receivable - related parties	7,342	23,808
Notes receivable - net of allowance of $345,000 and
$315,950 respectively (Note 4)	13,164	137,799
Inventory	35,435	-
Prepaid expenses	28,191	18,783
Marketable securities (Note 6)	250,873	44,549

TOTAL OF CURRENT ASSETS	532,278	565,834

PROPERTY AND EQUIPMENT (Note 5)

Property and equipment, net	3,094,373	2,935,052
Land	689,295	489,295

TOTAL NET PROPERTY AND EQUIPMENT	3,783,668	3,424,347

OTHER ASSETS

Loan costs, net	3,970	15,879

TOTAL OTHER ASSETS	3,970	15,879

TOTAL ASSETS	$4,319,916	$4,006,060

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets, (Continued)

	December 31	December 31
LIABILITIES AND STOCKHOLDERS' EQUITY	2005	2004
		(Restated)

CURRENT LIABILITIES

Accounts payable	$233,606	$243,441
Accounts payable - related parties	29,731	-
Accrued liabilities	293,687	209,480
Unearned rent	-	23,094
Deferred revenue	988	356
Refundable deposits	15,892	15,041
Convertible debenture	-	5,000
Current maturities of long-term debt (Note 9)	929,908	120,757

TOTAL CURRENT LIABILITIES	1,503,812	617,169

LONG-TERM LIABILTIES

Convertible debenture derivative (Notes 15 & 16)	85,714	-
Convertible debenture (Notes 15 & 16)	16,440	200,000
Long-term debt Note 9)	1,524,339	2,732,161

TOTAL LONG-TERM LIABILITIES	1,626,493	2,932,161

TOTAL LIABILITIES	3,130,305	3,549,330

MINORITY INTEREST	226,426	15,315

STOCKHOLDERS' EQUITY (Note 7)
Preferred Series B stock, $0.001 par value, 50,000,000 shares
authorized, 8,000,000 shares issued and outstanding	8,000	8,000

Preferred Series C stock, $0.001 par value, 5,000,000 shares
authorized, 100,000 shares issued and outstanding	100	100

Common stock $0.001 par value, 10,000,000,000 shares authorized,
3,539,945,030 and 1,747,945,834 shares issued (post reverse split)
and outstanding, respectively	3,539,946	1,747,946
Additional paid-in capital	10,808,402	12,312,814
Treasury stock -29,138 and 29,138 shares
at cost, respectively	(100,618)	(100,618)
Stock subscriptions receivable	(11,325)	(375,009)
Other comprehensive Gain/(Loss) (Note 6)	(5,721)	(6,767)
Accumulated deficit	(13,275,599)	(13,145,051)

Total Stockholders’ Equity	963,185	441,415

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$4,319,916	$4,006,060

The accompanying notes are an integral integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Other Comprehensive (Loss)

	For the Years Ended
	December 31
	2005	2004
		(Restated)
REVENUE
Rental revenue	$257,627	$512,456
Rental revenue - related party	23,723	-
Sales - Salon and Retail	123,869	-
Consulting revenue	10,525	121,633

TOTAL REVENUE	415,744	634,089

COST OF REVENUE
Cost associated with rental revenue	143,605	697,371
Depreciation and amortization associated with rental revenue	117,996	126,610
Interest associated with rental revenue	174,046	231,158
Cost of sales - Salon and Retail	50,607	-
Cost associated with consulting revenue	-	1,069,329

TOTAL COST OF REVENUE	486,254	2,124,468

GROSS LOSS (Note 19)	(70,510)	(1,490,379)

EXPENSES
Impairment of marketable securities	-	194,194
General and administrative expense	714,286	1,799,041
Depreciation expense	14,731	9,415

TOTAL EXPENSES	729,017	2,002,650

OPERATING LOSS	(799,527)	(3,493,029)

OTHER INCOME (EXPENSE)
Interest expense	(52,938)	(31,521)
Interest expense - accretion of debt	(16,440)	-
Interest income	43,488	5,493
Income from litigation settlement (Note 20)	206,500	-
Gain on sale of commercial real estate (Note 12)	756,471	-
Gain on sale of subsidiaires (Note 21)	-	528,192
Gain (loss) on marketable securities	-	36,918
Unrealized gain related to adjustment of derivative
liability to fair value of underlyng security (Note 16)	114,286	-
Other expense - Forgive debt	(305)	-
Other income	64	26,187

TOTAL OTHER INCOME	1,051,126	565,269

NET INCOME (LOSS) BEFORE MINORITY INTEREST	251,599	(2,927,760)

MINORITY INTEREST IN INCOME (LOSS)	65,368	(7,176)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	186,231	(2,920,584)

DISCONTINUED OPERATIONS
Loss from discontinued operations expenses	(308,207)	-
Depreciation expense	(8,572)	-

LOSS FROM DISCONTINUED OPERATIONS (Note 17)	(316,779)	-

NET LOSS	(130,548)	(2,920,584)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gain (loss) on marketable securities (Note 6)	1,046	(5,905)

TOTAL COMPREHENSIVE LOSS	$(129,502)	$(2,926,489)

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Other Comprehensive Loss
(Continued)

	For the Years Ended
	December 31,
	2005	2004
		(Restated)

Net income (loss) per common share, basic and diluted:

Income (loss) before minority loss	$0.0001	$(0.0324)
Minority interest in income	-	-
Net income (loss) before discontinued operations	0.0001	(0.0324)

Loss from discontinued operations	(0.0001)	-

Net loss per weighted average common shares outstanding	$-	$(0.0324)

Weighted average shares outstanding - basic & diluted	3,171,129,396	90,299,865

(Weighted average shares outstanding for year 2004
have been adjusted retroactively to reflect
a reverse stock split on November 1, 2004)

The accompanying notes are an integral part of these consolidated financial statements

NEXIA CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY 12/31/2004 Post Reverse Split

							Stock	Expenses	Variable	Other		Total
	Preferred Stock		Common Stock			Treasury	Subscription	Prepaid with	Deferred	Compre-hensive	Accumulated	Stockholders
Description	Shares	Amount	Shares	Amount	APIC	Stock	Receivable	Common Stock	Con-sulting	Income (Loss)	Deficit	Equity

Balance at December 31, 2003	-	$-	348,503	$349	$10,497,138	$(100,618)	$(28,000)	$(13,333)	$-	$(862)	$(10,224,467)	$130,207

Series B preferred stock issued for services	8,000,000	8,000	-	-	-	-	-	-	-	-	-	8,000

Series C preferred stock issued for cash	100,000	100	-	-	49,900	-	-	-	-	-	-	50,000

Cancellation of common stock for subscription receivable	-	-	(700)	(1)	(6,999)	-	7,000	-	-	-	-	-

Common Stock issued for services	-	-	1,640,139	1,640	888,757	-	-	-	-	-	-	890,397

Common Stock issued for building improvements and services	-	-	74,006,000	74,006	(23,806)	-	-	-	-	-	-	50,200

Common Stock issued for stock option exercise to employees	-	-	61,711,100	61,711	109,620	-	-	-	-	-	-	171,331

Common stock issued for stock option exercise to consultants	-	-	82,748,400	82,748	87,773	-	(32,363)	-	-	-	-	138,158

Receipt of subscriptions receivable	-	-	-	-	-	-	43,821	-	-	-	-	43,821

Amortization of prepaid expenses	-	-	-	-	-	-	-	13,333	-	-	-	13,333

Intrinsic value of stock options issued to employees	-	-	-	-	582,251	-	-	-	-	-	-	582,251

Fair value of options issued for prepaid consulting fees	-	-	-	-	43,988	-	-	-	(43,988)	-	-	-

Adjustment for revision of options issued values	-	-	-	-	488,195	-	-	-	-	-	-	488,195

Adjustment for marketable securities	-	-	-	-	-	-	-	-	-	(3,534)	-	(3,534)

Variable Deferred Balance Expensed	-	-	-	-	-	-	-	-	43,988	-	-	43,988

Common stock issued for subscriptions receivable, consultants	-	-	450,118,500	450,119	(281,473)	-	(168,646)	-	-	-	-	-

Common stock issued for subscriptions receivable, employees	-	-	651,126,024	651,126	(421,942)	-	(229,184)	-	-	-	-	-

Collection of subscriptions receivable	-	-	-	-	-	-	32,363	-	-	-	-	32,363

Fair value of options issued to consultants	-	-	-	-	474,140	-	-	-	-	-	-	474,140

Return of common stock issued to a consultant	-	-	(250,000)	(250)	(12,250)	-	-	-	-	-	-	(12,500)

Common stock issued for services to consultants	-	-	3,000,000	3,000	4,500	-	-	-	-	-	-	7,500

Common stock issued for compensation to employees	-	-	133,197,366	133,197	(44,961)	-	-	-	-	-	-	88,236

Application of restricted common stock issued to reduce debentures liability	-	-	20,000,000	20,000	30,000	-	-	-	-	-	-	50,000

Common stock issued to consultants to apply to accounts payable	-	-	270,300,000	270,300	(152,549)							117,751

Proceeds from consultant option stock sales applied to accounts payable	-	-	-	-	533	-	-	-	-	-	-	533

Round up fraction shares resulting from 11-01-2004 reverse stock split	-	-	502	1	(1)	-	-	-	-	-	-	-

Change in other comprehensive loss	-	-	-	-	-	-	-	-	-	(2,371)		(2,371)

Net consolidated loss for year ended December 31, 2004 - Restated	-	-	-	-	-	-	-	-	-	-	(2,920,587)	(2,920,587)

Balance at December 31, 2004-Restated	8,100,000	$8,100	1,747,945,834	$1,747,946	$12,312,814	$(100,618)	$(375,009)	$-	$-	$(6,767)	$(13,145,051)	$441,415

The accompanying notes are an integral part of these consolidated financial statements

NEXIA CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY 12/31/2005
Post Reverse Split (11/01/2004)

	Number		Number				Stock	Other		Total
	of Preferred	Pre-ferred	of Common	Common		Treasury	Subscriptions	Compre-hensive	Retained	Stockholders
Description	Shares	Stock	Shares	Stock	APIC	Stock	Receivable	Income - (Loss)	Deficit	Equity

Balance forward, Dec 31, 2004-Restated	8,100,000	$8,100	1,747,945,834	$1,747,946	$12,312,814	$(100,618)	$(375,009)	$(6,767)	$(13,145,051)	$441,415

Common stock issued for services	-	-	996,750,000	996,750	(876,725)	-	-	-	-	120,025

Common stock issued to EquitiLink, LLC (Rule 144 legend, Restr.)	-	-	100,000,000	100,000	(80,000)	-	-	-	-	20,000

Receipt of cash on subscriptions receivable	-	-	-	-	-	-	396,691	-	-	396,691

Return of common stock issued to J. Fry, Jr. on 11/12/2004	-	-	(8,000,000)	(8,000)	(12,000)	-	-	-	-	(20,000)

Fair value of options issued for past services	-	-	-	-	11,875	-	-	-	-	11,875

Intrinsic value of options issued for past services	-	-	-	-	44,875	-	-	-	-	44,875

Common stock issued for options exercised	-	-	400,000,000	400,000	(365,500)	-	(34,500)	-	-	-

Common stock issued to contractors applied to accounts payable	-	-	203,250,000	203,250	(153,608)	-	-	-	-	49,642
Common stock issued to contractor for building improvements	-	-	50,000,000	50,000	(40,000)	-	-	-	-	10,000
Proceeds from options stock applied to accounts payable	-	-	-	-	7,985	-	-	-	-	7,985
Change in comprehensive loss to December 31, 2005	-	-	-	-	-	-	-	1,046	-	1,046
Proceeds for stock issued to R. Liebsch on 07/06/2005 greater than amount shown as applied to Accounts Payable above, requiring an adjustment to Common APIC	-	-	-	-	3,685	-	-	-	-	3,685
Common stock issued to Barry Burbank (restricted)	-	-	50,000,000	50,000	(45,000)	-	-	-	-	5,000
Apply stock subscription receivable balance for Grant Anea (stock issued 11/12/2004) to Hallmark accounts payable. No evidence stock has been sold as of 12/31/2005.	-	-	-	-	-	-	1,493	-	-	1,493
Common stock, originally issued to Hudson Consulting Group, part of Nexia Holdings, Inc. consolidated group, returned and cancelled	-	-	(804)	(1)	1	-	-	-	-	-
Net consolidated loss for year ended December 31, 2005	-	-	-	-	-	-	-	-	(130,548)	(130,548)
Rounding	-	-	-	1	-	-	-	-	-	1
Balance at December 31, 2005	$8,100,000	$8,100	$3,539,945,030	$3,539,946	$10,808,402	$(100,618)	$(11,325)	$(5,721)	$(13,275,599)	$963,185

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2005	2004
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(130,548)	$(2,920,584)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Impairment of marketable securities	155	194,194
Change in minority interest	211,111	(7,176)
Depreciation expense	129,390	123,845
Amortization of lease / loan costs	11,909	12,180
Intrinsic and fair value of stock options issued	56,751	1,696,362
Issued common stock for services	86,519	972,654
Issued Preferred Series B stock for services	-	8,000
Expenses paid with common stock	-	13,330
Revaluation of variable deferred consulting	-	45,600
Allowance for bad debts	80,574	950
Accretion of convertible debenture	16,440	-
Gain from sale of investments	-	(36,918)
Gain from sale of subsidiaries	-	(528,192)
Restricted stock received in litigation settlement	(154,000)	-
Unrealized gain related to adjustment of derivative
to fair value of underlying security	(114,286)	-
Changes in operating assets and liabilities:
Accounts receivable	95,217	(81,625)
Accounts receivable, related parties	16,466	12,952
Notes receivable	(202)	-
Inventory	(35,435)	-
Prepaid expenses	(9,408)	(18,684)
Capitalized loan costs	-	22,180
Accounts payable	39,190	55,254
Accounts payable , related parties	29,731	-
Accrued liabilities	87,559	78,956
Unearned rent	(23,094)	(5,361)
Deferred revenue	632	(8,602)
Refundable deposits	851	(500)
Deferred gain on sale of subsidiary	-	(21,770)
Current portion of WVDEP liability	-	(20,000)
Net cash provided by (used) in operating activities	395,522	(412,955)

CASH FLOWS FROM INVESTING ACTIVITIES

Issuance of note receivable	-	(124,840)
Proceeds from note receivable	-	6,790
Correction of duplicate entry, previous period	539	-
Cash paid for securities investments	(47,431)	(34,757)
Purchase of marketable securities - restricted	(4,002)	-
Purchase of property, plant and equipment	(551,371)	(359,222)
Sale of retail shopping plaza	988,550	-
Proceeds from sale of marketable securities	-	195,608
Acquisition of Salt Lake Development Corp.	(903,603)	-
Net cash (used) in investing activities	(517,318)	(316,421)

The accompanying notes are an integtal part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, (Continued)

	For the Years Ended
	December 31,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES		(Restated)

Payments on long-term debt	(106,311)	(88,508)
Proceeds from issuance of long-term debt	110,914	295,507
Proceeds from issuance of convertible debenture	-	200,000
Issuance of Preferred Series C stock for cash	-	50,000
Receipt of stock subscriptions receivable	396,691	43,821
Old stock subscription receivable reclassified	1,493
Issuance of common stock for stock options exercised	38,506	371,974
Pay off convertible debenture	(5,000)	(5,000)
Pay off note payable, sale of retail shopping plaza	(938,255)	-
Mortgage assumed, acquisition of S. L. Development	551,707	-
Net cash provided by financing activities	49,745	867,794

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(72,051)	138,418

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	232,491	94,073

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$160,440	$232,491

SUPPLEMENTAL DISCLOSURE OF INFORMATION

CASH PAID FOR:

Interest	$243,424	$262,679

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Preferred stock issued for services	$-	$8,000

Common stock issued for services	$86,519	$898,818

Intrinsic and fair value of options issued	$56,751	$-

Common stock issued for subscription receivable	$34,500	$417,830

Common stock issued for variable deferred consulting	$-	$43,988

Common stock issued for building improvements	$10,000	$141,564

Common stock issued and applied on vendor accounts payable	$49,642	$172,605

Unrealized gain on adjustment of derivative
to fair value of underlying security	$(114,286)	$-

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES

a. Organization

Nexia Holdings, Inc. (Nexia or The Company) was incorporated under the laws of the State of Colorado on April 20, 1987 as Metropolitan Acquisition Corporation. On October 5, 2000, Nexia merged with a Nevada corporation with the same name, effectively changing its state of domicile from Colorado to Nevada.

Nexia’s current operating subsidiaries are Diversified Holdings I, Inc., Downtown Development Corporation, Wasatch Capital Corporation, Canton Industrial Corporation of Salt Lake City Inc., West Jordan Real Estate Holdings, Inc., Salt Lake Development, Inc., Landis LLC and Kearns Development Corporation.

b. Basis of Consolidation

The consolidated financial statements include the accounts of Nexia Holdings, Inc. and subsidiaries that are more than 50% owned. In addition, Nexia consolidates variable interest entities for which it is deemed to be the primary beneficiary. Nexia’s share of earnings or losses of associates, in which at least 20% of the voting securities is owned, is included in the consolidated operating results using the equity method of accounting.

Diversified Holdings I, Inc. (DHI), a Nevada corporation is a 99% owned subsidiary of Nexia. DHI was formed on March 22, 1996. DHI is a holding company which has majority ownership of the following subsidiaries:

Wasatch Capital Corporation (WCC), a Utah corporation, was incorporated on June 10, 1991. WCC owns a commercially rented building in downtown Salt Lake City. DH1 owned 100% and 98% of Wasatch common stock as of December 31, 2005 and 2004 respectively. On September 16, 2004 Wasatch issued one million shares of its common stock to DH1 in total satisfaction of its outstanding debt to DH1.

West Jordan Real Estate Holdings, Inc. (WJREH), was formed on June 7, 1994 in Utah for the purpose of acquiring, owning and managing a specific property. WJREH sold its real estate holdings on April 20, 2005.

Salt Lake Development Corporation (SLD), a Nevada corporation, was incorporated on February 15, 1996 and is the successor to the interests and title of the Utah corporation of the same name to an office building located at 268 West 400 South Salt Lake City, Utah. SLDC is 98% owed by DHI.

Kearns Development Corporation (Kearns), a Nevada corporation, was incorporated February 16, 1996 as Cyber Studio, Inc. On April 4, 2001, its name was changed to Kearns Development Corporation. During 2000, Kearns purchased a commercially rented building in Kearns, Utah. Kearns is owned 90.7% by DHI.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Downtown Development Corporation (Downtown) was incorporated by the Company on November 30, 1999 in Utah as A-Z South State Corporation. On August 22, 2001, its name was changed to Downtown Development Corporation. Downtown owns a commercially rented building in Salt Lake City, Utah, and is 99.8% owned by DH1.

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

Landis LLC, a Utah limited liability company (Landis) was organized on May 4, 2005 for the purpose of operating an AvedaTM Lifestyle Salon. DHI acquired a 20% interest in exchange for a $100,000 cash investment. Nexia’s president, Richard Surber, holds a 60% interest in Landis and is the sole operating member of Landis LLC. Landis’ operations have been consolidated in these statements based upon the common control of Nexia and Landis by Richard Surber.

c. Accounting Method

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

d. Compensating Cash Balances

The Company=s subsidiary, West Jordan Real Estate Holdings, Inc. signed a note payable. As part of the note, WJREH agreed to deposit $3,750 monthly into a bank account to be used for capital improvements, tenant improvements and leasing commissions. The account balance was $80,078 at December 31, 2004. This note was paid in full as part of the sale of Glendale Plaza by WJREH and the cash balance in the capital improvements bank account was paid to WJREH during 2005, reducing the balance on December 31, 2005 to $0.

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

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:

	2005	2004
		(Restated)
Deferred tax assets
NOL Carryover	$4,762,891	$4,697,711

Capital (gain) loss	(95,351)	661,050

Other	50,545	36,820

Deferred tax liabilities:	-	-

Valuation allowance	(4,718,085)	(5,395,581)

Net deferred tax asset	-	-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

	2005	2004
		(Restated)

Book loss	$(130,548)	(2,920,584)
Bad debt	30,500	-
Asset impairments	155	194,194
Other (Charitable contribution)	11,725	3,120
Stock for services/option expense	133,268	1,685,573
Valuation allowance	(45,100)	1,037,697
	-	-

At December 31, 2005, the Company had net operating loss carryforwards of approximately $8,558,175 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the December 31, 2005 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The Company has not filed its’ 2005 tax return as of the date of filing of this Form 10-KSB.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

f. Fixed Assets and Depreciation

Fixed assets are stated at cost. Expenditures that materially increase the life of the assets are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized at that time. Depreciation is computed on the straight line method for financial statement purposes over the following useful lives:

Building and improvements             15-39 Years
Furniture, equipment and fixtures      5-10 Years
Vehicles                                              5 Years
Computer equipment and software        3 Years

g. Revenue Recognition

The Company recognizes revenue from its three main sources of revenue as follows:

Rental Revenue

Rental revenues are recorded in the period in which they are earned in accordance with rental agreements and lease contracts. Rent payments are typically due by the 1st of each month. Occasionally, the Company will receive rent payments at the end of preceding months for the following months rent. The Company will record these as unearned rent until such time as the rent has been earned.

Sales - Salon and Consulting Revenue

The Company ceased providing consulting services in 2004. There may be a small amount of consulting from time to time. There was a nominal amount of revenue received in 2005 from consulting. The amount of deferred revenue at December 31, 2005 related to consulting services for which the Company received restricted securities was $988 compared to $256 for the year 2004. This represents the fair value of the portion of the available for sale securities for which revenue was deferred at December 31, 2005.

Landis, LLC, a hair and beauty salon began operating in November 2005. The Company, through a subsidiary, has a 20% investment in the salon. It is included in the consolidated financial statements because the Company president and CEO is the major partner in the salon business. The salon records revenue on the accrual basis of accounting.

h. Marketable Securities

The Company follows the provisions of SFAS 115 regarding marketable securities. The Company>s securities investments that are bought and held principally for the purpose of selling

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost in investments and other assets. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a separate component of equity. All marketable securities held by the Company have been classified as available-for-sale securities.

i. Stock-based Compensation

The Company applies Accounting Principles Board (“APB”) Opinion NO. 25, “Accounting for Stock Issued to Employees, and Related Interpretations”, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 to stock-based employee compensation:

	2005	2004
		Restated

Net loss, as reported	$(130,548)	$(2,920,584)
Add: Stock based employee compensation expense
included in reported loss, net of related tax effects	44,875	857,717
Deduct: Total stock-based employee compensation
expense determined under fair value based methods
for all awards, net of related tax effects	0	(202,474)
Pro forma net loss	$(85,673)	$(2,265,341)

Net loss per common share
Basic loss as reported	$0.00	$(0.00)

Basic loss pro forma	$(0.00)	$(0.0007)

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

k. Impairment of Long-Lived Assets

The Company evaluates its long-lived assets in accordance with Statement of Financial Accounting Standard No. 144, AAccounting for the Impairment or Disposal of Long Lived Assets@. The Company recognizes impairment losses as the difference between historical cost and fair value of the asset, less costs to sell, when management determines that events and circumstances indicate a need to assess impairment, and when that assessment indicates that historical cost materially exceeds fair value, less costs to sell. There was no impairment expense of long-lived assets for the years ended December 31, 2005 and 2004.

l. Advertising Expense

The Company expenses advertising costs as incurred. Advertising expense was $15,516 and $2,232 for the years ended December 31, 2005 and 2004, respectively.

m.  Basic Loss Per Common Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

	For the Years Ended
	December 31,

	2005	2004
		(Restated)
Numerator:
Income (loss) before minority interest	$251,599	$(2,927,760)
Minority interest	65,368	7 ,176
Net income (loss) before discontinued
Operations	186,231	(2,920,584)

Discontinued operations	(316,779)	-

Net loss	$(130,548)	$(2,920,584)
Denominator:
weighted average shares outstanding	3,171,129,396	90,299,865

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Loss per weighted average
common share:
Income (loss) per common share before
minority interest	$0.0001	$(0.0324)
Minority interest in income (loss) per
common share	-	-

Net income (loss) per common share before
discontinued operations	0.0001	(0.324)
Loss per common share on
discontinued operations	(0.0001)	-

Net loss per common share, basic	$-	$(0.0324)

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per share” (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the years ended December 31, 2005 and 2004, options were excluded from the computation of diluted loss per share because their effect would be antidilutive.

The equivalent common shares for the outstanding convertible debenture, subject to accounting for derivatives, have been excluded from the calculation of diluted net loss per share.

n. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

o. Newly Issued Accounting Pronouncements

During the year ended December 31, 2005, the Company adopted the following accounting pronouncements:

FASB Interpretation No. 46 (revised)“Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” - In December 2003 FASB issued this revision in which this Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FASB believes that the accounting for variable interest entities has become “fragmented and incomplete”. Its purpose is not to restrict the use of variable interest entities. Instead it seeks to improve financial reporting by those enterprises that are involved with variable interest entities. The adoption of FIN 46R did not have a material impact on the Company’s financial statements.

The consolidated financial statements include the accounts of Nexia Holdings, Inc. and subsidiaries that are more than 50% owned. In addition, Nexia consolidates variable interest entities for which it is deemed to be the primary beneficiary. Nexia’s share of earnings or losses of associates, in which at least 20% of the voting securities is owned, is included in the consolidated operating results using the equity method of accounting.

FASB Interpretation No. 47“Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143” - In March 2005 FASB issued this interpretation to clarify timing issues with liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. It also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements where it is practicable to do so. SFAS 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. We do not expect the adoption of SFAS 154 to have a material impact on its consolidated financial position, results of operations or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives.   We expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

 In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which amends FASB Statement No. 140 (“SFAS No. 140”). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  We do not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

p. Presentation

Certain amounts have been reclassified in the December 31, 2004 financial statements to conform to the December 31, 2005 presentation.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through December 31, 2005 of $13,275,599, and has a working capital deficit of $971,535 at December 31, 2005 all of which raise substantial doubt about the Company's ability to continue as a going concern.

Primarily, revenues have not been sufficient to cover the Company's operating costs. Management's plans to enable the Company to continue as a going concern include the following:

•  Increasing revenues from rental properties by implementing new marketing programs
•	Making certain improvements to certain rental properties in order to make them more marketable
•	Reducing expenses through consolidating or disposing of certain subsidiary companies
•	Raising additional capital through private placements of the Company's common stock
•	Purchasing revenue producing real estate
•	Decreasing payroll expenses and use of options as compensation
•	Using stock and option-based compensation to cover payroll and other permissible labor costs
•
Refinancing of the notes secured by the real property held by Wasatch Capital Corporation would have a significant effect on the working capital deficit of the Company, such refinancing is being sought by management.

•	Evaluating and acquiring additional operations which may have a positive effect on the cash flow and profitability of Nexia.

There can be no assurance that the Company can or will be successful in implementing any of its plans or that it will be successful in enabling the company to continue as a going concern. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - RELATED PARTY TRANSACTIONS

Richard Surber has at various times been appointed to serve as an officer or director for some clients of Nexia. These appointments have been disclosed to the members of the board and the approval of the board of directors has been granted in each of these cases. As payment for services provided to these corporations, Surber has received securities of those corporations, and these transactions have been disclosed to the board of directors in each case.

Mr. Surber is licensed to practice law in the State of California and occasionally represents corporate clients on various corporate matters. Mr. Surber has disclosed the fact that he, on occasion, does act as counsel to several companies for which he receives fees for the legal services provided.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On January 29, 2004 the Company, and/or its subsidiaries entered into the following agreements to settle debts and obligations with Axia Group, Inc., a related party of which Richard Surber, President of the Company, also served as an officer and director:

1.
Diversified Holdings I, Inc. accepted the assignment of certain rights to securities with a stated value of $50,000 due in the settlement of Axia's litigation claim against America West Securities and Robert Kay.

2.
Diversified Holdings, I, Inc. also accepted an assignment of Axia's rights (presently being litigated) against Kevin Sheff for the recovery of 10,000 post-split shares of Axia Group, Inc.'s common stock.

3.
As settlement of compensation due under a May 2, 2003 Consultant Agreement with Hudson Consulting Group, Inc., Axia Group Inc. transferred 9,100,012 (pre-reverse split) shares of Nexia common stock to Hudson.

4.	A full release and settlement of all claims against Axia Group, Inc. was signed by Nexia Holdings, Inc., Wasatch Capital, Inc., Hudson Consulting Group, Inc. and West Jordan Real Estate Holdings, Inc.

The end result of the agreements was to resolve and settle all claims against Axia Group, Inc. held by the named entities, all subsidiaries of Nexia Holdings, Inc. Richard Surber, President of the Company, was formerly an officer and director of Axia Group, Inc. The purpose of the above described transaction was to settle the various claims and resolve the debts and obligations that existed between Axia and the Company and its subsidiaries.

On September 28, 2004, the Company authorized the issuance of 8,000,000 shares of Series B Convertible Preferred Stock to the president of the Company, Richard Surber. The shares were issued as compensation for both his service as president of the Company and for acting as a guarantor on real estate mortgages for subsidiaries of the Company. The shares were issued in a private transfer exempt from registration under Section 4(2) of the Securities Act of 1933. This issuance was reported on a Form 8-K filing made on September 28, 2004.

In November of 2005, the Company acquired a 20% equity interest in Landis LLC for a $100,000 cash payment. Landis operates an AvedaTM lifestyle salon that features AvedaTM products for retail sale. Landis LLC is controlled by Nexia’s Chief Executive Officer, Richard Surber, who owns a 60% interest in Landis. Nexia has consolidated Landis for accounting purposes because of its ownership interest and common control.

On March 30, 2006 Wasatch Capital Corporation and Diversified Holdings X, Inc, a related party doing business as Black Chandelier agreed to a joint venture operation in which 50% of the net profits from Black Chandelier’s internet sales will be paid to Wasatch as a result of allowing Black Chandelier the use of equipment and space located in the Wallace Bennett buildings owned by Wasatch one of the Company’s subsidiaries. The bulk of these assets were seized for failure to pay rent and are currently being used in furtherance of the joint venture operation.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 4 - NOTES RECEIVABLE

Notes receivable consist of the following at December 31, 2005 and 2004:
	2005	2004

Notes receivable from an individual, with interest at 8%, due August 10, 2002,
secured by a building	$255,000	$255,000

Note receivable from an individual for the sale of a vehicle with interest
at 6.99%, due in 60 monthly payments of $900, secured by vehicle	13,064	34,249

Note from a corporation, with interest at 115%, due in four monthly
payments of $31,250, plus interest and unsecured	-	100,000

Note receivable from a company, non-interest bearing, due on demand, unsecured	90,100	81,700

Allowance for doubtful accounts	(345,000)	(315,950)

Total Notes Receivable	$13,164	$154,999

At December 31, 2005, three of the notes were in default (two of the notes were from the same debtor). The Company has taken legal action against Creating Marketing Group, Inc. and its president.

NOTE 5 - FIXED ASSETS

Fixed assets consist of the following at December 31, 2005 and 2004:

	2005	2004

Buildings and improvements	$3,482,048	$3,510,066
Furniture and equipment	284,629	182,311
Vehicles	3,650	3,650
Accumulated depreciation	(675,954)	(760,975)

Total property and equipment, net	3,094,373	2,935,052

Land	689,295	489,295

Total fixed assets	$3,783,668	$3,424,347

For the years ended December 31, 2005 and 2004, the Company recorded depreciation expense of $129,391 and $123,845, respectively.

Certain figures from the previous year have been re-classified to conform to the current year’s presentation. Such re-classification is for presentation purposes only and has no effect on previously reported results.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 6 - INVESTMENT IN MARKETABLE EQUITY SECURITIES

The following is a summary of the Company's investment in available-for-sale securities as of December 31, 2005
	Available-for-Sale
	Gross	Gross
	Unrealized	Unrealized	Fair
	Profit	Losses	Value

		2005	2005
Equity securities free trading	$-	$5,721	$250,873
Equity securities restricted	-	-	-
	$-	$5,721	$250,873

Changes in the unrealized loss on available-for-sale securities during the years ended December 31, 2005 and 2004 reported as a separate component of stockholders' equity are as follows:

	For the Years Ended
	December 31,

	2005	2004

Beginning Balance	$(6,767)	$(862)
Increase in unrealized holding gains (losses)	1,046	(5,905)
Ending Balance	$(5,721)	$(6,767)

During the years ended December 31, 2005 and 2004, the Company recognized $155 and $194,194 respectively,  in permanent impairment expense on marketable securities.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 7 - PREFERRED STOCK AND COMMON STOCK

Preferred

The Company has authorized up to 50,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock can be issued in various series with varying dividend rates and preferences.

As of April 15, 2006, the number of shares of Series A Convertible Preferred Stock issued and outstanding is none. The Series A Convertible Preferred Shares have voting rights which equate to 100 shares of common stock for every 1 Series A Preferred share and may be converted into $10 worth of common stock. A total of 10,000,000 shares have been designated and authorized as Series A Preferred Shares of a total number of 50,000,000 authorized shares of preferred stock.

On August 25, 2004, the Company filed with the Nevada Secretary of State a Certificate of Designation of the Rights and Preferences of Preferred Stock of Nexia Holdings, Inc. This designation created 10,000,000 shares, par value $0.001, of Series B Convertible Preferred Stock, out of the 50,000,000 authorized shares of preferred stock of the Company. The Series B Preferred Stock holds voting rights equal to 500 shares of common stock for each share of the Series B Preferred Stock issued, the shares do not have any conversion rights into common stock or any other class of stock of the Company. This filing was reported on an 8-K filing made on August 31, 2004.

On September 28, 2004, the Company authorized the issuance of 8,000,000 shares of Series B Convertible Preferred Stock to the president of the Company, Richard Surber. The shares were issued as compensation for both his service as president of the Company and for acting as a guarantor on real estate mortgages for subsidiaries of the Company. The shares were issued in a private transfer exempt from registration under section 4(2) of the Securities Act of 1933. This issuance was reported on a Form 8-K filing made on September 28, 2004.

On November 8, 2004, the Company filed with the Nevada Secretary of State a Certificate of Designation of the Rights and Preferences of Preferred Stock of Nexia Holdings, Inc. designated as Series C Preferred Stock. The designation of 5,000,000 shares of the 50,000,000 authorized as Series C Preferred Stock provides that the Series C shares will hold conversion rights into shares of the common stock of the Company equal in value to $5.00 per share and are subject to redemption by the Company upon a $5.00 cash payment. The Series C Preferred Shares hold no voting rights. This filing was reported on a Form 8-K filing made on November 10, 2004.

On November 10, 2004 an agreement was entered into with Joseph Corso, Jr. to sell him 100,000 shares of its Series C Preferred Stock in exchange for a cash payment of $50,000. These shares had not been registered for sale and the exchange was handled as a private sale exempt from registration under section 4(2) of the Securities Act of 1933. This exchange was reported on a Form 8-K filing made on November 12, 2004.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Common Stock

The Company, in early 2004 increased the number of authorized common shares from 1,000,000,000 to 10,000,000,000 shares of common stock with a par value of $0.001 per share. On October 19, 2004 the Company carried out a reverse stock split of the issued and outstanding shares of common stock on the basis of 1 one share for 1,000 outstanding shares. This reverse stock split was carried out without reducing the number of authorized shares.

The Company has not declared a cash dividend for any of its classes of stock during the fiscal year ended December 31, 2005.

NOTE 8 - OUTSTANDING STOCK OPTIONS

As permitted by FASB Statement 123 "Accounting for Stock Based Compensation - Transition and Disclosure" (SFAS No. 123), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations and make pro forma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

On February 1, 2005, the Board of Directors of the Company amended the “2004 Benefit Plan of Nexia Holdings, Inc.” as originally adopted on January 12, 2004 for the 8th time to increase the number of shares of common stock that the Company may issue under the terms of the plan to its employees, consultants, contractors, advisors or other individual persons to 3,503,650,000 shares, post November 1, 2004, reverse-split shares.

On February 4, 2005, the Board of Directors of the Company adopted the “2005 Benefit Plan of Nexia Holdings, Inc.” under which the Company may issue stock or stock options to employees, consultants, advisors or other individual persons. The total number of shares covered by the 2005 plan is 1,000,000,000 shares of the Company’s common stock. This plan expires on the earlier of the date that is five years from the date the plan was adopted or the date on which the one billionth share is issued.

During 2004, the Company granted employees, consultants, advisors and others 1,246,425,823 options to purchase common stock at a floating option price set at 75% the market price at the time of exercise, resulting in the recording of $1,275,738 in compensation expense for the intrinsic value and fair values.

During 2005, the Company granted employees, consultants, advisors and others 1,000,000,000 options to purchase common stock at a floating option price set at either 65% or 75% of the market price at the time of exercise, resulting in the recording of $57,250 in compensation expense for the intrinsic value and fair values.

On March 21, 2006, the Board of Directors of the Company adopted the “2006 Benefit Plan of Nexia Holdings, Inc.” under which the Company may issue stock or stock options to employees, consultants, advisors or other individual persons. The total number of shares covered by the 2006 plan is 500,000,000 shares of the Company’s common stock. This plan expires on the earlier of the date that is five years from the date the plan was adopted or the date on which the five hundred millionth share is issued.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A summary of the status of the Company's stock option plans as of December 31, 2005 and 2004 and changes during the years is presented below. The stated number of options reflect the effect of the November 1, 2004 reverse stock split:

	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of year	722,500	$0.001	-	$-
Granted	1,000,000,000	0.00016	1,246,425,823	0.001
Exercised, expired, cancelled	(1,000,587,500	0.00016	(1,245,703,323)	0.001

Outstanding end of year	135,000	$0.001	722,500	$0.001

Exercisable	135,000	$0.001	722,500	$0.001

The Company determined the fair value of the stock option issued during the periods at the grant dates using the fair market value on the dates of the options granting, less the 75% shares of cash to be received by the Company for the option purchase price.

The outstanding end of year options at December 31, 2005 and 2004 are all options issued in 2004. The outstanding end of year option price is an average price per options issued in 2004.

NOTE 9 - LONG-TERM DEBT

On January 9, 2003, Kearns Development Corporation refinanced the underlying debt associated with certain land and real property. The new debt obligation is for $660,000 with an interest rate of 7.16% and monthly installment payments of $5,223 through January 9, 2013 at which time the remaining unpaid balance is due and payable in full. This debt obligation is secured by a first trust deed on the land and building and is personally guaranteed by the president of the Company. Proceeds from this refinancing were used to retire the previous debt associated with the land and real property having an outstanding balance of $615,012 at December 31, 2002.

On January 30, 2003, West Jordan Real Estate Holdings, Inc. entered into a capital lease for a photocopy machine. The lease has a term of 5 years, calls for a $1,056 advance payment with monthly payments of $352 and an option to purchase the photocopy machine for fair market value at the end of the lease. The lease has an outstanding balance of $7,261 at December 31, 2005.

On March 14, 2003, West Jordan Real Estate Holdings, Inc. executed a promissory note with an unrelated individual to borrow $30,000 to be repaid on or before March 14, 2004. The obligation bears interest at a rate of 4% and is unsecured. In connection with this debt transaction, the Company issued to this

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

individual 5,000 shares of the Company's common stock as additional consideration for making the loan. The shares have been valued at fair market value on the date of the transaction, $10.00 per share or $50,000 in total. This amount was recognized as current balance costs and was amortized over the 12 month life of the loan. This loan was paid in full in April of 2005.

	2005	2004

Note payable bearing interest at 8%, monthly payments of
$13,487, due on demand or in monthly payments through
July 2012, secured by first trust deed on land and buildings.	$-	$958,416

Note payable bearing interest at 7.15%, monthly payments
of $5,223 through January 2013, secured by first trust deed
on land and building, guaranteed by the Company's president
and CEO. The note was amended in December 2004 to
remove the “on demand” clause.	612,388	630,203
Mortgage payable bearing interest at 7.5%, monthly payments
of $8,875 through May 2008, then lump sum balloon payment
due, secured by first trust deed on land and building, and
guaranteed by the Company's President and CEO.	827,938	798,056
Note payable bearing interest at 7.16%, monthly payments
of $3,061, in monthly payments through December 2012,
secured by deed of trust on land and buildings and guaranteed by the Company’s President and CEO. The note was amended
in December 2004 to remove the “on demand” clause.	366,057	376,820

Note payable bearing interest at 6.99%, monthly payments
of $900, due November 2007, secured by vehicle.	19,395	27,784

Notes payable, bearing interest at 4%, due January 14, 2005,
unsecured.	2,922	21,353

Mortgage payable bearing interest at 8.25%, monthly
payments of $304, due September 2016, secured by
first trust deed on building.	25,579	27,964
Capital lease payable in monthly payments of $330 through
January 2008, secured by leased equipment.	7,266	12,322

Mortgage payable bearing interest at 8.125%, monthly payments
Of $5,331, due February 2029, secured by first trust deed on Building .	547,012	-

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Capital lease payable in monthly installments of $1,122 through December 2010 and secured by the leased equipment.	45,690	-

	2,454,247	2,852,918

Less current portion	(929,908)	(120,757)

	$1,524,339	$2,732,161

Scheduled principal reductions are as follows:

Year Ending December 31:

2006	$929,908
2007	76,438
2008	67,609
2009	72,485
2010	77,437
Thereafter	1,230,370,
$2,454,247

At December 31, 2005, the Company was current on all notes payable.

NOTE 10 - TREASURY STOCK

The Company accounts for its treasury stock at cost. Treasury stock includes all shares of the Company owned by the Company and its subsidiaries. At December 31, 2005, there were 20,038,340 (pre-reverse split) shares of common stock reflected as treasury stock at a cost of $100,618.

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

NOTE 12 - SIGNIFICANT EVENTS

In May 2004, Hudson Consulting, a subsidiary of the Company, sold its stock investment in Caye Chapel for $90,573. There was a net gain on the sale of $36,918 after payments of Caye Chapel creditors from the sale proceeds, as agreed to in the contract of sale.

In September 2004 the Company’s subsidiary, Diversified Holdings I, Inc., recorded rental expense of $105,000 for rent on the 400 South office building for 2004 until the date of move in November 2004, in

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

accordance with an agreement with Diversified Financial Resources Corporation. The contra entry was a Gain on Sale of Subsidiary, Wichita Development Corporation, to recognize part of the gain from the sale.

On December 31, 2004, the stock of four subsidiary companies was sold to We are Electric, LLC, an unrelated company, for $100. The four subsidiaries were Golden Opportunity Development Corporation, Canton Tire Recycling of West Virginia, Inc., Canton’s Wild Horse Ranch-II and Oasis International Hotel and Casino, Inc.

On the basis of a written agreement, the intercompany account balances of the retained Nexia companies with the four companies sold were forgiven. This resulted in a net forgiveness of debt income to the retained Nexia companies of $1,470,541. The sale of the four subsidiaries resulted in a net gain on sale of subsidiaries of $242,352.

In April of 2005 West Jordan Real Estate Holdings Corporation , (WJRHC) sold the Glendale Plaza Shopping Center for a cash price of $1,860,000 and paid off the outstanding loan on the property in the sum of $952,665.92. There was a recognized gain on the sale of $756,471. As this was the only operating asset of WJRHC, this entity will be discontinued in 2006.

Landis LLC, is a Utah limited liability company (Landis) and was organized for the purpose of operating an AvedaTM Lifestyle Salon. DHI acquired a 20% interest in exchange for a $100,000 cash investment. Nexia’s president, Richard Surber, holds a 60% interest in Landis and is the sole operating member of the LLC. Landis operations have been consolidated in these statement based upon the common control of Nexia and Landis. The Company holds a 20% interest in Landis, LLC

The loan secured by the Wallace-Bennett building held by Wasatch Capital Corporation is due on May 10, 2006. The Company and Wasatch are seeking to refinance or extend this loan package. The current loan balance as of April 20, 2006 of $813,940 is being carried as a current liability.

NOTE 13 - SEGMENT INFORMATION

Nexia Holdings, Inc. has identified two reportable segments in which it operates based on the services it provides, using the guidelines set forth in SFAS No. 131, Information “Disclosures about Segments of an Enterprise and Related Information”. The reportable segments are as follow - real estate operations (“Real Estate”), which includes primarily the purchase, sale and rental of commercial real estate and sales - salon and consulting (“Sales-Salon and Consulting”), which is primarily a new salon business. The Company has phased out consulting. There was a small amount of consulting revenue in 2005 and no related expenses.

Common overhead costs are included in the Consulting and other segment as other expenses.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Summarized financial information concerning reportable segments is shown in the following table:

	For the year	Sales - Salon	Real
	Ended Dec. 31,	and Consulting	Estate		Total

Revenues	2005	$134,394	$281,351		$415,745
	2004	121,633	512,456		634,089

Cost of revenues (including	2005	(50,607)	(435,647)		(486,254)
mortgage interest)	2004	(1,069,329)	(1,055,139)		(2,124,468)

Expenses	2005	(137,873)	(591,144)		(729,017)
	2004	(1,349,885)	(652,765)		(2,002,650)

Miscellaneous expense	2005	-	(241)		(241)
	2004	-	(26,187)		(26,187)

Interest Income	2005	22	43,466		43,488
	2004	5,493	-		5,493

Interest expense (not	2005	(618)	(68,769)		(69,378)
mortgage expense)	2004	-	(31,521)		(31,521)

Income from litigation settlement	2005	-	206,500		206,500
	2004	-	-		-

Gain on sale of real estate	2005	-	756,471		756,471
	2004	-	-		-

Income (loss) on sale of subsidiaries	2005	-	-		-
	2004	-	528,192		528,192

Unrealized gain - convertible	2005	-	114,286		114,286
debenture derivative	2004	-	-		-

Loss from discontinued operations	2005	-	(316,779)		(316,779)
	2004	-	-		-

Net income (loss) applicable to	2005	(57,035)	308,634		251,599
segment	2004	(2,761,621)	(166,139)		(2,927,760)

Minority share of income (loss)	2005	(3,015)	68,383		65,368
	2004	-	(7,176)		(7,176)

Total assets	2005	395,996	3,923,920		4,319,916
(net of intercompany accounts)	2004	471,584	3,534,476		4,006,060

Property and equipment acquisitions	2005	330,460	1,124,514	(1)	1,454,974
	2004	6,308	358,453		364,761

Depreciation and amortization	2005	5,507	135,792		141,299
	2004	4,965	131,060		136,025

(1) Includes $903,603 from acquisition of Salt Lake Development corporation on August 8, 2005

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 14 - STOCK SUBSCRIPTIONS RECEIVABLE

The Company had stock subscriptions receivable of $11,325 and $375,009 at December 31, 2005 and 2004 respectively.

NOTE 15 - CONVERTIBLE DEBENTURES

On October 31, 2003, the Company issued two convertible debentures for $30,000 each. The debentures accrue interest at 18% per annum, are due November 1, 2004 and are convertible at any time after 45 days into common stock at a conversion equal to 70% of the average closing bid price of the common stock for the three trading days immediately proceeding the date of election. The Company recognized a beneficial conversion feature debt discount of $11,609 which was fully amortized to interest expense by December 31, 2003.

All except $5,000 of the debentures were paid by cash or issuing Nexia stock as of December 31, 2004, and the $5,000 balance was paid in January 2005.

On November 1, 2004, the Company issued a convertible debenture for $200,000. The debenture accrues interest at 24% per annum, is due November 1, 2007 and is convertible, except for $5,000, anytime after one year into common stock at a price equal to 70% of the average closing bid price of the common stock for three trading days immediately preceding the date of election.

NOTE 16 - CONVERTIBLE DEBENTURE DERIVATIVE AND CORRECTION OF 2004 FINANCIAL STATEMENTS

The convertible debenture issued on November 1, 2004, and described in detail in NOTE 15 - CONVERTIBLE DEBENTURES, could be converted into Nexia common stock effective November 1, 2005 and became subject to accounting required for derivatives.

This transaction, to the extent that it is to be satisfied with common stock of the Company, would normally be included as equity obligations. In this instance, however, due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature, the Company is required to record a liability relating to the embedded convertible feature of the convertible debenture payable (included in long-term liabilities as a "Convertible debenturederivative").

The accompanying financial statements comply with current requirements relating to embedded derivatives as described in FAS 133, EITF 98-5 and APB 14 as follows:

The Company allocated the proceeds received to the convertible debt derivative with the initial allowable derivative recording.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Subsequent to to the initial allowable derivative recording, the increase in the intrinsic value of the embedded derivative in the conversion feature of the convertible debenture are accrued as adjustments to the liabilities at December 31, 2005.

The expense relating to the increase in the fair value of the Company's stock, reflected in the change in the fair value of the derivative (noted above), is included as another comprehensive income item as an unrealized gain or loss arising from convertible financing on the Company's balance sheet.

Accreted principal of $16,440 as of December 31, 2005.

The following table summarizes the various components of the convertible debenture as of December 31, 2005:

Convertible debenture	$16,440
Convertible debenture derivative	85,714
102,154
Adjustment of convertible debenture derivative to fair value	114,286
Accretion of principal related to convertible debenture	(16,440)
Total convertible debenture	$200,000

Subsequent to the issuance of the December 31, 2004 consolidated financial statements, the Company determined that these Convertible Debentures issued in November 2004 had not been accounted for properly. A beneficial conversion feature totaling $83,571 had been recognized at the time the debt was issued in 2004 when the conversion feature was not yet in effect until November 2005, as previously discussed. In addition, the provisions of EITF - 00-27 and ABP 14 were utilized not considering the derivative features of the convertible debt requiring consideration of the provisions of EITF 00-19 and FAS 133. The effect of the correction of this error reduced additional paid-in capital by $83,571 and also reduced interest expense, net loss and total comprehensive loss by a corresponding amount in the December 31, 2004 consolidated financial statements, as restated.

NOTE 17 - DISCONTINUED OPERATIONS

On April 21, 2005, West Jordan Real Estate Holdings, Inc.(WJREH) a consolidated subsidiary of Nexia sold Glendale Plaza, a commercial retail strip mall in Salt Lake City, to an unrelated party, and WJREH ceased to be an operating company.

Hudson Consulting Group, Inc., a consolidated subsidiary of the Company, discontinued providing any consulting services in early 2005. Hudson was, and continued to be, the main operating company in the Nexia consolidated group. This responsibility was primarily being the employer entity which involved hiring and

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

terminating employees, paying salaries and wages and preparing periodic payroll tax returns and paying the taxes. Hudson ceased all activities as of December 31, 2005, and its functions were transferred to another company in the Nexia Consolidated Group.

The following is a summary of the combined companies’ operating loss from discontinued operations for the year ended December 31, 2005:

For the Years Ended
December 31,
2005
REVENUE

Rental Revenue	$39,218
Consulting Revenue	1,848

Total Revenue	41.066

COST OF REVENUE

Cost associated with rental revenue	79,714
Interest expense associated with rental revenue	26,444
Cost associated with consulting revenue	- .

TOTAL COST OF REVENUE	106,158

GROSS MARGIN (DEFICIT)	(65,092)

EXPENSES
General and administrative expense	261,645

TOTAL EXPENSES	261,645

OPERATING LOSS	(326,737)

OTHER INCOME (EXPENSE)
Interest expense	(2,214)
Interest income	8,828
Gain on sale of marketable securities	212
Other income	3,132

TOTAL OTHER INCOME (EXPENSE)	9,958

NET INCOME (LOSS) BEFORE MINORITY INTEREST	(316,779

MINORITY INTEREST IN INCOME (LOSS)	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS -

DISCONTINUED OPERATIONS
Loss from discontinued operations	(316,779)

NET LOSS	-

OTHER COMPREHENSIVE INCOME (LOSS)	-

TOTAL COMPREHENSIVE (LOSS)	$-

No income tax benefit has been attributed to the loss from discontinued operations.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 18 - SUBSEQUENT EVENTS

On April 19, 2006 a closing for the sale of the office building owned by SLD, located at 268 West 400 South, Salt Lake City took place. The sales price was $850,000. As of the closing date the outstanding loan balance secured by this building was $553,548. The Company received net proceeds from the sale, after payment of all fees and costs of $238,646.

On March 30, 2006, the Company and Diversified Holdings X, Inc dba Black Chandelier agreed to a joint venture operation in which 50% of the net profits from Black Chandelier’s internet sales will be paid to Nexia as a result of allowing Black Chandelier the use of equipment and space located in the Wallace Bennett buildings owned by the Company’s subsidiary Wasatch Capital Corporation. The bulk of these assets were seized for failure to pay rent and are currently being used in furtherance of the joint venture operation.

NOTE 19 - CONSOLIDATED STATEMENTS OF OPERATIONS GROSS PROFIT (LOSS)

The following schedule shows the comparative gross profit / (loss) for each of the operating segments of the Company, years ended December 31, 2005 and 2004

	2005	2004

Gross loss from real estate operations	$(154,297)	$(542,683)

Gross profit from sales - salon and retail	73,262	-

Gross profit (loss) from consulting operations	10,525	(947,696)

	$(70,510)	$(1,490,379)

The Company ceased consulting operations at the end of 2004. The gross profit in 2005 was from residual collections.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 20 - INCOME FROM LITIGATION SETTLEMENTS

A settlement was reached between a Nexia subsidiary, Diversified Holdings, Inc. (DH1), and Technoconcepts, Inc. on June 15, 2005. DH1 received $20,000 cash and 35,000 shares of Technoconcepts common stock (restricted) valued at $154,000 on June 15, 2005, a total settlement of $174,000.

A settlement was reached in June 2005 between Diversified Holdings, Inc. (DH1) and West America Securities for $42,500 to satisfy a receivable written off as part of the 2003 audit. The settlement is payable in monthly installments. DH1 received $32,500 in 2005.

NOTE 21 - GAIN ON SALE OF SUBSIDIARIES

A Nexia subsidiary, Diversified Holdings, Inc. (DH1), sold four inactive subsidiary corporations to an unrelated company for $100 on December 31, 2004. The gain of $528,192 from the sale resulted from the effect of writing off intercompany balances between the four subsidiary corporations and the other Nexia companies as net gain from forgiveness of debt.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 1, 2005, HJ & Associates, LLC (the “Former Accountant”) resigned as the auditors for the Company.

The reports of the Former Accountant on the financial statements of the Company for each of the two most recent fiscal years, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles for the two most recent fiscal years and the first two subsequent interim periods of 2005, except that the Former Accountant’s opinion in its report on the Company’s financial statements expressed substantial doubt with respect to the Company’s ability to continue as a going concern for the last two fiscal years.

During the Company’s two recent fiscal years and the subsequent interim periods through the date of resignation, there were no reportable events as the term is described in Item 304(a)(1)(iv) of Regulation S-B except for the following:

The Former Accountant advised management that the most recent interim report, the 10-QSB for the period ended September 30, 2005 was filed prior to the Former Accountant completing its review and that they were requesting corrections be made to the consolidation and the accounting for the acquisition by the Company of Salt Lake Development Corporation. This report has been amended and a 10-QSB/A was filed on December 14, 2005, with the Company’s new accountant Bongiovanni & Associates, P.A. conducting the review, including changes to the consolidation and accountings related to the acquisition of Salt Lake Development Corporation.

During the Company’s two most recent fiscal years and the subsequent interim period through the date of resignation, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on these financial statements for those periods.

On December 8, 2005, Bongiovanni & Associates, P.A. (the “New Accountant”) of 17111 Kenton Drive, Suite 204-B, Cornelius, North Carolina 28031 was retained as the auditors for the Company.

In making the selection of the New Accountant the Company’s management and board of directors reviewed auditor independence issues and the absence of any pre-existing business or commercial relationship with the new accountant and concluded that there are no such relationships that would impair the independence of the New Accountant.

During the two fiscal years ended December 31, 2003 and December 31, 2004 and through December 8, 2005, the Company did not consult with Bongiovanni & Associates regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

On January 26, 2006, De Joya Griffith & Company, LLC, (the “New Accountant”) of 6330 McLeod Drive, Suite 1, Las Vegas, Nevada 89120, was retained as the auditors for Nexia Holdings, Inc. (the “Company”).

In making the selection of the New Accountant the Company’s management and board of directors reviewed auditor independence issues and the absence of any pre-existing business or commercial relationship with the new accountant and concluded that there are no such relationships that would impair the independence of the New Accountant. The board and management of the Company concluded that the geographical proximity would benefit the Company in working with the New Accountant and promote the timely completion of work requested from the New Accountant.

During the two fiscal years ended December 31, 2003 and December 31, 2004 and through January 24, 2006, the Company did not consult with De Joya Griffith & Company, LLC regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

On January 26, 2006 the Company informed its prior accountant Bongiovanni & Associates, P.A. (the “Former Accountant”) of 17111 Kenton Drive, Suite 204-B, Cornelius, North Carolina 28031, that it was dismissed as the Company’s auditors.

During the Company’s two most recent fiscal years and the subsequent interim period through the date of dismissal, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on these financial statements for those periods.

ITEM 8A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-14(c) as of the end of the period covered by this Annual Report on Form 10-KSB and as of a date within 90 days of the filing of this report. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name    Age   Position(s) and Office(s)

Richard Surber                  33                        President and Director
Gerald Einhorn                  66                        Vice President, Secretary and Director
Adrienne Bernstein  60                         Director

Richard D. Surber, 33, graduated from the University of Utah with a Bachelor of Science degree in Finance and then with a Juris Doctorate with an emphasis in corporate law, including securities, taxation and bankruptcy. He has served as President and Director of the Company since May of 1999. He also served as an officer and director of the Company's former parent corporation, Axia Group, Inc. (president and director from 1992 until control transferred in 2004). He has been an officer and director of several public companies, including: Golden Opportunity Development Corporation ("GODC"), a majority owned subsidiary of Nexia until December 31, 2004, (president and director from September 1999 to December 19, 2001). GODC's operations (until January 4, 2002), consisted of operating a 134 room motel in Baton Rouge, Louisiana.

Gerald Einhorn, 66, was appointed to the board in June of 2002 as a Director, Vice-President and Secretary of Nexia. He has been employed by Hudson Consulting Group, Inc. (currently a subsidiary of Nexia) in its legal department since February 1996 as an attorney working in the areas of real estate, corporate and securities matters. Prior to that time, Mr. Einhorn was self employed for more than 20 years in Long Island, New York as a wholesale distributor of fresh produce and frozen foods to retail and institutional end users. He is a member of the New York Bar and practiced in New York State of a period of 10 years before entering the food distribution business.

Adrienne Bernstein, 60, was appointed to the Board of Directors in June 2002. Ms. Bernstein had previously been a director of Axia Group, Inc. from 1999 through 2001. From 1988 to 1994, Ms. Bernstein was the Assistant Director of Human Resources for the Love Stores, a chain of retail health and beauty stores. In this capacity, Ms. Bernstein was responsible for hiring and training all employees and for preparing management and employee seminars. Prior to her position with the Love Stores, Ms. Bernstein served as a Vice President for Leucadia National Corporation, a publicly traded company specializing in finance, insurance and manufacturing. In this capacity, Ms. Bernstein's primary emphasis involved real estate management and sales activities.

ITEM 10. EXECUTIVE COMPENSATION

Except as set forth below, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the years 2005, 2004 and 2003. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Richard Surber, the Company's chief executive officer for the past three years.

SUMMARY COMPENSATION TABLE
Annual Compensation			Long Term Compensation
			Awards				Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs(#)	LTIP pay-outs ($)	All Other Compen sation ($)
Richard Surber, President	2005	$150,000(3)
Richard Surber, President	2004	$150,000	-	8,000 [4]	-	-	-	-
Richard Surber, President	2003	51,0001 2	$32,248	-	-	-	-	-

(1) During the years 2003, 2004 and 2005, Mr. Surber was paid a salary by Hudson Consulting Group, Inc. which was acquired as a subsidiary by the Company in February 2002.
(2) Of this amount $39,231 represents salary paid and $11,769 is accrued but unpaid salary due to Mr. Surber, which was paid during 2004.
(3) Of this amount $121,154 represents salary paid during 2005 and $28,845 is accrued but unpaid salary due to Mr. Surber as of December 31, 2005.
(4) The board of directors awarded Mr. Surber 8,000,000 shares of Class B, Preferred Stock with a value of $8,000.

During the year ended December 31, 2005, Richard Surber received $13,000 in litigation settlement proceeds paid to corporations that were formerly related parties due to common control as a result of Surber serving as president of the Company and the parties to the litigation. The litigation filed to collect these sums was filed in California and did not arise from entities that are consolidated into the Company’s financial statements.

Compensation of Directors

In August of 2005, the Company made cash payments in the sum of $2,000 each to Mr. Einhorn and Ms. Bernstein as compensation for their services as directors of the Company. No fixed amount of compensation is set for the directors of the Company and compensation is paid based upon the time and effort required of directors on an as needed basis. The most recent compensation delivered to directors prior to these cash payments was the issuance of 10,000 shares of restricted common stock in the first quarter of 2004 to Mr. Surber, Mr. Einhorn, Ms. Bernstein and to John E. Fry, Jr. Mr. Fry is no longer a director of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's common stock as of March 31, 2006, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 31, 2006, there were 3,889,945,030 shares of common stock issued and outstanding.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT & NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Preferred Series "B" Stock ($0.001par value)	Richard Surber, President & Director 59 West 100 South, Second Floor Salt Lake City, Utah 84101	8,000,000 (3)	100%
Common Stock ($0.001 par value)	Richard Surber, President & Director 59 West 100 South, Second Floor Salt Lake City, Utah 84101	20,091,937 Direct 12,862 Indirect(1)	0.52%
Common Stock ($0.001 par value)	Gerald Einhorn, VP & Director 59 West 100 South, Second Floor Salt Lake City, Utah 84101	10,000	>0.001%
Common Stock ($0.001 par value)	Adrienne Bernstein, Director 59 West 100 South, Second Floor Salt Lake City, Utah 84101	12,957	>0.001%
Common Stock ($0.001 par value)	Oasis International Hotel & Casino, Inc. 59 West 100 South, Second Floor Salt Lake City, Utah 84101	2,655(2)	>0.001%
Common Stock ($0.001 par value)	Hudson Consulting Group, Inc. 59 West 100 South, Second Floor Salt Lake City, Utah 84101	9,905(2)	>0.001%
Common Stock ($0.001 par value)	Joseph Corso, Jr. 167 Zock Road Cuddlebackville, NY 12719	500,000,000	13.55%
Common Stock ($0.001) par Value	Directors and Executive Officers as a Group	20,127,756	0.517%

(1) The shares owned by Hudson Consulting Group, Inc. and Oasis International Hotel & Casino, Inc., are attributed beneficially to Richard D. Surber due to his position as an officer and director in each of the said corporations.
(2) Richard Surber may be deemed a beneficial owner of 12,862 shares of the Company's common stock by virtue of his position as an officer and director of Hudson Consulting Group, Inc. (9,905 shares), and Oasis International Hotel & Casino, Inc. (2,655 shares). Mr. Surber personally owns 20,091,937 shares.
(3) Series "B" has voting rights of 500 to 1 of the common stock, these shares give Mr. Surber 4,000,000,000 votes in any shareholder vote and his personal vote of these shares may not always be exercised in the best interest of the balance of the common stock shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into the following related party transactions:

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

Mr. Surber is licensed to practice law in the State of California and occasionally represents corporate clients on various corporate matters. Mr. Surber has disclosed the fact that he, on occasion, does act as counsel to several companies for which he receives fees for the legal services provided.

On September 28, 2004 the Company authorized the issuance of 8,000,000 shares of Series B Convertible Preferred Stock to the president of the Company, Richard Surber. The shares were issued as compensation for both his service as president of the Company and for acting as a guarantor on real estate mortgages for subsidiaries of the Company. The shares were issued in a private transfer exempt from registration under Section 4(2) of the Securities Act of 1933. This issuance was reported on a Form 8-K filing made on September 28, 2004.

On November 2, 2005, the Company’s subsidiary, Diversified Holdings I, Inc. invested $100,000 in Landis, LLC in exchange for a 20% interest in the LLC. Landis has opened an upscale hair salon located at the corner of 900 East and 1300 South in Salt Lake City, Utah. Richard Surber, president and director of the company holds a 60% ownership interest in Landis LLC.

Subsequent Events to December 31, 2005

On March 30, 2006 the Company and Black Chandelier, Inc. agreed to a joint venture operation in which 50% of all sales proceeds from Black Chandelier’s internet sales will be paid to Nexia as a result of allowing Black Chandelier the use of equipment and space located in the Wallace Bennett buildings owned by the Company’s subsidiary Wasatch Capital Corporation. The bulk of these assets were seized for failure to pay rent and are currently being used in furtherance of the joint venture operation.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits of this Form 10-KSB, which is incorporated herein by reference.

(b)	Reports on Form 8-K.

(1)
On January 7, 2005, the Company filed a Form 8-K, in which the Company reported the Unregistered Sale of Equity Securities to EquitiLink, LLC. The Company delivered 100,000,000 shares of its restricted common stock to EquitiLink as compensation for public relations and communication services performed by Equitilink for the benefit of the Company.

(2)
On April 25, 2005, the Company filed a Form 8-K, in which the Company reported the sale of the Glendale Shopping Plaza by its subsidiary, West Jordan Real Estate Holdings, Inc., for a cash price of $1,860,000 and paid off a loan in the amount of $952,665.92 that was secured by the property.

(3)	On May 27, 2005, the Company filed a Form 8-K, in which the Company reported the resignation of John E. Fry, Jr. as a director of the Company, citing personal reasons as the basis of his resignation.
(4)	On August 18, 2005, the Company filed a Form 8-K, reporting the execution of agreements with Dutchess Private Equities Fund, L.P. providing for up to $10,000,000 in equity financing.
(5)
On August 30, 2005, the Company filed a Form 8-K, reporting that the Company had acquired a 100% equity interest in Axis Labs, Inc. in exchange for the issuance of 165,000 shares of Nexia’s Series C Preferred Stock, reported on an agreement for rescission of that agreement and that the Company president Richard Surber had granted an option to the Company to acquire 8,000,000 shares of the Series B Preferred Stock of the Company held by Mr. Surber.

(6)
On November 8, 2005, the Company filed a Form 8-K, reporting on the issuance of 50,000,000 shares of restricted common stock to Barry Burbank to satisfy all claims for personal services, time and effort that he has provided to the Company. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

(7)	On December 5, 2005, the Company filed a Form 8-K reporting on the resignation of its independent accountants, HJ & Associates, LLC.
(8)	On December 13, 2005, the Company filed a Form 8-K reporting the retention of Bongiovanni & Associates, PA to serve as the Company’s new independent accountants.

Subsequent filing to December 31, 2005:

(1)
On January 6, 2006, the Company filed a Form 8-K/A, amending the prior report on December 13, 2005 reporting on the changing of the Company’s independent accountants from HJ & Associates to Bongiovanni & Associates.

(2)
On January 27, 2006, the Company filed a Form 8-K reporting on the change of the Company’s independent accountants to De Joya Griffith & Company LLC and at the same time reported the dismissal of Bongiovanni & Associates, PA from the same position.

(3)
On February 15, 2006, the Company filed a Form 8-K reporting that Salt Lake Development Inc. had signed an agreement for the sale of real property located at 268 West 400 South, Salt Lake City, Utah for a sales price of $850,000 and an expected closing date of April 27, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s principal independent accountants for the performance of our audit for the year ended December 31, 2004 was H.J. & Associates, LLC. The Company’s principal independent accountants for the performance of our audit for the year ended December 31, 2005 was De Joya Griffith & Company, LLC. The Company’s previous independent accountants, HJ & Associates, performed reviews of the Company’s financial statements for the two quarters ended March 31, 2005 and June 30, 2005. Bongiovanni & Associates PA performed the review of the Company’s financial statements for the quarter ended September 30, 2005.

(i)
Audit Fees. For the fiscal years ended December 31, 2004 and 2005, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statement included in the quarterly reports of Form 10-QSB and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years were $60,125 for 2004 and $48,135 for 2005..

(ii)	Audit-Related Fees. For the fiscal years ended December 31, 2004 and 2005, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.
(iii)	Tax Fee. For the fiscal years ended December 31, 2004 and 2005, there were no fees billed for tax compliance services and there was no tax-planning advice provided.
(iv)	Other Fees. For the fiscal years ended December 31, 2004 and 2005, the aggregate fees billed for services other than services described above were none.

Pre-approved Policy for Audit and Non-Audit Services

The Company does not have a standing audit committee and the full board of directors performs all functions of an audit committee, including the pre-approval of all audit and non-audit services prior to Nexia engaging an accountant. All of the services rendered for Nexia by HJ & Associates, LLC, Bongiovanni & Associates PA and De Joya Griffith & Company, LLC, were pre-approved by the board of directors of Nexia.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXIA HOLDINGS, INC.

Date: May 5, 2006	By:	/s/ Richard Surber
Richard Surber CEO, President and CFO

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard Surber
Richard Surber	CEO, Pres., CFO and Director	May 5, 2006

/s/ Gerald Einhorn
Gerald Einhorn	Director	May 5, 2006

/s/ Adrienne Bernstein
Adrienne Bernstein	Director	May 5, 2006

INDEX OF EXHIBITS
Exhibit No.	Exhibit Page No.	Description
3(i)(a) *	*	Articles of Incorporation of the Company (incorporated herein by reference from Exhibit No. 3(i) to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).
3(i)(b)	*
Articles of Incorporation of Kelly’s Coffee Group, Inc. filed with the Secretary of State of Nevada on August 3, 2000 (incorporated herein by reference from Exhibit No. 3(i) to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).

3(i)(c)	*
Articles of Merger merging Kelly’s Coffee Group, Inc., a Colorado Corporation into Kelly’s Coffee Group, Inc., a Nevada Corporation, filed with the Secretary of State of Colorado on September 22, 2000, and with the Secretary of State of Nevada on October 5, 2000 (incorporated herein by reference from Exhibit No. 3(i) to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).

3(i)(d)	*	Bylaws of the Company, as amended (incorporated herein by reference from Exhibit 3(ii) of the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).
3(ii)	*
Amendment to the Articles of Incorporation changing the Company’s name from Kelly’s Coffee Group, Inc. to Nexia Holdings, Inc. (incorporated herein by reference as filed in the Company’s Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).

3(iii)	*
Amendment to the Articles of Incorporation changing the number of authorized shares of common stock of the Company to 10,000,000,000 (incorporated herein by reference as filed in the Company’s Definitive 14(c) as filed with the Securities and Exchange Commission on March 5, 2004).

3(iv)	*
Form of certificate evidencing shares of "Common Stock” in the Company (incorporated from Exhibit 4(a) to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).

MATERIAL CONTRACTS
10(i)	*	Investment Agreement between Nexia Holdings, Inc. and Dutchess Private Equities Fund, L.P. Incorporated by reference from the Company’s Form SB-2 as filed on January 12, 2006.
10(ii)	*	Registration Rights Agreement between Nexia Holdings, Inc. and Dutchess Private Equities Fund, LP. Incorporated by reference from the Company’s Form SB-2 as filed on January 12, 2006.
10(iii)	53	Placement Agent Agreement between Nexia Holdings, Inc., GunnAllen Financial And Dutchess Private Equities Fund II, LP, dated August 15, 2005.
CERTIFICATIONS
31(i)	45	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(ii)	46	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(i)	47	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(ii)	48	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
OTHER

99(i)	*
February 1, 2005, a Stock Option Agreement between the Company and John Mortensen granting 50,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately. Incorporated by reference from the 10-KSB for the period ended December 31, 2004 filed May 26, 2005.

99(ii)	*
February 1, 2005, a Stock Option Agreement between the Company and Rafael Prado granting 50,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately. Incorporated by reference from the 10-KSB for the period ended December 31, 2004 filed May 26, 2005.

99(iii)	*
February 1, 2005, a Stock Option Agreement between the Company and Rocco Liebsch granting 50,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately. Incorporated by reference from the 10-KSB for the period ended December 31, 2004 filed May 26, 2005.

99(iv)	*
February 9, 2005, a Stock Option Agreement between the Company and Michael Golightly granting 25,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately. Incorporated by reference from the 10-KSB for the period ended December 31, 2004 filed May 26, 2005.

99(v)	*
February 9, 2005, a Stock Option Agreement between the Company and Rocco Liebsch granting 50,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately. Incorporated by reference from the 10-KSB for the period ended December 31, 2004 filed May 26, 2005.

99(vi)	*
February 9, 2005, a Stock Option Agreement between the Company and Edward T. Wells granting 50,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately. Incorporated by reference from the 10-KSB for the period ended December 31, 2004 filed May 26, 2005.

99(vii)	*
February 9, 2005, a Stock Option Agreement between the Company and Brent Sorensen granting 25,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately. Incorporated by reference from the 10-KSB for the period ended December 31, 2004 filed May 26, 2005.

99(viii)	*
February 21, 2005, a Stock Option Agreement between the Company and Michael Golightly granting 75,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately. Incorporated by reference from the 10-KSB for the period ended December 31, 2004 filed May 26, 2005.

99(ix)	*
February 23, 2005, a Stock Option Agreement between the Company and Reggie Ainsworth granting 75,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately. Incorporated by reference from the 10-KSB for the period ended December 31, 2004 filed May 26, 2005.

99(x)	*
February 23, 2005, a Stock Option Agreement between the Company and John Mortensen granting 75,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately. Incorporated by reference from the 10-KSB for the period ended December 31, 2004 filed May 26, 2005.

99(xi)	*
February 23, 2005, a Stock Option Agreement between the Company and Alex Bustos granting 75,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately. Incorporated by reference from the 10-KSB for the period ended December 31, 2004 filed May 26, 2005.

99(xii)	*
March 31, 2005, a Stock Option Agreement between the Company and Sandra Jorgensen granting 50,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately. Incorporated by reference from the 10-KSB for the period ended December 31, 2004 filed May 26, 2005.

99(xiii)	*
March 31, 2005, a Stock Option Agreement between the Company and Ernie Burch granting 50,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately. Incorporated by reference from the 10-KSB for the period ended December 31, 2004 filed May 26, 2005.

99(xiv)	*
March 31, 2005, a Stock Option Agreement between the Company and Alex Bustos granting 50,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately. Incorporated by reference from the 10-KSB for the period ended December 31, 2004 filed May 26, 2005.

99(xv)	*
March 31, 2005, a Stock Option Agreement between the Company and Michael Golightly granting 50,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately. Incorporated by reference from the 10-KSB for the period ended December 31, 2004 filed May 26, 2005.

99(xvi)	*
March 31, 2005, a Stock Option Agreement between the Company and John Mortensen granting 50,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the shares vested immediately. Incorporated by reference from the 10-KSB for the period ended December 31, 2004 filed May 26, 2005.

99(xvii)	62
September 19, 2005, a Stock Option Agreement between the Company and Guy Cook granting 50,000,000 options with a floating option price set at 65% of the market price at the time of exercise, all of the options vested immediately.

99(xviii)	64
September 19, 2005, a Stock Option Agreement between the Company and Michael Golightly granting 50,000,000 options with a floating option price set at 65% of the market price at the time of exercise, all of the options vested immediately.

99(xix)	66
September 19, 2005, a Stock Option Agreement between the Company and John Mortensen granting 50,000,000 options with a floating option price set at 65% of the market price at the time of exercise, all of the options vested immediately.

Subsequent Events

99(i)	68
March 2, 2006, a Stock Option Agreement between the Company and Guy Cook granting 82,500,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(ii)	70
March 2, 2006, a Stock Option Agreement between the Company and Michael Golightly granting 82,500,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(iii)	72
March 2, 2006, a Stock Option Agreement between the Company and Pamela Kushlan granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(iv)	74
March 2, 2006, a Stock Option Agreement between the Company and John Mortensen granting 82,500,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(v)	76
March 2, 2006, a Stock Option Agreement between the Company and Sean Pasinsky granting 82,500,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

* Previously filed as indicated and Incorporated herein by reference.