Form 10QSB
period 2006-03-31
NEXIA HOLDINGS INC
filed 2006-05-22
CIK 833209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 FORM 10-QSB

  (Mark One)
[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

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
  Yes X  No

Indicate by check mark whether the registrant is a shell company. Yes [  ] No [X ]

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of May 17, 2006 was 3,889,943,850.

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

 Our consolidated financial statements are attached hereto as pages 4 through 11 and are incorporated herein by this reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
PAGE

Consolidated Balance Sheets	4-5

Consolidated Statements of Operations and Other Comprehensive Income (Loss)	6-7

Consolidated Statements of Cash Flows	8-9

Notes to Consolidated Financial Statements	10-13

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of March 31,	As of December 31,
ASSETS	2006	2005
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$39,389	$160,440
Accounts and notes receivable, trade - net of allowance of
$18,870 and $18,870 respectively	35,947	36,833
Accounts receivable - related parties (Note 6)	4,577	7,342
Notes receivable - net of allowance of $345,000 and
$345,000 respectively	10,242	13,164
Inventory	40,341	35,435
Prepaid expenses	33,435	28,191
Marketable securities	154,737	250,873

TOTAL CURRENT ASSETS	318,668	532,278

PROPERTY AND EQUIPMENT
Property and equipment, net	3,075,573	3,094,373
Land	689,295	689,295

TOTAL NET PROPERTY AND EQUIPMENT	3,764,868	3,783,668

OTHER ASSETS
Loan costs, net	3,076	3,970

TOTAL OTHER ASSETS	3,076	3,970
TOTAL ASSETS	$4,086,612	$4,319,916

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets, (Continued)

	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2006	2005
	(Unaudited)

CURRENT LIABILITIES

Accounts payable	$274,171	$233,606
Accounts payable - related parties (Note 6)	4,577	29,731
Accrued liabilities	378,940	293,687
Deferred revenue	1,074	988
Refundable deposits	15,892	15,892
Current maturities of long-term debt	910,411	929,908

TOTAL CURRENT LIABILITIES	1,585,065	1,503,812

LONG-TERM LIABILTIES

Convertible debenture derivative	2,143	85,714
Convertible debenture	32,467	16,440
Long-term debt	1,513,477	1,524,339

TOTAL LONG-TERM LIABILITIES	1,548,087	1,626,493

TOTAL LIABILITIES	3,133,152	3,130,305

MINORITY INTEREST	237,282	226,426

STOCKHOLDERS' EQUITY
Preferred Series B stock, $0.001 par value, 50,000,000 shares
authorized, 8,000,000 shares issued and outstanding	8,000	8,000

Preferred Series C stock, $0.001 par value, 5,000,000 shares
authorized, 100,000 shares issued and outstanding	100	100

Common stock $0.001 par value, 10,000,000,000 shares authorized,
3,889,943,850 and 3,189,945,834 shares issued (post reverse split)
and outstanding, respectively	3,889,944	3,539,946
Additional paid-in capital	10,586,206	10,808,402
Treasury stock -29,138 and 29,138 shares
at cost, respectively	(100,618)	(100,618)
Stock subscriptions receivable	(91,479)	(11,325)
Other comprehensive Loss \	(67,428)	(5,721)
Accumulated deficit	(13,508,547)	(13,275,599)

Total Stockholders’ Equity	716,178	963,185

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$4,086,612	$4,319,916

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Other Comprehensive (Loss)

	For the Three Months Ended
	March 31,
	2006	2005
	(Unaudited)	(Unaudited)

REVENUE
Rental revenue	$60,109	$96,636
Rental revenue - related party		-
Sales - Salon and Retail	265,241	-

TOTAL REVENUE	325,350	96,636

COST OF REVENUE
Cost associated with rental revenue	60,853	75,696
Depreciation and amortization associated with rental revenue	32,459	36,652
Interest associated with rental revenue	62,072	58,992
Cost of sales - Salon and Retail	104,303	-
Cost associated with consulting revenue	-	62,383

TOTAL COST OF REVENUE	259,687	233,723

GROSS INCOME (LOSS)	65,663	(137,087)

EXPENSES
General and administrative expense	343,822	306,590
Depreciation expense	11,307	2,560

TOTAL EXPENSES	355,129	309,150

OPERATING LOSS	(289,466)	(446,237)

OTHER INCOME (EXPENSE)
Interest expense	(14,372)	(12,926)
Interest expense - accretion of debt	(16,027)	-
Interest income	61	18,742
Loss on marketable securities	(4,983)	(568)
Loss on disposal of assets	(959)	-
Unrealized gain related to adjustment of derivative
liability to fair value of underlyng security	83,571	-
Other income - debt forgiven	-	14,442
Other income	594	3,172

TOTAL OTHER INCOME	47,885	22,862

NET LOSS BEFORE MINORITY INTEREST	(241,581)	(423,375)

MINORITY INTEREST IN LOSS	8,633	4,261

NET LOSS	(232,948)	(419,114)

OTHER COMPREHENSIVE LOSS
Change in unrealized loss on marketable securities	(61,708)	(21,994)

TOTAL COMPREHENSIVE LOSS	$(294,956)	$(441,108)

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Other Comprehensive Loss
(Continued)

	For the Three Months Ended
	March 31,
	2006	2005
	(Unaudited)	(Unaudited)

Net income (loss) per common share, basic and diluted:

Income (loss) before minority loss	$0.00	$(0.00)
Minority interest in income	-	-

Net loss per weighted average common shares outstanding	$0.00	$(0.00)

Weighted average shares outstanding - basic & diluted	3,652,722,611	2,613,634,221

(Weighted average shares outstanding for year 2004
have been adjusted retroactively to reflect
a reverse stock split on November 1, 2004)

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2006	2005
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(232,948)	$(419,114)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Impairment of marketable securities	-	155
Change in minority interest	10,856	(4,260)
Depreciation expense	42,862	39,212
Amortization of lease / loan costs	894	894
Intrinsic and fair value of stock options issued	35,000	131,494
Issued common stock for services	-	80,268
Allowance for bad debts	-	(950)
Accretion of convertible debenture	16,027	-
Gain from forgiveness of note payable	-	(14,442)
Unrealized gain related to adjustment of derivative
to fair value of underlying security	(83,571)	-
Stock certificate issued in 2003 returned and cancelled	(11,800)	-
Loss on disposal of vehicle	961	-
Changes in operating assets and liabilities:
Accounts receivable	886	7,326
Accounts receivable, related parties	(3,410)	(14,112)
Notes receivable
Inventory	(4,906)	-
Prepaid expenses	(5,244)	(1,721)
Accounts payable	(18,209)	(111,310)
Accounts payable , related parties	39,795	-
Accrued liabilities	85,253	(25,973)
Unearned rent	-	(11,547)
Deferred revenue	86	345
Refundable deposits	-	2,851
Convertible debenture	-	(5,000)
Net cash used in operating activities	(127,468)	(345,884)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(25,023)	(69,414)
Gain from sale of marketable securities	36,802	-
Loss from sale of marketable securities	(2,378)
Proceeds from note receivable	-	25,000
Adjustments between notes receivable and
accounts receivable balances	-	1,839
Net cash provided by (used) in investing activities	9,406	(42,575)

The accompanying notes are an integtal part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, (Continued)

	For the Three Month Ended
	March 31,
	2006	2005
	(Unaudited)	(Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on long-term debt	(27,437)	(18,884)
Receipt of stock subscriptions receivable	24,448	373,516
Proceeds from issuance of long-term debt	-	57,795
Issuance of common stock for stock options exercised	-	38,506
Net cash provided by (used) in financing activities	(2,989)	450,933

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(121,051)	62,474

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	160,440	232,491

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,389	$294,965

SUPPLEMENTAL DISCLOSURE OF INFORMATION

CASH PAID FOR:

Interest	$64,258	$68,055

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Common stock issued for services	$-	$80,268

Intrinsic and fair value of options issued	$35,000	$131,494

Common stock issued for subscription receivable	$105,000	$15,000

Common stock issued for building improvements	$-	$20,200

Unrealized gain on adjustment of derivative
to fair value of underlying security	$83,571	$-

The accompanying notes are an integral part of these consolidated financial statements.

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2006

 NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements for Nexia Holdings, Inc. and Subsidiaries (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 - GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The company has incurred cumulative operating losses through March 31, 2006 of $13,508,547 which raises substantial doubt about the Company’s ability to continue as a going concern. This represents an increase in the cumulative operating loss of $232,948 for the quarter ended March 31, 2006. The Company had a negative working capital balance at March 31, 2006 of $1,266,397.

Revenue has not been sufficient to cover the Company’s operating costs. Management’s plans to enable the company to continue as a going concern include the following:

•	Increase revenue from rental properties by implementing new marketing programs.
•	Make improvements to certain rental properties in order to make them more marketable.
•	Reduce expenses through consolidating or disposing of certain subsidiary companies.
•	Purchase revenue producing real estate.
•	Decrease payroll expenses.
•	Raise additional capital through private placements of the Company’s common stock.
•	Use stock and option-based compensation to cover payroll and other permissible labor costs.
•
Refinancing of the note secured by the real property held by Wasatch Capital Corporation would have a significant effect on the working capital deficit of the Company, such refinancing is being sought by Company management.

There can be no assurance that the Company can or will be successful in implementing any of its plans or that it will be successful in enabling the company to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - OUTSTANDING STOCK OPTIONS

A summary of the status of the Company’s stock option plans as of March 31, 2006 and December 31, 2005 and changes during those periods is presented below. The numbers of options reflect the effect of the November 1, 2004 reverse stock split:

	Three months ended March 31, 2006		Year ended December 31, 2005

	Average Exercise		Average Exercise
	Shares	Price	Shares	Price
Outstanding,

Beginning of period	135,000	$0.001	722,500	$0.001

Granted	350,000,000	0.000	1,000,000,000	0.00016

Exercised	(350,000,000)	0.000	(1,000,587,500)	0.00016

Outstanding, end
of period	135,000	0.001	135,000	0.001

Exercisable	135,000	0.001	135,000	0.001

The Company determined the fair value of the stock options issued during the periods at the grant dates by using the Fair Market Value on the date of option grant less the 75% share of cash received by the Company.

For the period ended March 31, 2006, the average price per share for outstanding options was $0.001.

On March 21, 2006, the Board of Directors of the Company adopted the “2006 Benefit Plan of Nexia Holdings, Inc.” under which the Company may issue stock or stock options to employees, consultants, advisors or other individual persons. The total number of shares covered by the 2006 plan is 500,000,000 shares of the Company’s common stock. This plan expires on the earlier of the date that is five years from the date the plan was adopted or the date on which the five hundred millionth share is issued. No shares have been issued pursuant to this registration as of the filing of this report.

NOTE 4 - COMMON STOCK

During the three months ended March 31, 2006, the Company issued 350,000,000 shares of common stock pursuant to the Company’s S-8 Registration Statement.

NOTE 5 - JOINT VENTURE AGREEMENT

Wasatch Capital Corporation, a subsidiary of Nexia Holdings, Inc., signed a joint venture agreement with Diversified Holdings X, Inc., doing business as Black Chandelier, Inc., a related party of which Richard Surber is the president, on March 30, 2006. Wasatch Capital Corporation shall receive one-half of all net profit from the web sale of products by Diversified Holdings X, Inc. in exchange for the use of the equipment held by Wasatch Capital Corporation and which equipment Diversified Holdings X, Inc. is allowed to use in the production of its merchandise for sale. There was no income received in the quarter ended March 31, 2006 from this agreement. Additional information on the Black Chandelier business operations can be found on its web site: www.blackchandelier.biz. This is a related party company.

NOTE 6 - RELATED PARTIES TRANSACTIONS

Richard D. Surber owns a 60% controlling interest in Landis, LLC. Richard D. Surber has allowed Landis, LLC to use lines of credit, guaranteed by him, in the amount of $62,774 as of March 31, 2006.

NOTE 7 - INVESTMENT IN MARKETABLE EQUITY SECURITIES

The following is a summary of the Company's investment in available-for-sale securities as of March 31, 2006.

	Available-for-Sale
	Gross Unrealized Losses	Fair Value
	2006	2006

Equity securities, free trading	$24,326	$39,837
Equity securities, restricted	43,102	114,900
	$67,428	$154,737

Changes in the unrealized loss on available-for-sale securities during the three months ended March 31, 2005 and the year ended December 31, 2005, reported as a separate component of stockholders’ equity, are as follows:

	For The
	Three
	Months	Year
	Ended	Ended
	March 31,	December 31,
	2006	2005

Beginning balance	$(5,721)	$(6,767)
Increase in unrealized holding gains (losses)	(61,707)	1,046
	$(67,428)	$(5,721)

During the three months ended March 31, 2006 and the year ended December 31, 2005, the Company recognized $0 and $155 in permanent impairment expense on marketable securities.

NOTE 8 - SUBSEQUENT EVENTS

The primary asset of Salt Lake Development Corporation, a subsidiary of Nexia Holdings, Inc., an office building at 268 West 400 South, Salt Lake City, Utah, was sold on April 19, 2006 for a cash sales price of $850,000. The Company received $238,647 after paying off the mortgage and settlement costs.

On April 27, 2006 the Company signed an Agreement with CollegeStock, Inc. of Tempe, Arizona, wherein CollegeStock agreed to provide certain public relations services to the Company in exchange for a cash payment of $25,000. The term of the agreement runs from May 3, 2006 through June 3, 2006. The agreement may be extended at the Company’s election at a cost of $10,000 per month.

A condominium in Brian Head, UT , a mountain resort area about 260 miles south of Salt Lake City, was sold on April 28, 2006 for a cash sales price of $77,500 by Diversified Holdings I, Inc., a subsidiary of Nexia Holdings, Inc. The Company received $40,006 after paying off the mortgage and settlement costs.

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

 General

Nexia's current operations consist of the acquisition, leasing and selling of real estate. The following discussion examines Nexia's financial condition as a result of operations for the three month period ended March 31, 2006, and compares those results with the comparable period in 2005.

In November 2005, the Company acquired a 20% equity interest in Landis LLC for a $100,000 cash payment. Landis operates an AvedaTM lifestyle salon that features AvedaTM products for retail sale. Landis LLC is controlled by Nexia’s Chief Executive Officer, Richard Surber, who owns a 60% interest in Landis. Nexia has consolidated Landis for accounting purposes because of its ownership interest and common control. Nexia is considering significantly increasing its ownership interest in Landis LLC dependent upon it financial success over the next 12 months and the viability of significantly expanding the operations of Landis. Currently, Landis consists of a single location in Salt Lake City, Utah and during the quarter ended March 31, 2006 reported revenue of $265,241. Additional information on the Landis Salon can be found on its website at www.landissalon.com.

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

Nexia recorded rental revenues of $60,109 for the three months ended March 31, 2006, as compared to $96,636 for the comparable period in 2005. The decreases in the three month rental revenue of $36,527, or 38%, was due to the reduction in rental properties held by the Company in 2006 compared to 2005.

Nexia had a loss from real estate operations of $95,275 for the three months ended March 31, 2006, compared to a loss of $74,704 for the comparable period in 2005. The increase in the three month losses of $20,568, or 28%, are attributable to the reduction in rental revenue resulting from the sale of Glendale Plaza in April of 2005 and the loss of two tenants from the Kearns Development property.

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

Company Operations as a Whole:

Revenue

Gross revenues for the three month period ended March 31, 2006, were $325,350 as compared to $96,636 for the same period in 2005. The increase in the three month revenues of $228,714, or 237%, are due to inclusion of sales revenue from the operation of the Landis Salon in the sum of $265,241.  Landis began operations in November 2005.

Operating Losses

Nexia recorded operating losses of $289,466 for the three month period ended March 31, 2006, compared to losses of $446,237 for the comparable period in the year 2005. The decrease in three month operating losses of $156,771, or 35%, was the result of the reduction of general and administrative costs, reduction of costs from discontinued consulting activities and a decrease in expenses related to real estate operations, resulting from the sale of Glendale Plaza in April of 2005.

Net Income

Nexia recorded net losses of $232,948 for the three month period ended March 31, 2006, as compared to net losses of $419,114 for the comparable period in 2005. The decrease in the three month net losses of $190,444, or 45%, compared to the same period in 2005, reported above, is attributable primarily to the revenue recognized from the Landis Salon operations, reporting $83,571 in unrealized gain related to the adjustment of a derivative liability to the fair value of the underlying security and reduced expenses described in the operating losses paragraph hereinabove.

Nexia may not operate at a profit through fiscal 2006. Since Nexia's activities are tied to its ability to operate its real estate properties at a profit, future profitability or its revenue growth tends to follow changes in the real estate market place. There can be no guarantee that profitability or revenue growth can be realized in the future.

Expenses

General and administrative expenses for the three month period ended March 31, 2006, were $343,822 compared to $306,590 for the same period in 2005. The increase in three month expenses of $37,232, or 13%, was due primarily to Landis expenses of $211,000, which did not exist in 2005 and an increase of $18,000 for accounting/audit fees paid during the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. These increased expenses more than offset reductions in payroll, legal and investor relations expenses of $144,000 during the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005.

Depreciation and amortization expenses for the three months ended March 31, 2006, were $43,766 compared to $40,106 for same period in 2005. The increase in the three month expense of $4,554, or 12%, was attributable primarily to Landis depreciation of $10,028 taken during the quarter ended March 31, 2006 compared to zero during the quarter ended March 31, 2005 (Landis operations began in November 2005).

Capital Resources and Liquidity

On March 31, 2006, Nexia had current assets of $318,668 and $4,086,612 in total assets compared to current assets of $532,278 and total assets of $4,319,916 as of December 31, 2005. Nexia had net working capital deficit of $1,266,397 at March 31, 2006, as compared to a net working capital deficit of $971,535 at December 31, 2005. The increase in working capital deficit of $294,862 is due primarily to the reduced fair market value of marketable securities and increased accounts payable to related parties and accrued liabilities because of a large decrease in cash receipts. A major portion of the current obligation is a result of the loan on the Wallace-Bennett building being due within 90 days. Refinancing of this loan is being sought and several lenders have been contacted and are evaluating the information provided to them regarding the condition of the building and the current tenants.

Cash used by operating activities was $127,468 for the three months ended March 31, 2006, compared to cash used by operating activities of $345,884 for the comparable three month period in 2005. The decrease in cash used of $218,416 was attributable to the sales generated by Landis and retail operations of $265,241 compared to no such revenue during the comparable three month period in 2005.

Net cash provided by investing activities was $9,406 for the three months ended March 31, 2006, compared to net cash used by investing activities of $42,575 for the three months ended March 31, 2005. The decrease of cash used in the sum of $51,981 was attributable primarily to a $44,000 reduction in the purchases of property, plant and equipment.

Cash used by financing activities was $2,989 for the three months ended March 31, 2006, compared to cash provided of $450,933 for the three months ended March 31, 2005. The decrease of $453,922 was due primarily to the large decrease in receipts from stock subscription receivable and no issuance of long term debt during the first quarter of 2006.

Nexia may experience occasional cash flow shortages due to debt service on real estate holdings and willingness to acquire properties with negative cash flow. To cover these shortages, Nexia may need to issue shares of its common stock in payment for services rendered. The Company is currently experiencing challenges with regard to cash flows. We are looking at several options to improve this situation, including having signed for an equity line of credit with Dutchess Private Equities Fund. The agreement with Dutchess provides that, following notice to Dutchess, Nexia may put to Dutchess up to $10 million in shares of our common stock for a purchase price equal to 95% of the lowest closing best bid price on the Over-the-Counter (“OTC”) Bulletin Board of our common stock during the five day period following that notice. The number of shares that we will be permitted to put pursuant to the agreement will be either: (a) 200% of the average daily volume of our common stock for the ten trading days prior to the applicable put notice, multiplied by the average of the three daily closing “best bid” prices immediately preceding the day we issue the put, or (b) $100,000; provided that in no event will the put amount be more than $1,000,000 with respect to any single put. (Best Bid is a defined term in the agreement as the highest posted bid price for the common stock.) In turn, Dutchess has indicated that it will resell the shares of common stock in the open market, resell our shares to other investors through negotiated transactions or hold our shares in its portfolio. These shares are made the subject of an SB-2 Registration Statement that has not yet been declared effective and to which the Company is currently drafting amendments.

Stock and Options To Employees and Contractors

Nexia’s subsidiary, Diversified Holdings I, Inc. relied on the issuance of Nexia stock under Nexia’s S-8 Registration Statement and 2005 Employee Benefit Plan for a large portion of employee salary payments during the first quarter of 2006. During the three month period ended March 31, 2006, the Company issued, pursuant to S-8 Registration Statements, 350,000,000 shares as compensation to five persons in exchange for services provided to the Company. These services/shares were valued at $35,000 and have been expensed in the current period.

Impact of Inflation

Nexia believes that inflation has had a negligible effect on operations over the past three years. Nexia believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

The following is a summary schedule of stockholders' equity and changes for the three months ended March 31, 2006 and the year ended December 31, 2005.
The numbers show the effect of the November 1, 2004 reverse split.

Three Months
Ended	Year Ended
March 31,	December 31,
2006	2005
(Unaudited)

Balances December 31, 2005 and 2004	$963,185	$441,415
Intrinsic and fair value of options issued	35,000	56,750
Common stock issued for options exercised	105,000	34,500
Stock certificate from a previous year returned and cancelled	(11,800)	-
Increase in stock subscriptions receivable	(105,000)	(934,500)
Receipt of cash for stock subscriptions receivable	24,448	396,691
Change in comprehensive loss for three months ended March 31	(61,707)	1,046
Common stock issued for services	-	120,025
Common stock issued to contractors for services-restricted	-	25,000
Common stock issued to contractors applied to accounts payable	-	53,327
Common stock issued to contractors applied to building improvements	-	10,000
Proceeds from options stock applied to A/P - Sorensen	-	430
Proceeds from options stock applied to A/P - T Hall	-	7,555
Old stock subscription receivable reclassified	-	1,493
Return of common stock issued to J. Fry, Jr. on 11/12/2004	-	(20,000)
Net Consolidated Loss	(232,948)	(130,548)
Rounding	-	1
Balance for the three months ended March 31	$716,178	$963,185

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

 PART II-OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

Since the filing of Nexia's 10-KSB for the period ended December 31, 2005 no material changes have occurred to the legal proceedings reported therein, except as noted below. For more information please see Nexia's Form 10-KSB for the year ended December 31, 2005, filed May 11, 2006.

Diversified Holdings I, Inc., a Nevada Corporation vs. West America Securities Corporation, a California Corporation and Robert Kay, an individual resident of California. This action was originally filed on September 14, 2004, in the Third District Court of the State of Utah, Salt Lake County, Civil Case No. 040919392 and re-filed on June 23, 2005 as Civil Case No. 050911181. By Assignment from Nexia Group, Inc., dated January 23, 2004, Diversified Holdings I, Inc. acquired all rights to an agreement between Axia Group, Inc. and the named defendants providing for a payment to be made to Axia in the sum of $50,000 on or before December 31, 2003. Defendants have failed to make the provided for payment and Diversified Holdings I, Inc. has filed suit to seek payment of the balance due. Discussions related to resolving the matter have resulted in a partial payment to Diversified and subsequent to the end of the quarter a final payment was received that was agreed upon by the parties as final payment in settlement of this claim. The matter was dismissed with prejudice after the receipt of the payment.

ITEM 5. OTHER INFORMATION

Since the end of the quarter March 31, 2006, the board of directors of the Company has not authorized any additional shares of common stock to be issued pursuant to the S-8 Registration Statement of the Company for the payment of obligations owed to employees and contractors of the Company.

 On April 19, 2006, the Company’s subsidiary, Salt Lake Development closed on the sale of real property and a building located at 268 West 400 South, Salt Lake City, Utah for a total sales price of $850,000. After the payment of the outstanding loans secured by the building, fees and costs associated with the sale, proceeds of $238,646 were received. Nexia has announced its intention to dissolve Salt Lake Development and it will cease operating as a subsidiary of the Company.

A condominium in Brian Head, Utah, a mountain resort area about 260 miles south of Salt Lake City, was sold on April 28, 2006 for a cash sales price of $77,500 by Diversified Holdings I, Inc., a subsidiary of Nexia Holdings, Inc. The Company received $40,006 after paying off the mortgage and settlement costs.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of May, 2006.

Nexia Holdings, Inc.

Date: May 19, 2006	By:	/s/ Richard Surber
Richard Surber President and Director

INDEX OF EXHIBITS

Exhibit No.	Exhibit Page No.	Description
3(i)(a) *	*	Articles of Incorporation of the Company (incorporated herein by reference from Exhibit No. 3(i) to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).
3(i)(b)	*
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
March 2, 2006, a Stock Option Agreement between the Company and Guy Cook granting 82,500,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2005 filed by the Company.)

99(ii)	*
March 2, 2006, a Stock Option Agreement between the Company and Michael Golightly granting 82,500,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2005 filed by the Company.)

99(iii)
March 2, 2006, a Stock Option Agreement between the Company and Pamela Kushlan granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2005 filed by the Company.)

99(iv)	*
March 2, 2006, a Stock Option Agreement between the Company and John Mortensen granting 82,500,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2005 filed by the Company.)

99(v)	*
March 2, 2006, a Stock Option Agreement between the Company and Sean Pasinsky granting 82,500,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2005 filed by the Company.)

*		Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by Nexia.