Form 10QSB
period 2006-06-30
NEXIA HOLDINGS INC
filed 2006-08-21
CIK 833209

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 FORM 10-QSB

  (Mark One)

[X]   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 2006.

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
  Yes X  No

Indicate by check mark whether the registrant is a shell company. Yes [  ] No [ X ]

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of August 15, 2006 was 4,344,768,850.

PART I - FINANCIAL INFORMATION
PAGE

ITEM 1. FINANCIAL STATEMENTS	3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS	17

ITEM 3. CONTROLS AND PROCEDURES	22
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	23

ITEM 5. OTHER INFORMATION	23

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	26

SIGNATURES	27

INDEX TO EXHIBITS	28

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

Our consolidated financial statements and accompanying notes are attached hereto as pages 5 through 17 and are incorporated herein by this reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets	5-6

Consolidated Statements of Operations and Other Comprehensive Income (Loss)	7-8

Consolidated Statements of Cash Flows	9-10

Notes to Consolidated Financial Statements	11-16

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of	As of
	June 30,	December 31,
ASSETS	2006	2005
	(Unaudited)	(Audited)

CURRENT ASSETS

Cash and cash equivalents	$138,472	$160,440
Accounts and notes receivable, trade - net of allowance
of $17,870 and $18,870 respectively	23,636	36,833
Accounts receivable - related parties (Note 6)	4,590	7,342
Notes receivable - net of allowance of $345,000 and
$345,000 respectively	10,142	13,164
Inventory	34,398	35,435
Prepaid expenses (Note 7)	2,078,706	28,191
Marketable securities (Note 8)	535,820	250,873

TOTAL CURRENT ASSETS	2,825,764	532,278

PROPERTY AND EQUIPMENT

Property and equipment, net	2,408,950	3,094,373
Land	381,945	689,295

TOTAL NET PROPERTY AND EQUIPMENT	2,790,895	3,783,668

OTHER ASSETS

Loan costs, net	6,183	3,970

TOTAL OTHER ASSETS	6,183	3,970

TOTAL ASSETS	$5,622,842	$4,319,916

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets Continued

	As of	As of
	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2006	2005
	(Unaudited)	(Audited)

CURRENT LIABILITIES

Accounts payable	$233,470	$233,606
Accounts payable - related parties (Note 6)	4,329	29,731
Accrued liabilities	347,748	293,687
Deferred revenue	299	988
Refundable deposits	15,892	15,892
Current maturities of long-term debt	862,017	929,908

TOTAL CURRENT LIABILITIES	1,463,755	1,503,812

LONG-TERM LIABILTIES

Convertible debenture derivative (Note 15)	163,163	85,714
Convertible debenture	110,685	16,440
Long-term debt	969,626	1,524,339

TOTAL LONG-TERM LIABILITIES	1,243,474	1,626,493

TOTAL LIABILITIES	2,707,229	3,130,305

MINORITY INTEREST	229,900	226,426

STOCKHOLDERS' EQUITY
Preferred Series A stock, $0.001 par value, 10,000,000
shares authorized, no shares issued and outstanding	-	-

Preferred Series B stock, $0.001 par value, 10,000,000
shares authorized, 8,000,000 issued and outstanding	8,000	8,000

Preferred Series C stock, $0.001 par value, 5,000,000
shares authorized, 100,000 shares issued and outstanding	100	100

Common stock $0.001 par value, 10,000,000,000 shares
authorized, 4,244,768,850 and 3,539,945,030 shares issued
(post reverse split) and outstanding, respectively	4,244,769	3,539,946

Additional paid-in capital	10,341,947	10,808,402

Treasury, 29,138 and 29,138 shares at cost, respectively	(100,618)	(100,618)

Stock subscriptions receivable	(111,366)	(11,325)

Other comprehensive Gain (Loss) (Note 8)	482,500	(5,721)

Accumulated deficit	(12,179,619)	(13,275,599)

Total Stockholders’ Equity	2,685,713	963,185

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$5,622,842	$4,319,916

The accompanying notes are an integral integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Other Comprehensive (Loss)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	Unaudited)

REVENUE
Rental revenue	$42,361	$111,186	$88,565	$207,822
Sales - Salon and Retail	322,746	-	587,987	-

TOTAL REVENUE	365,107	111,186	676,552	207,822

COST OF REVENUE
Cost associated with rental revenue	20,037	36,579	80,890	119,503
Depreciation and amortization associated
with rental revenue	18,580	28,891	51,039	50,650
Interest associated with rental revenue	13,379	40,049	75,451	99,041
Cost of sales - Salon and Retail	122,410	-	226,713	-

TOTAL COST OF REVENUE	174,406	105,519	434,093	269,194

GROSS INCOME (LOSS)	190,701	5,667	242,459	(61,372)

EXPENSES
General and administrative expense	853,271	179,921	1,183,188	551,454
Depreciation expense	13,265	10,321	24,572	17,986

TOTAL EXPENSES	866,536	190,242	1,207,760	569,440

OPERATING LOSS	(675,835)	(184,575)	(965,301)	(630,812)

OTHER INCOME (EXPENSE)
Interest expense	(3,102)	(13,112)	(17,474)	(26,038)
Interest expense - accretion of debt	(76,075)	-	(92,102)	-
Interest income	22	14,421	83	33,163
Income from litigation settlement	10,000	181,500	10,000	181,500
Gain (loss) on disposal of assets	(72,787)	756,471	(73,746)	756,471
Gain on marketable securities	2,306,950	2,259	2,301,967	1,691
Unrealized loss related to adjustment of
derivative liability to fair value of underlying security	(163,163)	-	(79,592)	-
Other income (expense)	7,386	(1,338)	7,980	1,834

TOTAL OTHER INCOME (EXPENSE)	2,009,231	940,201	2,057,116	948,621

NET INCOME (LOSS) BEFORE MINORITY
INTEREST	1,333,396	755,626	1,091,815	317,809

MINORITY INTEREST IN (INCOME) LOSS	27,382	(82,931)	36,015	(78,670)

NET INCOME (LOSS) FROM CONTINUING
OPERATIONS	1,360,778	672,695	1,127,830	239,139

DISCONTINUED OPERATIONS (Note 13)
Loss from discontinued operations	(25,905)	-	(25,905)	-
Depreciation expense from discontinued operations	(5,945)	-	(5,945)	-

LOSS FROM DISCONTINUED OPERATIONS	(31,850)	-	(31,850)	-

NET INCOME (LOSS)	1,328,928	672,695	1,095,980	239,139

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gain (loss) on marketable securities (Note 8)	549,929	(8,361)	488,221	(23,588)

TOTAL COMPREHENSIVE INCOME (LOSS)	$1,878,857	$664,334	$1,584,201	$215,551

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Other Comprehensive Loss
(Continued)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss) per common share, basic and diluted:

Income (loss) before minority loss	$-	$-	$-	$-
Minority interest in income	-	-	-	-

Net loss per weighted average common shares outstanding	$0.0003	$0.0002	$0.0003	$0.0001
Diluted Net loss per weighted average common shares outstanding	0.0001		0.0002

Weighted average shares outstanding - basic	3,982,832,739	5,689,945,834	3,792,762,019	5,403,382,298
Weighted average shares outstanding - diluted	7,512,053,934		7,676,710,290

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2006	2005
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$1,095,980	$239,139
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Change in minority interest	3,474	78,970
Depreciation expense	79,769	65,955
Amortization of lease / loan costs	1,787	1,787
Intrinsic and fair value of stock options issued	60,750	95,134
Issued common stock for services	12,448	106,628
Allowance for bad debts	(1,000)	(950)
Accretion of convertible debenture	94,245	-
Gain from forgiveness of note payable
Unrealized loss related to adjustment of derivative
to fair value of underlying security	77,449	-
Stock certificate issued in 2003 returned and cancelled	(11,800)	-
Gain on sale of residential real estate	(35,083)	-
Loss on sale of commerical real estate	108,829	-
Net gain on distribution of marketable securities (Note 7)	(2,301,967)	-
Sale of marketable securities (Note 7)	2,400,000
Prepaid expense (Note 7)	(2,041,000)
Changes in operating assets and liabilities:
Accounts receivable	14,197	(11,675)
Accounts receivable - related parties	2,752	(46,846)
Inventory	1,037	-
Prepaid expenses	(9,515)	(2,696)
Marketable securities	-	(1,651)
Other assets	-	1,787
Accounts payable	(136)	(104,323)
Accounts payable - related parties	(25,402)	-
Accrued liabilities	54,061	(8,110)
Unearned rent	-	(23,094)
Deferred revenue	(689)	(40)
Refundable deposits	-	2,851
Convertible debenture	-	(5,000)
Net cash provided by (used) in operating activities	(419,814)	387,866

CASH FLOWS FROM INVESTING ACTIVITIES

Sale of commercial real estate	802,126	-
Sale of residential real estate	70,205	-
Sale of marketable securities	105,241	-
Purchase of property, plant and equipment	(33,073)	(122,141)
Cash received on stock subscriptions receivable
in excess of receivable	(1,576)	-
Intercompany balances forgiven and written
off the books	7,117	-
Cash loaned for note receivable	-	(132,000)
Note receivable from litigation settlement	-	(20,000)
Purchase of marketable securities - restricted	-	(4,002)
Restricted stock received in litigation settlement	-	(154,000)
Adjustments between notes receivable and
accounts receivable balances	-	1,839
Sale of retail shopping plaza	-	987,659
Correction of duplicate entry, previous period	-	539
Net cash provided by investing activities	950,040	557,894

The accompanying notes are an integtal part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows Continued

	For the Six Months Ended
	June 30,
	2006	2005
	(Unaudited)	(Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on long-term debt	(50,336)	(51,740)
Proceeds from issuance of long-term debt	790	65,224
Payoff note payable, sale of commercial property	(545,071)	-
Payoff note payable, sale of condominium	(25,065)	-
Payoff note payable, sale of retail shopping plaza	-	(938,255)
Receipt of stock subscriptions receivable	71,388	388,516
Issuance of common stock for stock options exercised	-	38,506
New loan costs	(4,000)	-
Collection of note receivable	100	-
Net cash used in financing activities	(552,194)	(497,749)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,968)	448,011

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	160,440	232,491

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$138,472	$680,502

SUPPLEMENTAL DISCLOSURE OF INFORMATION

CASH PAID FOR:

Interest	$113,414	$113,180

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Common stock issued for services	$12,448	$106,628

Intrinsic and fair value of options issued	$60,750	$95,134

Common stock issued for subscriptions receivable	$182,250	$15,000

Common stock issued for building improvements	$-	$22,287

Unrealized loss on adjustment of derivative
to fair value of underlying security	$(77,449)	$-

The accompanying notes are an integral part of these consolidated financial statements

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements for Nexia Holdings, Inc. and Subsidiaries (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three months and six months ended June 30, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 - GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The company has incurred cumulative operating losses through June 30, 2006 of $12,179,619 which raises substantial doubt about the Company’s ability to continue as a going concern. This represents a decrease in the cumulative operating loss of $1,095,980 for the six months ended June 30, 2006. The Company had a positive working capital balance at June 30, 2006 of $1,362,009.

Revenue has not been sufficient to cover the Company’s operating costs. Management’s plans to enable the company to continue as a going concern include the following:

•	Increase revenue from rental properties by implementing new marketing programs.
•	Acquire additional operating companies in the retail sector.
•	Make improvements to certain rental properties in order to make them more marketable.
•	Reduce expenses through consolidating or disposing of certain subsidiary companies.
•	Purchase revenue producing real estate.
•	Raise additional capital through private placements of the Company’s common stock.
•	Use stock and option-based compensation to cover payroll and other permissible labor costs.
•	Refinancing of the note secured by the real property held by Wasatch Capital Corporation which will improve the working capital of the Company by $900,000.

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

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2006

NOTE 3 - OUTSTANDING STOCK OPTIONS

A summary of the status of the Company’s stock option plans as of June 30, 2006 and December 31, 2005 and changes during those periods is presented below. The numbers of options reflect the effect of the November 1, 2004 reverse stock split:

	Six Months Ended		Year Ended
	June 30, 2006		December 31, 2005

	Average Exercise		Average Exercise
	Shares	Price	Shares	Price

Outstanding, beginning
of period	135,000	$0.001	722,500	$0.001

Granted	350,000,000	0.000	1,000,000,000	0.00016

Exercised	(350,000,000)	0.000	(100,587,500)	0.00016

Expired	(135,000)	(0.001)	-	-

Outstanding, end of period	-	$-	135,000	$0.001

Exercisable	-	$-	135,000	$0.001

The Company determined the fair value of the stock options issued during the periods at the grant dates by using the Fair Market Value on the date of option grant less the 75% share of cash received by the Company.

For the period ended June 30, 2006, the average price per share for outstanding options was $0.001.

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

NOTE 4 - COMMON STOCK

During the six months ended June 30, 2006, the Company issued 704,825,000 shares of common stock pursuant to the Company’s S-8 Registration Statement, valued at $183,448.

NOTE 5 - JOINT VENTURE AGREEMENT

Wasatch Capital Corporation, (“Wasatch”) a subsidiary of the Company, signed a joint venture agreement with Diversified Holdings X, Inc., doing business as Black Chandelier, a related party of which Richard Surber is the president, on March 30, 2006. Wasatch shall receive one-half of all net profit from the web sale of products by Diversified Holdings X, Inc. in exchange for the use of the equipment held by Wasatch and which equipment Diversified Holdings X, Inc. is allowed to use in production of its merchandise for sale. There was a net loss from website sales activity for the six months ended June 30, 2006, and there was no income received by from this agreement. Additional information on the Black Chandelier business operations can be found on its website: www.blackchandelier.biz. This is a related party company. Refer to Note 17, Subsequent Events regarding the acquisition of the assets, inventory and receivables of Diversified Holdings X, Inc. dba Black Chandelier.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2006

NOTE 6 - RELATED PARTY TRANSACTIONS

Richard Surber owns a 60% controlling interest in Landis, LLC. Richard Surber has allowed Landis, LLC to use a line of credit guaranteed by him in the amount of $112,579 as of June 30, 2006. Refer to Note 17, Subsequent Events regarding the acquisition of Mr. Surber’s 60% interest in Landis, LLC by Diversified Holdings I, Inc.

There is a receivable of $4,590 at June 30, 2006 from various related parties.

There is a payable of $4,329 at June 30, 2006 to various related parties. The charges represent accounting services provided and payments to third parties by the related parties.

NOTE 7 - PREPAID EXPENSES

Nexia’s subsidiary, Diversified Holdings 1, Inc. (“DH1”) received 2,000,000 (post reverse split) shares of Diversified Financial Resources Corporation (“DVFF”) common shares in full settlement for debt (refer to Note 11, Settlement of Debt). DH1 distributed 1,600,000 shares to investor relations firms and consultants as compensation for their services. DH1 recognized gain of $2,400,000 on the shares issued to consultants. Of the $2,400,000, $359,000 was expensed as consulting fees, and the remaining $2,041,000 was recorded as prepaid expense as of June 30, 2006 to be amortized as consulting fees expense over the remaining life of the consulting contracts.

NOTE 8 - INVESTMENT IN MARKETABLE EQUITY SECURITIES

The following is a summary of the Company's investment in available-for-sale securities as of June 30, 2006.

	Available-for-Sale
	Gross Unrealized Gains (Losses)	Fair Value

	2006	2006

Equity securities, free trading	$492,977	$523,074
Equity securities, restricted	(10,477)	12,750
	$482,500	$535,824

Changes in the unrealized loss on available-for-sale securities during the six months ended June 30, 2006 and the year ended December 31, 2005, reported as a separate component of stockholders’ equity, are as follows:

	For The
	Six
	Months	Year
	Ended	Ended
	June 30,	December 31,
	2006	2005

Beginning balance	$(5,721)	$(6,767)
Increase in unrealized holding gains (losses)	488,221	1,046
	$482,500	$(5,721)

During the three months ended June 30, 2006 and the year ended December 31, 2005, the Company recognized $0 and $155 in permanent impairment expense on marketable securities.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2006

NOTE 9 - CORPORATION CONSOLIDATED INCOME TAX RETURNS

Corporation income tax returns have not been filed since the year ended December 31, 2001. There have been losses in every year since 2001. The Company expects to file income tax returns for the years 2002 through 2005 within one year.

NOTE 10 - OFFICER SALARY

There was an accrued salary liability of $88,213 payable to Richard Surber, President and CEO, at June 30, 2006. Mr. Surber has been paid compensation of $22,439 through June 30, 2006. Mr. Surber has elected to defer being paid most of his accrued salary because of the Company’s need for additional cash to grow its holdings. The company anticipates that Mr. Surber’s salary will be paid current by the end of 2006.

NOTE 11 - SETTLEMENT OF DEBT

In June 2003, Nexia’s subsidiary, Diversified Holdings 1, Inc. (“DH1”), sold several subsidiaries, which held real estate, to Diversified Financial Resources Corporation (“DVFF”). DVFF issued restricted common stock with a guaranteed liquidation value of not less than $1 per share. DVFF agreed to issue additional shares or pay cash to ensure that Nexia would realize $1 million in cash upon selling the one million DVFF shares.

The DVFF shares were subject to several reverse stock splits, and the shares became worthless. The DVFF stock was never recorded on the Nexia books.

Nexia’s subsidiary, DH1, received 25 million shares of DVFF unrestricted common stock from a settlement agreement dated June 1, 2006 to replace the stock received in 2003, in full settlement for the debt. DH1 distributed 20 million shares of the DVFF unrestricted common stock, in June 2006, to investor relations firms and consultants as compensation for their services, as referenced in Note 12, and DH1 retained the remaining 5 million shares. There was a 1 to 12.5 reverse split of the DVFF stock on July 12, 2006, and Nexia’s post reverse holding was reduced to 400,000 shares.

DH1 recorded the 400,000 DVFF shares at their fair market value of $505,000 at June 30, 2006. DH1 recognized gain on the 20 million shares issued to consultants of $2,400,000 at June 30, 2006. Of the $2,400,000, $359,000 was expensed as consulting fees, and the remaining $2,041,000 was recorded as prepaid expense as of June 30, 2006 to be amortized as consulting fees expense over the life of the consulting contracts.

DH1 received $10,000 in April 2006 from Mid America Capital as payment on a debt by West America Securities arising from a litigation settlement with DH1 in a previous year. The original recorded receivable was $50,000; however, it was written off as uncollectible in a year-end audit. Mid America Capital made several payments in 2005 and the $10,000 received in 2006. Payments received by DHI at June 30, 2006 total $42,500. All of the payments have been recorded as income when received.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2006

NOTE 12 - CONSULTING CONTRACTS

On June 1, 2006 Nexia signed consulting contracts with three investor relations or consulting firms, one in the U.S.A. and two in the People’s Republic of China. Compensation for these contracts was DVFF unrestricted common stock referred to in Note 10 - Settlement of Debt.

Two of the agreements are for the consultants to locate new business opportunities and develop potential manufacturers inside the People’s Republic of China. The third agreement is for the consultant to advise on the business development of DVFF in the People’s Republic of China. The new owners of DVFF are Chinese. The contracts rage for periods of six to ten months beginning June 1, 2006.

NOTE 13 - DISCONTINUED OPERATIONS

On April 20, 2006, Salt Lake Development Corporation, a consolidated subsidiary of Nexia, sold its commercial building in Salt Lake City to an unrelated party, and Salt Lake Development Corporation ceased to be an operating company. The Company was dissolved on May 5, 2006.

NOTE 14 - CAPITAL RESOURCES

Nexia signed an equity line of credit agreement with Dutchess Private Equities Fund (“Dutchess”) on August 15, 2005. The agreement provides that, following notice to Dutchess, Nexia may put to Dutchess up to $10 million in shares of Nexia common stock for a purchase equal to 95% of the lowest closing best bid price on the Over-the-Counter (“OTC”) Bulletin Board of Nexia common stock during the five day period following the notice to Dutchess. The number of shares Nexia will be permitted to put, pursuant to the agreement, will be either: (a) 200% of the average daily volume of Nexia common stock for the ten day trading period prior to the applicable put notice, multiplied by the average of the three daily closing “best bid” price immediately preceding the day Nexia issues the put, or (b) $100,000; provided that in no event will the put amount be more than $1,000,000 with respect to any single put (best bid is defined in the agreement as the highest posted bid price for the common stock). Dutchess will resell the shares of common stock in the open market; resell the shares to other investors through negotiated transactions or hold the shares in its portfolio. These shares are to be made available subject to an SB-2 Registration Statement that has not been declared effective and for which the Company is currently drafting amendments.

NOTE 15 - CONVERTIBLE DEBENTURE DERIVATIVE

The Convertible Debenture Derivative balance of $163,163 at June 30, 2006 represents the net change in value for the six months ended June 30, 2006.

NOTE 16 - DEFERRED INCOME TAXES

Nexia’s Statements of Operations shows net income of $1,095,980 for the six months ended June 30, 2006. As the prepaid consulting fees balance of $2,041,000 is amortized as expense, the Company will end up with a net loss and no deferred tax asset will result.

NOTE 17 - SUBSEQUENT EVENTS

On July 13, 2006, Nexia entered into an agreement with TwinTrader.com LLC, located in Addison, Texas. Nexia paid $5,000 in cash for which TwinTrader will showcase Nexia for up to 1 hour on a live, interactive show and interview, including call in capabilities during the live broadcast. TwinTrader will also archive and maintain the recorded interview on the TwinTrader website. TwinTrader also agreed to provide daily e-mail alerts to its member base covering significant news releases by Nexia.

On July 13, 2006, Nexia closed upon an agreement to acquire Mr. Surber’s 60% ownership interest in Landis, LLC. As consideration for that acquisition, Nexia and Diversified Holdings I, Inc. delivered to Mr. Surber (1) a promissory note in the amount of $250,000, bearing interest at the rate of 24% per annum, due in five annual payments, (2) issuance of 75,000 shares of Nexia’s Class A Preferred Stock and (3) issuance of 2,000,000 shares of Nexia’s Class B Preferred Stock. Landis, LLC, consisting of a single location in Salt Lake City, Utah, reported revenue of $322,746 for the quarter ended June 30, 2006. An appracial is being performed to detirmine the fair value of Landis, LLC.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2006

On July 13, 2006, Diversified Holdings I, Inc. (DHI) by assignment from Canton Industrial Corporation of Salt Lake City (CICSLC), settled all claims against Vasilios Priskos arising out of the December 28, 1998 promissory note made payable to CICSLC in the original face amount of $300,000. The payment of $100,000 cash by Mr. Priskos was accepted as full and complete settlement of the remaining balance due under the said note and the real estate lien securing the note was released by DHI.

On August 1, 2006, Nexia entered into an agreement with Stockgroup Media Inc., located in Vancouver, BC, Canada. Nexia paid $29,700 in cash to sign up for Stockgroup’s 6-Month Targeted Investor Awareness & Lead Generation Program. This program will include assistance in the dissemination of Nexia’s press releases, a company showcase on the Stockgroup’s websites, a SmallCap Executive Broadcast featuring Richard Surber, listing on the InvestorMarketPlace and assistance in generating leads for potential investors in Nexia.

Subsequent to the quarter ended June 30, 2006, the Board of Directors of the Company authorized 1,000,000,000 additional shares of common stock to be issued pursuant to the S-8 Registration Statement of the Company for the payment of obligations owed to employees and contractors of the Company. On August 10, 2006 the Company filed an amendment to its S-8 Registration statement increasing the number of shares registered by one billion (1,000,000,000) shares.

On August 15, 2006, Gold Fusion Laboratories, Inc., (“GFL”) a subsidiary of the Company signed an Asset Purchase Agreement with Diversified Holdings X, Inc. (“DHX”) to acquire all of the assets, inventory and receivables held by DHX in the operation of Black Chandelier, a fashion and lifestyle design operation (GFL was incorporated in Nevada on July 19, 2006). The compensation promised for this acquisition consisted of a promissory note by GFL in the face amount of $300,000, bearing interest at the rate of 24% per annum, with a maturity of five years. The Company agreed to issue DHX 70,000 shares of Series A Preferred Stock. As Richard Surber is the president and sole shareholder of DHX the transaction will be treated as a related party transaction. The transfer is expected to close on or before September 30, 2006. Black Chandelier operates two retail outlets in the Salt Lake City, Utah area and maintains a website for the online sale of its merchandise. Black Chandelier generated $225,010 in retail sales from January 1, 2006 through August 13, 2006. The company expects to contribute to the growth and expansion of Black Chandelier’s operations upon the closing of this acquisition.

On August 16, 2006 the company filed a Schedule 14C to increase its authorized shares to 50 Billion and reduce the par value to $.0001.

Hallmark Construction & Development, L.L.C. v. Wasatch Capital Corporation, Community First National Bank, CUBCO, Inc. and John Does 1-10. Action was filed on or about August 18, 2005, in the Third Judicial District Court of Salt Lake County, State of Utah, Civil Case No. 050914860. Hallmark Construction & Development LLC had filed suit against Wasatch Capital Corporation seeking collection of $92,000 in alleged unpaid construction costs for the improvements and work provided on the Wallace/Bennett buildings owned by Wasatch Capital. In June of 2006, Hallmark released the lien claim in full and assigned all claims arising from the work on the building to Wasatch. The matter was subsequently heard by the assigned arbitrator who entered a finding in favor of Wasatch Capital, granting a judgment to Wasatch against Hallmark in the sum of $99,791.12, which includes overpayment, damages for defective work, attorney fees, costs, arbitration fees and provides for interest both pre and post-judgment. A Motion to Confirm Arbitration Award has been filed with the Court and entry of a final order and judgment is expected shortly.

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

 General

Nexia's current operations consist of two principal areas, first the acquisition, leasing and selling of real estate and second the operation of the Landis Lifestyle Salon through Nexia’s ownership interest in Landis, LLC. Subsequent to the end of the quarter Nexia has approved an agreement to acquire ownership of the assets and products of the fashion operations known as Black Chandelier, which includes two retail outlets in Salt Lake City, Utah and an online store. The following discussion examines Nexia's financial condition as a result of operations for the three and six month periods ended June 30, 2006, and compare those results with the comparable periods in 2005.

Salon Operations

In November 2005, the Company acquired a 20% equity interest in Landis, LLC (“Landis”) for a $100,000 cash payment. Landis operates an AvedaTM lifestyle salon that features AvedaTM products for retail sale. Landis is controlled by Nexia’s Chief Executive Officer. Nexia has consolidated Landis for accounting purposes as of June 30, 2006, because of its ownership interest and common control. Nexia, subsequent to the end of the second quarter, signed an agreement to acquire Mr. Surber’s 60% ownership interest in Landis. As consideration for that acquisition Nexia and Diversified Holdings I, Inc. delivered to Mr. Surber (1) a promissory note in the amount of $250,000, bearing interest at the rate of 24% per annum, due in five annual payments, (2) issuance of 75,000 shares of Nexia’s Class A Preferred Stock and (3) issuance of 2,000,000 shares of Nexia’s Class B Preferred Stock. Landis, consisting of a single location in Salt Lake City, Utah, reported revenue of $322,746 during the quarter ended June 30, 2006. Additional information on the Landis Salon can be found on its website at www.landissalon.com.

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

Nexia recorded rental revenues of $42,361 and $88,565 for the three and six months ended June 30, 2006, as compared to $111,186 and $207,822 for the comparable periods in 2005. The decreases in the three and six month rental revenues of $68,825 and $119,257, or 62% and 57% respectively, were due to the reduction in rental properties held by the Company in 2006 compared to 2005.

Nexia had a loss from real estate operations of $9,635 and $118,815 for the three and six months ended June 30, 2006, compared to a loss of $5,667 and $ 61,372 for the comparable period in 2005. The increase in the three and six month losses of $3,968 and $57,443, or 70% and 94% respectively, are attributable to the reduction in rental revenue resulting from the sale of Glendale Plaza in April of 2005 and the loss of two tenants from the Kearns Development property.

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

Company Operations as a Whole:

Revenue

Gross revenues for the three and six month periods ended June 30, 2006, were $365,107 and $676,552 as compared to $111,186 and $207,822 for the same periods in 2005. The increase in the three and six month revenues of $253,921 and $468,730, or 228% and 226% respectively, are due to inclusion of sales revenue from the operation of the Landis Salon in the sums of $322,746 and $587,987 respectively.  Landis began operations in November 2005.

Operating Losses

Nexia recorded operating losses of $675,835 and $965,301 for the three and six month periods ended June 30, 2006, compared to losses of $184,575 and $630,812 for the comparable periods in the year 2005. The increase in three month operating losses of $491,260 and in the six month operating losses of $334,489, or a 266% increase and a 53% increase respectively, was the result of the increased operating expenses related to the operation of the Landis Salon, and a large expense related to the use of shares of Diversified Financial Resources Corporation for the payment of various consulting expenses during the quarter in the amount of $359,286, a non cash payment.

Net Income

Nexia recorded net income of $1,328,928 and $1,095,980 for the three and six month periods ended June 30, 2006, as compared to net income of $672,695 and $239,139 for the comparable periods in 2005. The increase in the three month net income of $656,233, or 98%, compared to the same period in 2005, reported above, is attributable primarily to the revenue recognized from the Landis Salon operations and the recognition of income from the settlement of the claim against Diversified Financial Resources Corporation in June of 2006.

Nexia may not operate at a profit through fiscal 2006. Since Nexia's activities in the past were tied to its ability to operate its real estate properties at a profit, future profitability or its revenue growth tended to follow changes in the real estate market place. The recent diversification into retail operations represented by its investment in Landis LLC will broaden Nexia’s operations and make it less dependent on the real estate market and its fluctuations. There can be no guarantee that profitability or revenue growth will be realized in the future.

Expenses

General and administrative expenses for the three and six month periods ended June 30, 2006, were $866,536 and $1,207,760 compared to $190,242 and $569,440 for the same periods in 2005. The increase in three and six month expenses of $676,294 and $638,320, or 355% and 112% respectively, was due primarily to Landis expenses of $253,738 and $478,896, which did not exist in 2005. There were also increased expenses for investor relations during the three months ended June 30, 2006 totaling $97,982 compared to zero in the same three month period of 2005.

Depreciation and amortization expenses for the three and six months ended June 30, 2006, were $32,881 and $81,556 compared to $39,312 and $67,742 for same periods in 2005. The decrease in the three month expense of $6,431 and the increase in the six month expense of $13,814, or -16% and +20% respectively, was attributable primarily to Landis depreciation of $20,118 taken during the quarter ended June 30, 2006 compared to zero during the quarter ended June 30, 2005 (Landis’ operations began in November 2005).

Capital Resources and Liquidity

On June 30, 2006, Nexia had current assets of $2,825,764 and $5,622,842 in total assets compared to current assets of $532,278 and total assets of $4,319,916 as of December 31, 2005. Nexia had net working capital of $1,362,009 at June 30, 2006, as compared to a net working capital deficit of $971,535 at December 31, 2005. The increase in working capital of $2,333,544 is due primarily to the increased fair market value of marketable securities represented by the settlement with Diversified Financial Resources Corporation and a reduction in the amount of current maturities of long-term debt. A major portion of the current obligation is a result of the loan on the Wallace-Bennett building being due within 90 days (August 14, 2006). A conditional approval of the refinancing of this loan was signed on July 10, 2006, subsequent to the end of the second quarter. It provides for a $1 million loan, with an interest rate of 7.125%, a ten-year term and monthly payments based upon a 30 year amortization. Upon completion of this loan process, the debt will be reclassified as long term and have a significant impact on increasing the Company’s working capital.

On June 1, 2006, Diversified Holdings I, Inc., (“DHI”) a subsidiary of the Company, signed a Settlement Agreement and Release with Diversified Financial Resources Corporation (“DVFF”) whereby DHI released all claims remaining under a June 30, 2003 Stock Purchase Agreement between the two parties in exchange for the delivery of 2,000,000 shares of DVFF common stock without a restrictive legend. DHI has agreed to deliver 1.6 million of those shares to three different recipients in exchange for various services to be provided to DHI resulting in pre-paid expenses reported the balance sheet of the Company and has retained 400,000 shares which have a current market value of approximately $400,000. (The shares of DVFF are thinly traded with a reported bid price of $0.53, an asking price of $1.35 and $1.00 as the last reported trade price as of August 1, 2006.) The future values of these shares are unknown and are subject to market fluctuations. The obligation of DVFF to DHI had earlier been written off as unlikely to be collected, and the receivable was not included in the financial statements as of December 31, 2005 and for the first quarter ended March 31, 2006. (All share numbers reflect a 1 for 12.5 reverse stock split by DVFF effective July 12, 2006.)

Cash used by operating activities was $2,819,814 for the six months ended June 30, 2006, compared to cash provided by operating activities of $387,866 for the comparable six month period in 2005. The increase in cash used of $3,207,680 was attributable to the costs generated by the prepaid consulting expenses in the amount of $2,050,515, and the increase in expenses generated by Landis and its retail operations compared to no such costs during the comparable six month period in 2005.

Net cash provided by investing activities was $3,350,040 for the six month period ended June 30, 2006, compared to net cash provided by investing activities of $557,894 for the six months ended June 30, 2005. The increase of cash provided in the sum of $2,792,146 was attributable primarily to a $2,505,241 in proceeds from marketable securities from the settlement with Diversified Financial Resources Corporation.

Cash used by financing activities was $552,194 for the six months ended June 30, 2006, compared to cash used of $497,749 for the six months ended June 30, 2005. The increase of $54,445 in cash used by financing activities was due primarily to the decrease in receipt of stock subscriptions receivable recognized during the first six months of 2006 compared to the same period of 2005.

Nexia may experience occasional cash flow shortages due to debt service on real estate holdings and willingness to acquire properties with negative cash flow. To cover these shortages, Nexia may need to issue shares of its common stock in payment for services rendered. The Company is currently experiencing challenges with regard to cash flows. We are looking at several options to improve this situation, including having signed for an equity line of credit with Dutchess Private Equities Fund. The agreement with Dutchess provides that, following notice to Dutchess, Nexia may put to Dutchess up to $10 million in shares of our common stock for a purchase price equal to 95% of the lowest closing best bid price on the Over-the-Counter (“OTC”) Bulletin Board of our common stock during the five day period following that notice. The number of shares that we will be permitted to put pursuant to the agreement will be either: (a) 200% of the average daily volume of our common stock for the ten trading days prior to the applicable put notice, multiplied by the average of the three daily closing “best bid” prices immediately preceding the day we issue the put, or (b) $100,000; provided that in no event will the put amount be more than $1,000,000 with respect to any single put. (Best Bid is a defined term in the agreement as the highest posted bid price for the common stock.) In turn, Dutchess has indicated that it will resell the shares of common stock in the open market; resell our shares to other investors through negotiated transactions or hold our shares in its portfolio. These shares are made the subject of an SB-2 Registration Statement that has not yet been declared effective and to which the Company is currently drafting amendments.

Stock and Options To Employees and Contractors

Nexia’s subsidiary, Diversified Holdings I, Inc. relied on the issuance of Nexia stock under Nexia’s S-8 Registration Statement and 2005 Employee Benefit Plan for a large portion of employee salary payments during the first quarter of 2006. During the three month period ended June 30, 2006, the Company issued, pursuant to S-8 Registration Statements, 354,825,000 shares as compensation to six persons in exchange for services provided to the Company. These services/shares were valued at $78,448.

Impact of Inflation

Nexia believes that inflation has had a negligible effect on operations over the past three years. Nexia believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Off Balance Sheet Arrangements

 We do not have any off-balance sheet financing arrangements.

The following is a summary schedule of stockholders' equity and changes, for the six months ended June 31, 2006 and the year ended December 31, 2005.
The numbers show the effect of the November 1, 2004 reverse split.

	Six Months	Year
	Ended	Ended
	June 30,	December 31,
	2006	2005
	(Unaudited)

BALANCE DECEMBER 31, 2005 AND 2004	$963,185	$441,415
Intrinsic and fair value of options issued	35,000	56,750
Common stock issued for options exercised	105,000	34,500
Stock certificate from a previous year returned and cancelled	(11,800)	-
Increase in stock subscriptions receivable	(105,000)	(34,500)
Receipt of cash for stock subscriptions receivable	24,448	396,691
Common stock issued for services	-	120,025
Common stock issued to contractors for services - restricted	-	25,000
Common stock issued to contractors applied to accounts payable	-	53,327
Common stock issued to contracdtors applied to building improvements	-	10,000
Proceeds from options stock applied to A/P - Sorensen	-	430
Proceeds from options stock applied to A/P - T Hall	-	7,555
Old stock subscription receivable reclassified	-	1,493
Return of common stock issued to J. Fry, Jr. on 11/12/2004	-	(20,000)
Change in comprehensive loss for three months ended March 31	(61,707)	1,046
Net consolidated loss for three months ended March 31, 2006	(232,948)	(130,548)
Rounding	-	1
Balance for the three months ended March 31, 2006	716,178	963,185

Intrinsic and fair value of options issued	25,750	-
Common stock issued for options exercised	77,250	-
Increase in stock subscriptions receivable	(77,250)	-
Receipt of cash for subscriptions receivable	46,940	-
Common stock issued for past services	12,448	-
Paid-in capital adjusted for sales of stock issued at fair market
values less than the stock values when it was issued	(12,000)	-
Adjust for cash received on subscriptions receivable in excess
of amount receivable from an employee	(1,576)	-
Adjust stock subscriptions receivable for sales of stock at fair
market values less than the value when the stock was issued	12,000	-
Net increase in paid-in capital from net difference of intercompany
balances receivable and payable forgiven and written off the books	7,118	-
Change in comprehensive income for three months ended June 30, 2006	549,928	-
Net consolidated income for three months ended June 30, 2006	1,328,927	-
Balance for the six months ended June 30, 2006	$2,685,713	$963,185

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

 ITEM 3. CONTROLS AND PROCEDURES

 Nexia's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for Nexia. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of Nexia's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective and adequate, except at disclosed below.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there was a deficiency in the Company’s disclosure controls and procedures relating to the reporting and disclosure of a settlement for the quarter ended June 30, 2006. This deficiency was communicated to the Company’s independent registered public accountants. The Company determined that this deficiency did not result in any omission of disclosures in, or misstatements to, the Company’s financial statements for any prior periods or for the quarter ended June 30, 2006. The Company also performed additional procedures in completing these financial statements for the quarter ended June 30, 2006 to ensure that the amounts and disclosures included were fairly presented in all material respects in accordance with GAAP.

Subsequent to the identification of the deficiency in the Company’s disclosure controls and procedures as described above, the Company performed and implemented a variety of additional procedures in order to remediate the above described deficiency. As a result of the implementation of these additional procedures, the Company believes that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Other than as described above, there was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

 PART II-OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

Since the filing of Nexia's 10-KSB for the period ended December 31, 2005 and its 10-QSB for the period ended March 31, 2006, no material changes have occurred to the legal proceedings reported therein, except as noted below. For more information please see Nexia's Form 10-KSB for the year ended December 31, 2005, filed May 11, 2006 and Nexia’s Form 10-QSB for the quarter ended March 31, 2006, filed May 22, 2006.

Hallmark Construction & Development, L.L.C. v. Wasatch Capital Corporation, Community First National Bank, CUBCO, Inc. and John Does 1-10. Action was filed on or about August 18, 2005, in the Third Judicial District Court of Salt Lake County, State of Utah, Civil Case No. 050914860. Hallmark Construction & Development LLC had filed suit against Wasatch Capital Corporation seeking collection of $92,000 in alleged unpaid construction costs for the improvements and work provided on the Wallace/Bennett buildings owned by Wasatch Capital. Wasatch has responded with a demand that, as provided in the underlying contract, the matters in dispute between the parties be submitted to arbitration. Wasatch denied that it was indebted to Hallmark for any services or work provided for the improvement of the said buildings and stated its belief that it had fully paid if not over paid Hallmark and in addition that it has actions for damages against Hallmark. In June of 2006, Hallmark released the lien claim in full and assigned all claims arising from the work on the building to Wasatch. The matter was subsequently heard by the assigned arbitrator who entered a finding in favor of Wasatch Capital, granting a judgment to Wasatch against Hallmark in the sum of $99,791.12, which includes overpayment, damages for defective work, attorney fees, costs, arbitration fees and provides for interest both pre and post-judgment. A Motion to Confirm Arbitration Award has been filed with the Court and entry of a final order and judgment is expected shortly.

 ITEM 5. OTHER INFORMATION

The following contracts or agreements have been recently entered into by Nexia.

On April 27, 2006, Nexia signed an agreement with CollegeStock, Inc., located in Tempe, Arizona. Nexia paid $25,000 in cash in exchange for CollegeStock agreeing to provide a detailed profile of Nexia, and was to include benefits of investing in Nexia, would be featured on the CollegeStock.com website, send email alerts to CollegeStock members profiling Nexia’s business strategy and the benefits of investing in Nexia, forward all of Nexia’s press releases to opt-in members of CollegeStock, discussion of Nexia in CollegeStock.com financial message boards and CollegeStock would pay to retain a Chartered Financial Analyst to write a 6-15 page research report.

On May 30, 2006, Nexia signed an agreement with ItsAboutFinance.com, a company located in Los Angeles, California. Nexia paid $17,500 in cash to have ItsAboutFinance send 10 million emails, 1 million pop-up ads and 4 press releases (one per week) over a thirty day period.

On June 1, 2006, Nexia signed a contract with Strategex Integrated Marketing, Inc., located in South Jordan, Utah. Nexia has agreed to pay a $1,500 monthly retainer fee, pay a media commission of 15% and pay design fees billed per project. In exchange, Strategex will provide to Nexia marketing services including, media placement recommendations/consulting, direct mail consulting, strategic planning and development of public relations, including research, writing and placement, monthly consultation/planning meetings and 20 consulting hours per month.

On June 1, 2006, Diversified Holdings I, Inc. (“DHI”) signed three agreements for services in exchange for the delivery of shares it had received from Diversified Financial Resources Corporation (“DVFF”) as follows: 1) Greentree Financial Group, Inc., 300,000 post reverse shares of DVFF common stock in exchange for providing location services for new business opportunities inside the People’s Republic of China and other services as agreed between the parties; 2) Guoquiang Zhan, a citizen of the People’s Republic of China, who will in exchange for the delivery of 300,000 post reverse shares of DVFF stock provide consulting services for a 10 month period related to the identification and development of potential manufacturing sources in the People’s Republic of China and the location of other business opportunities for DHI or its related entities; 3) Conceptual Management, Ltd. agreed that for 1,000,000 post reverse shares of DVFF common stock that would provide consulting services for one year related to the business development of DVFF, provide market condition surveys and intelligence services within the People’s Republic of China for DVFF and other services related to the development and growth of DVFF’s business opportunities within the People’s Republic of China.

On June 6, 2006, Nexia signed a contract with Investor News Alerts, located in Boca Raton, Florida. Nexia paid $10,000 in cash to have Investor News Alerts place a profile of Nexia on the Investor News Alerts website and provide a website link to Nexia’s website.

On June 8, 2006, Nexia singed a contract with Expedite, located in Aurora, Illinois. Nexia paid $25,000 in cash pursuant to an Internet Marketing Contract to have Expedite conduct an email marketing campaign, to consist of 3 different mailings, each consisting of 100,000,000 general consumers, 9,000,000 investors and 19,000 ads on small cap news.

On June 8, 2006, Nexia signed an agreement with HotShot Stocks Corp., located in Wheeling, Illinois. Nexia paid $5,000 in cash for which HotShot Stocks agreed to send a press release to Business Wire for distribution to major news outlets, start a mass email broadcast campaign to 4.1 million opt-in accredited US investors and prominently display advertising on the hotshotstock.com website as a HotFlash Featured Company to promote Nexia’s goods and services.

The following contracts or agreements have been entered into by Nexia subsequent to the end of the quarter, June 30, 2006.

On July 13, 2006, Nexia entered into an agreement with TwinTrader.com LLC, located in Addison, Texas. Nexia paid $5,000 in cash for which TwinTrader will showcase Nexia for up to 1 hour on a live, interactive show and interview, including call in capabilities during the live broadcast. TwinTrader will also archive and maintain the recorded interview on the TwinTrader website. TwinTrader also agreed to provide daily e-mail alerts to its member base covering significant news releases by Nexia.

On July 13, 2006, Nexia closed upon an agreement to acquire Mr. Surber’s 60% ownership interest in Landis, LLC. As consideration for that acquisition, Nexia and Diversified Holdings I, Inc. delivered to Mr. Surber (1) a promissory note in the amount of $250,000, bearing interest at the rate of 24% per annum, due in five annual payments, (2) issuance of 75,000 shares of Nexia’s Class A Preferred Stock and (3) issuance of 2,000,000 shares of Nexia’s Class B Preferred Stock. Landis, LLC, consisting of a single location in Salt Lake City, Utah, reported revenue of $322,746 for the quarter ended June 30, 2006.

On July 13, 2006, Diversified Holdings I, Inc. (DHI) by assignment from Canton Industrial Corporation of Salt Lake City (CICSLC), settled all claims against Vasilios Priskos arising out of the December 28, 1998 promissory note made payable to CICSLC in the original face amount of $300,000. The payment of $100,000 cash by Mr. Priskos was accepted as full and complete settlement of the remaining balance due under the said note and the real estate lien securing the note was released by DHI.

On August 1, 2006, Nexia entered into an agreement with Stockgroup Media Inc., located in Vancouver, BC, Canada. Nexia paid $29,700 in cash to sign up for Stockgroup’s 6-Month Targeted Investor Awareness & Lead Generation Program. This program will include assistance in the dissemination of Nexia’s press releases, a company showcase on the Stockgroup’s websites, a SmallCap Executive Broadcast featuring Richard Surber, listing on the InvestorMarketPlace and assistance in generating leads for potential investors in Nexia.

Subsequent to the quarter ended June 30, 2006, the Board of Directors of the Company authorized 1,000,000,000 additional shares of common stock to be issued pursuant to the S-8 Registration Statement of the Company for the payment of obligations owed to employees and contractors of the Company. On August 10, 2006 the Company filed an amendment to its S-8 Registration statement increasing the number of shares registered by one billion (1,000,000,000) shares.

On August 15, 2006, Gold Fusion Laboratories, Inc., (“GFL”) a subsidiary of the Company signed an Asset Purchase Agreement with Diversified Holdings X, Inc. (“DHX”) to acquire all of the assets, inventory and receivables held by DHX in the operation of Black Chandelier, a fashion and lifestyle design operation (GFL was incorporated in Nevada on July 19, 2006). The compensation promised for this acquisition consisted of a promissory note by GFL in the face amount of $300,000, bearing interest at the rate of 24% per annum, with a maturity of five years. The Company agreed to issue DHX 70,000 shares of Series A Preferred Stock. As Richard Surber is the president and sole shareholder of DHX the transaction will be treated as a related party transaction. The transfer is expected to close on or before September 30, 2006. Black Chandelier operates two retail outlets in the Salt Lake City, Utah area and maintains a website for the online sale of its merchandise. Black Chandelier generated $225,010 in retail sales from January 1, 2006 through August 13, 2006. The company expects to contribute to the growth and expansion of Black Chandelier’s operations upon the closing of this acquisition.

On August 16, 2006 the company filed a Schedule 14C to increase its authorized shares to 50 Billion and reduce the par value to $.0001.

Hallmark Construction & Development, L.L.C. v. Wasatch Capital Corporation, Community First National Bank, CUBCO, Inc. and John Does 1-10. Action was filed on or about August 18, 2005, in the Third Judicial District Court of Salt Lake County, State of Utah, Civil Case No. 050914860. Hallmark Construction & Development LLC had filed suit against Wasatch Capital Corporation seeking collection of $92,000 in alleged unpaid construction costs for the improvements and work provided on the Wallace/Bennett buildings owned by Wasatch Capital. In June of 2006, Hallmark released the lien claim in full and assigned all claims arising from the work on the building to Wasatch. The matter was subsequently heard by the assigned arbitrator who entered a finding in favor of Wasatch Capital, granting a judgment to Wasatch against Hallmark in the sum of $99,791.12, which includes overpayment, damages for defective work, attorney fees, costs, arbitration fees and provides for interest both pre and post-judgment. A Motion to Confirm Arbitration Award has been filed with the Court and entry of a final order and judgment is expected shortly.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 9 of this Form 10-QSB, and are incorporated herein by this reference.
(b) Reports on Form 8-K During the period covered by this report, Nexia filed three Form 8-K reports.
(1) On June 7, 2006, the Company filed a Form 8-K reporting on the execution of a Settlement Agreement and Release with Diversified Financial Resources Corporation.
(2)
On June 20, 2006, the Company filed a Form 8-K reporting on the execution of a Consultancy Service Engagement Contract with Conceptual Management Limited to perform investor relations services for Diversified Financial Resources Corporation.

(3)
On June 22, 2006, the Company filed a Form 8-K reporting that Wasatch Capital Corporation had received a complete release of all liens on the Wallace and Bennett buildings from Hallmark Construction and Development, LLC.

Subsequent to the end of the quarter ended June 30, 2006, Nexia has filed one Form 8-K report.

(4)
On July 19, 2006, the Company filed a Form 8-K reporting that the Company’s subsidiary Diversified Holdings I, Inc. has acquired from a related party, Richard Surber, a 60% ownership interest in Landis, LLC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of August, 2006.

Nexia Holdings, Inc.

Date: August 21, 2006	By:	/s/ Richard Surber
Richard Surber President and Director

INDEX OF EXHIBITS
Exhibit No.	Exhibit Page No.	Description
3(i)(a) *	*	Articles of Incorporation of the Company (incorporated herein by reference from Exhibit No. 3(i) to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).
3(i)(b)	*
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

MATERIAL CONTRACTS

10(i)	*

Certifications

31.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32	CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

Other

99(i)	*
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

99(iii)	*
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

99(vi)	35
June 1, 2006, a Stock Option Agreement between the Company and Guy Cook granting 50,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(vii)	37	June 1, 2006, the Company granted to Guy Cook 20,000,000 shares of the Company’s S-8 common stock.
99(viii)	39
June 1, 2006, a Stock Option Agreement between the Company and Pamela Kushlan granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(ix)	41
June 7, 2006, a Stock Option Agreement between the Company and Sean Pasinsky granting 50,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(x)	43
June 7, 2006, a Stock Option Agreement between the Company and Jared Gold granting 50,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xi)	45
June 7, 2006, a Stock Option Agreement between the Company and Matthew Landis granting 50,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xii)	47
June 7, 2006, a Stock Option Agreement between the Company and Michael Golightly granting 50,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xiii)	49
June 7, 2006, a Stock Option Agreement between the Company and John Mortensen granting 50,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

Subsequent Events
99(xiv)	51
July 18, 2006, a Stock Option Agreement between the Company and Rocco Liebsch granting 50,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xv)	53
July 18, 2006, a Stock Option Agreement between the Company and Ronald Welborn Gold granting 50,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xvi)	55
July 18, 2006, a Stock Option Agreement between the Company and Audra C. Roberts granting 10,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

	*	Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by Nexia.