Form 10QSB
period 2006-09-30
NEXIA HOLDINGS INC
filed 2006-11-20
CIK 833209

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 FORM 10-QSB

  (Mark One)
[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.

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
  Yes X  No

Indicate by check mark whether the registrant is a shell company. Yes [  ] No [X]

The number of outstanding shares of the issuer's common stock, $0.0001 par value, as of November 17, 2006 was 8,114,768,850.

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

Our consolidated financial statements and accompanying notes are attached hereto as pages 5 through 21 and are incorporated herein by this reference.

This space has been left blank intentionally.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets	5-6

Consolidated Statements of Operations and Other Comprehensive Income (Loss)	7-8

Consolidated Statements of Stockholders' Equity	9-12

Consolidated Statements of Cash Flows	13-17

Notes to Consolidated Financial Statements	18-26

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of	As of
	September 30,	December 31,
ASSETS	2006	2005
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$63,404	$160,440
Accounts and notes receivable, trade - net of allowance
of $12,696 and $18,870 respectively	9,901	36,833
Accounts receivable - related parties (Note 5)	12,058	7,342
Notes receivable - net of allowance of $90,000 and
$345,000 respectively	12,956	13,164
Inventory	227,456	35,435
Prepaid expenses	1,010,873	28,191
Marketable securities (Note 7)	249,803	250,873

TOTAL CURRENT ASSETS	1,586,451	532,278

PROPERTY AND EQUIPMENT

Property and equipment, net	2,716,002	3,094,373
Land	633,520	689,295

TOTAL NET PROPERTY AND EQUIPMENT	3,349,522	3,783,668

OTHER ASSETS

Loan costs, net	45,804	3,970
Trademarks	1,380	-

TOTAL OTHER ASSETS	47,184	3,970

TOTAL ASSETS	$4,983,157	$4,319,916

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

	As of	As of
	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2006	2005
	(Unaudited)

CURRENT LIABILITIES

Accounts payable	$378,516	$233,606
Accounts payable - related parties (Note 5)	60,487	29,731
Accrued liabilities	389,070	293,687
Deferred revenue	159	988
Refundable deposits	15,892	15,892
Current maturities of long-term debt	119,009
Current maturities of long-term debt - related parties (Note 5)	110,000	929,908

TOTAL CURRENT LIABILITIES	1,073,133	1,503,812

LONG-TERM LIABILTIES

Convertible debenture derivative	61,071	85,714
Convertible debenture	94,023	16,440
Long-term debt	2,160,007
Long-term debt - related parties (Note 5)	440,000	1,524,339

TOTAL LONG-TERM LIABILITIES	2,755,101	1,626,493

TOTAL LIABILITIES	3,828,234	3,130,305

MINORITY INTEREST	94,116	226,426

STOCKHOLDERS' EQUITY
Preferred Series A stock, $0.001 par value, 10,000,000
shares authorized, 150,000 shares issued and outstanding	150	-

Preferred Series B stock, $0.001 par value, 10,000,000
shares authorized, 10,000,000 shares issued and outstanding	10,000	8,000

Preferred Series C stock, $0.001 par value, 5,000,000
shares authorized, 187,500 shares issued and outstanding	188	100

Common stock $0.001 par value, 10,000,000,000 shares
authorized, 7,814,768,850and 3,539,945,030 shares issued
(post reverse split) and outstanding, respectively	4,601,769	3,539,946

Additional paid-in capital	10,209,175	10,808,402

Treasury, 29,138 and 29,138 shares at cost, respectively	(100,618)	(100,618)

Stock subscriptions receivable	(374,801)	(11,325)

Other comprehensive Gain (Loss) (Note 7)	189,461	(5,721)

Accumulated deficit	(13,474,517)	(13,275,599)

Total Stockholders’ Equity	1,060,807	963,185

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$4,983,157	$4,319,916

The accompanying notes are an integral integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Other Comprehensive Income (Loss)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

	(Unaudited)	(Unaudited)	(Unaudited)	Unaudited)
REVENUE
Rental revenue	$51,503	$46,880	$140,068	$254,702
Sales - Salon and Retail	383,072	-	971,059	-

TOTAL REVENUE	434,575	46,880	1,111,127	254,702

COST OF REVENUE
Cost associated with rental revenue	15,169	20,435	79,998	139,939
Depreciation and amortization associated
with rental revenue	27,962	23,366	79,001	83,710
Interest associated with rental revenue	30,884	41,889	106,335	140,930
Cost of sales - Salon and Retail	114,175	-	340,888	-

TOTAL COST OF REVENUE	188,190	85,690	606,222	364,579

GROSS INCOME (LOSS)	246,385	(38,810)	504,905	(109,877)

EXPENSES
General and administrative expense	1,752,387	165,860	2,951,636	717,314
Depreciation and amortization expense	19,144	3,824	43,716	12,115

TOTAL EXPENSES	1,771,531	169,684	2,995,352	729,429

OPERATING LOSS	(1,525,146)	(208,494)	(2,490,447)	(839,306)

OTHER INCOME (EXPENSE)
Interest expense	(17,135)	(13,289)	(34,609)	(39,327)
Interest expense - accretion of debt	(35,788)	-	(127,890)	-
Loss on impairment of asset	(59,500)		(59,500)
Interest income	165	18,529	248	51,692
Income from litigation settlement	-	30,000	10,000	211,500
Gain on disposal of assets	107,870	-	34,124	756,471
Gain on marketable securities	-	145	2,301,967	1,836
Unrealized income related to adjustment of
derivative liability to fair value of underlying security	102,092	-	22,500	-
Other income	114,476	24	122,456	1,858
Other expense (forgive debt)	-	(71,342)	-	(71,342)

TOTAL OTHER INCOME (EXPENSE)	212,180	(35,933)	2,269,296	912,688

NET INCOME (LOSS) BEFORE MINORITY
INTEREST	(1,312,966)	(244,427)	(221,151)	73,382

MINORITY INTEREST IN (INCOME) LOSS	18,068	1,486	22,233	(77,184)

NET LOSS	(1,294,898)	(242,941)	(198,918)	(3,802)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gain (loss) on marketable sec. (Note 6 )	(298,760)	(356)	189,461	(23,944)

TOTAL COMPREHENSIVE LOSS	$(1,593,658)	$(243,297)	$(9,457)	$(27,746)

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Continued)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET INCOME (LOSS) PER COMMON SHARE, BASIC:

Net loss (before comprehensive income)	$(1,294,898)	$(242,941)	$(198,918)	$(3,802)
Net loss per share	$(0.0003)	$(0.0001)	$(0.0000)	$(0.0000)

Total comprehensive loss	$(1,593,658)	$(243,297)	$(9,457)	$(27,746)
Net loss per share	$(0.0003)	$(0.0001)	$(0.0000)	(0.0000)

Weighted average shares outstanding - basic	4,982,546,628	3,933,316,000	4,205,159,925	3,053,249,863

The accompanying notes are an integral part of these consolidated financial statements.

Nexia Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury
	Shares	Amount	Shares	Amount	Capital	Stock

Balance, Year Ended December 31, 2004	8,100,000	$8,100	1,747,945,834	$1,747,946	$12,396,385	$(100,618)
Change in Comprehensive Loss (Unaudited)	-	-	-	-	-	-
Common Stock issued to employees for options exercised (Unaudited)	-	-	675,000,000	675,000	(632,634)	-
Common Stock issued to contractors for options exercised (Unaudited)	-	-	175,000,000	175,000	(163,860)	-
Common Stock issued for services (Unaudited)	-	-	600,000,000	600,000	(453,840)	-
Fair Value of Options issued to contractors for services (Unaudited)	-	-	-	-	36,360	-
Intrinsic value of options issued to employees for services (Unaudited)	-	-	-	-	95,134	-
Proceeds from options stock applied to A/P (Unaudited)	-	-	-	-	430	-
Proceeds from options stock applied to A/P (Unaudited)	-	-	-	-	7,555	-
Receipt of cash on subscriptions receivable (Unaudited)	-	-	-	-	-	-
Return of common stock issued to J. Fry, Jr. on 11/12/2004 (Unaudited)	-	-	(8,000,000)	(8,000)	(12,000)	-
Receipt of cash on subscriptions receivable (Unaudited)	-	-	-	-	-	-
Change in Comprehensive Loss (Unaudited)	-	-	-	-	-	-
Net consolidated profit for six months ended June 30, 2005 (Unaudited)	-	-	-	-	-	-
Balance for the six months ended June 30, 2005 (Unaudited)	8,100,000	$8,100	3,189,945,834	$3,189,946	$11,273,530	$(100,618)

The accompanying notes are an integral part of these consolidated financial statements.

Nexia Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (continued)

	Stock	Other		Total
	Subscriptions	Comprehensive	Accumulated	Stockholders'
	Receivable	Income (Loss)	Deficit	Equity

Balance, Year Ended December 31, 2004	$(375,009)	$(6,767)	$(13,228,622)	$441,415
Change in Comprehensive Loss (Unaudited)	-	(15,227)	-	(15,227)
Common Stock issued to employees for options exercised (Unaudited)	(15,000)	-	-	27,366
Common Stock issued to contractors for options exercised (Unaudited)	-	-	-	11,140
Common Stock issued for services (Unaudited)	-	-	-	146,160
Fair Value of Options issued to contractors for services (Unaudited)	-	-	-	36,360
Intrinsic value of options issued to employees for services (Unaudited)	-	-	-	95,134
Proceeds from options stock applied to A/P (Unaudited)	-	-	-	430
Proceeds from options stock applied to A/P (Unaudited)	-	-	-	7,555
Receipt of cash on subscriptions receivable (Unaudited)	373,516	-	-	373,516
Return of common stock issued to J. Fry, Jr. on 11/12/2004 (Unaudited)	-	-	-	(20,000)
Receipt of cash on subscriptions receivable (Unaudited)	15,000	-	-	15,000
Change in Comprehensive Loss (Unaudited)	-	(8,361)	-	(8,361)
Net consolidated profit for six months ended June 30, 2005 (Unaudited)	-	-	239,139	239,139
Balance for the six months ended June 30, 2005 (Unaudited)	$(1,493)	$(30,355)	$(12,989,483)	$1,349,627

The accompanying notes are an integral part of these consolidated financial statements.

Nexia Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (continued)

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury
	Shares	Amount	Shares	Amount	Capital	Stock

Balance December 31, 2003	-	$-	348,503	$349	$10,411,636	$(100,618)
Cancellation of common stock for subscription receivable (Unaudited)	-	-	(700)	(1)	(6,999)	-
Common stock issued for services (Unaudited)	-	-	168,831	169	648,758	-
Issuance of stock for options exercised (Unaudited)	-	-	111,000	111	32,252	-
Common stock issued for building improvements and services (Unaudited)	-	-	6,000	6	19,194	-
Common stock issued to consultants for stock option exercise (Unaudited)	-	-	150,400	150	108,994	-
Common stock issued to employees for stock option exercise (Unaudited)	-	-	106,100	106	139,994	-
Receipt of subscriptions receivable (Unaudited)	-	-	-	-	-	-
Amortization of prepaid expenses (Unaudited)	-	-	-	-	-	-
Intrinsic value of stock options to employees (Unaudited)	-	-	-	-	253,250	-
Fair value of options issued for prepaid consulting fees (Unaudited)	-	-	-	-	43,988	-
Revaluation and amortization of deferred consulting (Unaudited)	-	-	-	-	1,612	-
Application of option grants to accounts payable (Unaudited)	-	-	-	-	7,466	-
Adjustment for marketable securities (Unaudited)	-	-	-	-	-	-
Adjustment for revision of options issued value (Unaudited)	-	-	-	-	488,195	-
Net loss for the six months ended June 30, 2004 (Unaudited)	-	-	-	-	-	-
Balance, June 30, 2004 (Unaudited)	-	$-	890,134	$890	$12,148,340	$(100,618)

The accompanying notes are an integral part of these consolidated financial statements.

Nexia Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (continued)

		Expenses
		Prepaid
	Stock	with	Other	Other		Total
	Subscriptions	Common	Deferred	Comprehensive	Accumulated	Stockholders'
	Receivable	Stock	Consulting	Income (Loss)	Deficit	Equity

Balance December 31, 2003	$(28,000)	$(13,333)	$-	$(862)	$(10,224,467)	$44,705
Cancellation of common stock for subscription receivable (Unaudited)	7,000	-	-	-	-	-
Common stock issued for services (Unaudited)	-	-	-	-	-	648,927
Issuance of stock for options exercised (Unaudited)	(32,363)	-	-	-	-	-
Common stock issued for building improvements and services (Unaudited)	-	-	-	-	-	19,200
Common stock issued to consultants for stock option exercise (Unaudited)	-	-	-	-	-	109,144
Common stock issued to employees for stock option exercise (Unaudited)	-	-	-	-	-	140,100
Receipt of subscriptions receivable (Unaudited)	21,000	-	-	-	-	21,000
Amortization of prepaid expenses (Unaudited)	-	13,333	-	-	-	13,333
Intrinsic value of stock options to employees (Unaudited)	-	-	-	-	-	253,250
Fair value of options issued for prepaid consulting fees (Unaudited)	-	-	(43,988)	-	-	-
Revaluation and amortization of deferred consulting (Unaudited)	-	-	5,988	-	-	7,600
Application of option grants to accounts payable (Unaudited)	-	-	-	-	-	7,466
Adjustment for marketable securities (Unaudited)	-	-	-	(3,748)	-	(3,748)
Adjustment for revision of options issued value (Unaudited)	-	-	-	-	-	488,195
Net loss for the six months ended June 30, 2004 (Unaudited)	-	-	-	-	(1,637,431)	(1,637,431)
Balance, June 30, 2004 (Unaudited)	$(32,363)	$-	$(38,000)	$(4,610)	$(11,861,898)	$111,741

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(198,918)	$239,139
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Change in minority interest	(132,310)	78,970
Depreciation expense	118,964	65,955
Amortization of lease / loan costs	3,407	1,787
Intrinsic and fair value of stock options issued	60,750	95,134
Issued common stock for services	12,448	106,628
Issued option shares for services	70,125	-
Issued option shares to reduce accounts payable	3,750	-
Expense stock sales at values lower than stock issue values	1,667	-

Allowance for bad debts	(6,174)	(950)
Accretion of convertible debenture	77,583	-
Unrealized loss related to adjustment of derivative
to fair value of underlying security	(24,643)	-
Stock certificate issued in 2003 returned and cancelled	(11,800)	-
Gain on sale of residential real estate	(35,083)	-
Loss on sale of commerical real estate	108,829	-
Net gain on sale of marketable securities (Note 6 )	(2,301,967)	-
Sale of marketable securities (Note 6)	2,400,000	-
Prepaid expense	(982,172)	-
Changes in operating assets and liabilities:
Accounts receivable	33,106	(11,675)
Accounts receivable - related parties	(4,716)	(46,846)
Inventory	(192,021)	-
Prepaid expense	(510)	(2,696)
Notes receivable	(2,814)	-
Marketable securities	-	(1,651)
Other assets	-	1,787
Accounts payable	144,910	(104,323)
Accounts payable - related parties	30,756	-
Accrued liabilities	95,383	(8,110)
Unearned rent	-	(23,094)
Deferred revenue	(829)	(40)
Refundable deposits	-	2,851
Convertible debenture	-	(5,000)
Net cash provided (used) in operating activities	(732,279)	387,866

The accompanying notes are an integtal part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	For the Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)

CASH FLOWS FROM INVESTING ACTIVITIES

Sale of commercial real estate	802,126	-
Sale of residential real estate	70,205	-
Sale of marketable securities	105,241	-
Puchase marketable securities	(7,022)	-
Purchase of property, plant and equipment	(34,499)	(122,141)
Purchase of land	(251,575)	-
Fixed assets acquired by issuing Nexia stock	4,500	-
Captalized payroll expense as cost for a website	(1,318)	-
Certain assets and liabilities of Black Chandelier operation in DHX
acquired by issuing a note payable and stock	(324,589)	-
Issued preferred stock to increase investment in
Landis, LLC (Note 12)	1,339,423	-
Issued preferred and common stock to acquire
certain assets and liabilities from DHX, Inc. (Note 11)	807,578	-
Cash received on stock subscriptions receivable in excess
receivable due to sales at higher values than the issue values	(1,576)	-
Excess value of note payable and stock given over net assets
of Landis, LLC to increase investment from 20% to 85% (Note 12)	(862,999)	-
Excess value of note payable and stock given over net assets
received for purchase of certain Black Chandelier net assets (Note 11)	(1,061,485)	-
Intercompany balances forgiven and written
off the books	(429,934)	-
Cash loaned loaned for note receivable	-	(132,000)
Note receivable from litigation settlement	-	(20,000)
Purchase of marketable securities - restricted	-	(4,002)
Restricted stock received in litigation settlement	-	(154,000)
Adjustments between notes receivable and
accounts receivable balances	-	1,839
Sale of retail shopping plaza	-	987,659
Correction of duplicate entry, previous period	-	539
Net cash provided by investing activities	154,076	557,894

The accompanying notes are an integtal part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows continued

	For the Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)

CASH FLOWS FROM INVESTING ACTIVITIES

Sale of commercial real estate	802,126	-
Sale of condominium	70,205	-
Proceeds from marketable securities, net	105,241	-
Purchase of property, plant and equipment	(33,073)	(122,141)
Cash received on stock subscriptions receivable
in excess of receivable	(1,576)	-
Intercompany balances forgiven and written
off the books	7,117	-
Cash loaned loaned for note receivable	-	(132,000)
Note receivable from litigation settlement	-	(20,000)
Purchase of marketable securities - restricted	-	(4,002)
Restricted stock received in litigation settlement	-	(154,000)
Adjustments between notes receivable and
accounts receivable balances	-	1,839
Sale of retail shopping plaza	-	987,659
Correction of duplicate entry, previous period	-	539
Net cash provided by investing activities	950,040	557,894

The accompanying notes are an integtal part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, (Continued)

	For the Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on long-term debt	(75,839)	(51,740)
Proceeds from issuance of new long-term debt, mortgage refinancing	1,568,790	65,224
Proceeds from issuance of short-term debt for land purchase	250,000	-
Issue notes payable in connection with increasing investment in Landis, LLC
and acquiring certain assets of Black Chandelier from DHX, Inc.	550,000	-
Pay off mortgages replaced by refinancing	(1,153,402)	-
Pay off part of short term debt for land purchase	(193,000)	-
Pay off note payable, sale of commercial property	(545,071)	-
Pay off note payable, sale of condominium	(25,055)	-
Pay off note payable, sale of retail shopping plaza	-	(938,255)
Pay off capitalized equipment lease liability	(5,901)	-
Receipt of stock subscriptions receivable	103,286	388,516
Issue common stock for conversion of part of Corso convertible debenture	52,500	-
Issuance of common stock for stock options exercised	-	38,506
New loan costs	(45,241)	-
Collect note receivable	100	-
Net cash provided (used) in financing activities	481,167	(497,749)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(97,036)	448,011

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	160,440	232,491

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,404	$680,502

SUPPLEMENTAL DISCLOSURE OF INFORMATION

CASH PAID FOR:

Interest	$140,944	$113,180

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Common stock issued for services	$82,573	$106,628

Intrinsic and fair value of options issued	$60,750	$95,134

Common stock issued for subscriptions receivable	$479,250	$15,000

Common stock issued for building improvements and a website	$17,625	$22,287

Unrealized loss on adjustment of derivative
to fair value of underlying security	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, (Continued)

	For the Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on long-term debt	(50,336)	(51,740)
Proceeds from issuance of long-term debt	790	65,224
Pay off note payable, sale of commercial property	(545,071)	-
Pay off note payable, sale of condominium	(25,065)	-
Pay off note payable, sale of retail shopping plaza	-	(938,255)
Receipt of stock subscriptions receivable	71,388	388,516
Issuance of common stock for stock options exercised	-	38,506
New loan costs	(4,000)	-
Collect note receivable	100	-
Net cash used in financing activities	(552,194)	(497,749)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,968)	448,011

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	160,440	232,491

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$138,472	$680,502

SUPPLEMENTAL DISCLOSURE OF INFORMATION

CASH PAID FOR:

Interest	$113,414	$113,180

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Common stock issued for services	$12,448	$106,628

Intrinsic and fair value of options issued	$60,750	$95,134

Common stock issued for subscriptions receivable	$182,250	$15,000

Common stock issued for building improvements	$-	$22,287

Unrealized loss on adjustment of derivative
to fair value of underlying security	$(77,449)	$-

The accompanying notes are an integral part of these consolidated financial statements

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006

 NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements for Nexia Holdings, Inc. and Subsidiaries (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three months and nine months ended September 30, 2006 are not indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 - GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The company has incurred cumulative operating losses through September 30, 2006 of $13,474,517, which raises substantial doubt about the Company’s ability to continue as a going concern. The net loss for the nine month period ending September 30, 2006 was $198,918. The Company had a positive working capital balance at September 30, 2006 of $513,318.

Revenue has not been sufficient to cover the Company’s operating costs. Management’s plans to enable the company to continue as a going concern include the following:

•	Increase sales revenues in the retail clothing operations for Black Chandelier by increasing the number of retail stores.
•	Increase salon revenue and retail sales by continuing to implement the unique Aveda Lifestyle points of difference.
•	Increase revenue from rental properties by implementing new marketing programs.
•	Make improvements to certain rental properties in order to make them more marketable.
•	Reduce expenses through consolidating or disposing of certain subsidiary companies.
•	Purchase revenue producing real estate.
•	There is an agreement signed with Dutchess Private Equities Fund to purchase Nexia common stock. For further detail reference Note 10.
•	Raise additional capital through private placements of the Company’s common stock.
•	Use stock and option-based compensation to cover payroll and other permissible labor costs.

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006

NOTE 2 - GOING CONCERN (CONTINUED)

There can be no assurance that the Company can or will be successful in implementing any of its plans or that it will be successful in enabling the Company to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - OUTSTANDING STOCK OPTIONS

A summary of the status of the Company’s stock option plans as of September 30, 2006 and December 31, 2005 and changes during those periods is presented below. The number of options reflects the effect of the November 1, 2004 reverse stock split:

	Nine Months Ended		Year Ended
	September 30, 2006		December 31, 2005

	Average Exercise		Average Exercise
	Shares	Price	Shares	Price

Outstanding, beginning
of period	135,000	$0.001	722,500	$0.001

Granted	1,320,000,000	0.000	1,000,000,000	0.00016

Exercised	(1,320,000,000)	0.000	(100,587,500)	0.00016

Expired	(135,000)	(0.001)	-	-

Outstanding, end of period	-	$-	135,000	$0.001

Exercisable	-	$-	135,000	$0.001

The Company determined the fair value of the stock options issued during the periods at the grant dates by using the Fair Market Value on the date of option grant less the 75% share of cash received by the Company.

On March 21, 2006, the Board of Directors of the Company adopted the “2006 Benefit Plan of Nexia Holdings, Inc.” under which the Company may issue stock or stock options to employees, consultants, advisors or other individual persons. The total number of shares covered by the 2006 plan is 4,500,000,000 shares of the Company’s common stock. This plan expires on the earlier of the date that is five years from the date the plan was adopted or the date on which the four billion five hundred millionth share is issued.

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006

NOTE 4 - COMMON STOCK

During the nine months ended September 30, 2006, the Company issued 4,274,825,000 shares of common stock pursuant to the Company’s S-8 Registration Statement, valued at $648,499. Included in this amount is the stock issued during the period ended September 30, 2006 of 1,320,000 shares were for compensation to persons in exchange for services provided to the Company and was valued at $396,000.

NOTE 5 - RELATED PARTY TRANSACTIONS

There is an accounts payable of $60,487 at September 30, 2006 to Richard Surber. Richard Surber loaned the funds to Nexia for the purchase of inventory.

On July 13, 2006, Nexia closed upon an agreement to acquire Mr. Surber’s 60% ownership interest in Landis, LLC. As consideration for that acquisition, Nexia and Diversified Holdings I, Inc. delivered to Mr. Surber (1) a promissory note in the amount of $250,000, bearing interest at the rate of 24% per annum, due in five annual payments, (2) issuance of 75,000 shares of Nexia’s Class A Preferred Stock and (3) issuance of 2,000,000 shares of Nexia’s Class B Preferred Stock. Landis, LLC, consisted of a single location in Salt Lake City, Utah, at the time of the purchase.

There is a receivable of $12,058 from Diversified Holdings X, Inc. (DHX) at September 30, 2006. There was difficulty during the transition period for transfer of the Black Chandelier operation from DHX to Gold Fusion Laboratories, Inc. to affect a timely change of the bank into which the credit card processing company deposited processed funds from DHX’s bank account to Gold Fusion’s Bank account. The problem will be rectified by December 31, 2006.

On August 15, 2006, Gold Fusion Laboratories, Inc., (“GFL”) a subsidiary of the Company signed an Asset Purchase Agreement with Diversified Holdings X, Inc. (“DHX”) to acquire all of the assets, inventory and receivables held by DHX in the operation of Black Chandelier, a fashion and lifestyle design operation (GFL was incorporated in Nevada on July 19, 2006). The compensation promised for this acquisition consisted of a promissory note by GFL in the face amount of $300,000, bearing interest at the rate of 24% per annum, with a maturity of five years. The Company agreed to issue DHX 70,000 shares of Series A Preferred Stock. As Richard Surber is the president and sole shareholder of DHX, the transaction will be treated as a related party transaction. On September 18, 2006 an addendum to the agreement was approved by the parties that provided for the issuance of 2,000,000,000 shares of the Company’s restricted common stock to DHX as compensation for transfers made to GFL. The transfer was closed on September 18, 2006. Black Chandelier operates two retail outlets in the Salt Lake City, Utah area and maintains a website for the online sale of its merchandise. The Company expects to contribute to the growth and expansion of Black Chandelier’s operations.

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006

NOTE 6 - INVESTMENT IN MARKETABLE EQUITY SECURITIES

The following is a summary of the Company's investment in available-for-sale securities as of September 30, 2006.
Available-for-Sale
Gross Unrealized Gains (Losses)	Fair Value

2006	2006

Equity securities, free trading	$191,064	$248,200
Equity securities, restricted	(1,603)	1,603
Total Marketable Securities	$189,461	$249,803

Changes in the unrealized loss on available-for-sale securities during the nine months ended September 30, 2006 and the year ended December 31, 2005, reported as a separate component of stockholders’ equity, are as follows:

	Nine
	Months	Year
	Ended	Ended
	September 30,	December 31,
	2006	2005

Beginning balance	$(5,721)	$(6,767)
Increase in unrealized holding gains	195,182	1,046
Total Marketable Securities	$189,461	$(5,721)

During the three months ended September 30, 2006, and the year ended December 31, 2005, the Company recognized $0 and $155 in permanent impairment expense on marketable securities, respectively.

NOTE 7 - CORPORATION CONSOLIDATED INCOME TAX RETURNS

A consolidated corporate income tax return has not been filed since the year ended December 31, 2001. There have been losses in every year since 2001. The Company expects to file income tax returns for the years ended December 31, 2002 through 2005 within one year.

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006

NOTE 8 - OFFICER SALARY

There was an accrued salary liability of $99,705 payable to Richard Surber, President and CEO, at September 30, 2006. Mr. Surber has been paid compensation of $38,757 through September 30, 2006. Mr. Surber has elected to defer being paid most of his accrued salary in an effort to boost available cash for the purchase of inventories. It is anticipated that Mr. Surber’s salary will be paid current by the end of 2007.

NOTE 9 - CONSULTING CONTRACTS

On June 1, 2006, Nexia signed consulting contracts with three investor relations or consulting firms, one in the U.S.A. and two in the People’s Republic of China. Compensation for these services was China Fruits Corporation (CHFR); formerly Diversified Financial Resources Corporation (“DVFF”) unrestricted 20,000,000 shares of common stock valued at $2,400,000. Nexia recorded a prepaid amount of $2,400,000 at the same time they transferred the stock. The amounts of consulting fees that have been expensed from the prepaid account are $359,286 and $1,077,857 in the quarters ending June 30 and September 30, 2006, respectively. The remaining balance of prepaid consulting fees as of September 30, 2006 is $962,857. The remaining prepaid consulting fees will be expensed in the fourth quarter of 2006 and the first quarter of 2007, to cover the periods that were agreed upon for consulting services.

Two of the agreements are for the consultants to locate new business opportunities and develop potential manufacturers inside the People’s Republic of China. The third agreement is for the consultant to advise the Company on the business development of CHFR in the People’s Republic of China. The operations for CHFR are located in the Peoples Republic of China.

NOTE 10 - CAPITAL RESOURCES

Nexia signed an equity line of credit agreement with Dutchess Private Equities Fund (“Dutchess”) on August 15, 2005. The agreement provides that, following notice to Dutchess, Nexia may put to Dutchess up to $10 million in shares of Nexia common stock for a purchase equal to 95% of the lowest closing best bid price on the Over-the-Counter (“OTC”) Bulletin Board of Nexia common stock during the five day period following the notice to Dutchess. The number of shares Nexia will be permitted to put, pursuant to the agreement, will be either: (a) 200% of the average daily volume of Nexia common stock for the ten day trading period prior to the applicable put notice, multiplied by the average of the three daily closing “best bid” price immediately preceding the day Nexia issues the put, or (b) $100,000; provided that in no event will the put amount be more than $1,000,000 with respect to any single put (best bid is defined in the agreement as the highest posted bid price for the common stock). Dutchess will resell the shares of common stock in the open market; resell the shares to other investors through negotiated transactions or hold the shares in its portfolio. These shares are to be made available subject to an SB-2 Registration Statement that has not been declared effective and for which the Company filed an amendment on October 23, 2006.

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006

NOTE 11 - BUSINESS COMBINATION

On August 15, 2006, Gold Fusion Laboratories, Inc., (“GFL”) a subsidiary of the Company signed an Asset Purchase Agreement with Diversified Holdings X, Inc. (“DHX”) to acquire all of the assets, inventory and receivables held by DHX in the operation of Black Chandelier, a fashion and lifestyle design operation (GFL was incorporated in Nevada on July 19, 2006). The compensation promised for this acquisition consisted of a promissory note by GFL in the face amount of $300,000, bearing interest at the rate of 24% per annum, with a maturity of five years. The Company agreed to issue DHX 70,000 shares of Series A Preferred Stock. As Richard Surber is the president and sole shareholder of DHX the transaction will be treated as a related party transaction. On September 18, 2006, an addendum to the agreement was approved by the parties that provided for the issuance of 2,000,000,000 shares of the Company’s restricted common stock to DHX as compensation for transfers made to GFL. The transfer was closed on September 18, 2006. Black Chandelier operates two retail outlets in the Salt Lake City, Utah area and maintains a website for the online sale of its merchandise. The Company expects to contribute to the growth and expansion of Black Chandelier’s operations.

On September 18, 2006, the Company authorized the issuance of 50,000 shares of Nexia’s Class C Preferred Stock to Jared Gold and 30,000 shares of Nexia’s Series C Preferred Stock to Sean Pasinsky in exchange for services provided to Gold Fusion Laboratories, Inc. and the development and preservation of the operations of Black Chandelier fashions and its related operations, including the opening, designing and expansion of the retail operations of those entities. Series C Preferred Stock provides that the Series C shares will hold conversion rights into shares of the common stock of the Company equal in value to $5.00 per share and are subject to redemption by the Company upon a $5.00 cash payment. The Series C Preferred Shares hold no voting rights.

The following table summarizes the fair market value of the net assets acquired at the date of the addendum to the Asset Purchase Agreement, September 18, 2006:

At
September 18,
2006

Register and petty cash funds, receivables, inventory and deposits	$151,487
Property, plant and equipment	269,301
Total assets	483,789

Liabilities assumed	(192,032)

Net assets acquired	$228,756

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006

NOTE 11 - BUSINESS COMBINATION (CONTINUED)

The acquisition was from a commonly owned company and, accordingly, the assets and liabilities have been recorded by Gold Fusion Laboratories, Inc. at predecessor’s cost. The excess value of the note given and stock issued over the net assets acquired and investment in those net assets, of $1,061,485, was charged against paid in capital under the generally accepted accounting requirement that net assets acquired from a commonly owned company must be recorded at predecessor’s cost. This means that there was no goodwill received. Nexia obtained an appraisal of the Black Chandelier operations from Norman, Townsend & Johnson, LLC., which valued the business at $1,700,000 as of August 31, 2006.

The following table sets out supplementary disclosure of the pro forma effect of the acquisition of the Black Chandelier operation on the assumption that the business combination occurred at the beginning of the period being reported on below:

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006

NOTE 12 - ACQUISITION

On July 13, 2006, Diversified Holdings 1, Inc., (“DHI”) a 100% owned subsidiary of the Company, entered into an agreement with Richard D. Surber, CEO of the Company, to acquire his 60% ownership interest in Landis, LLC. On July 17, 2006, DH1, Inc. also entered into an agreement with Seth Bullough, an employee of Landis, LLC, to acquire his 5% ownership interest in Landis, LLC. In exchange for these two purchase agreements, the Company issued a note payable for $250,000 and 80,000 Series A and 2,000,000 Class B preferred shares

The aggregate purchase price and the value of the note payable and preferred stock issued in consideration was determined to be $1,052,000 based on the agreed amount of the note payable, market value of the equivalent common shares for the convertible Series A preferred shares and the $0.001 par value of the nonconvertible Series B preferred shares.

The acquisition has been accounted for using the purchase method. The acquisition of the additional 65% ownership interest in Landis, LLC was calculated to be $189,001. The amount of the $1,052,000 given, in excess of the $189,001 allocated to investment, of $862,999, was charged to paid in capital under the generally accepted accounting requirement that an additional investment in Landis, LLC acquired from a commonly owned interest (65% of the Landis, LLC net book value) precluded the recording of any goodwill.

NOTE 13 - SUBSEQUENT EVENTS

On October 2, 2006, Gold Fusion Laboratories, Inc. (GFL), executed a lease for a 1,504 square foot retail location in The Shops at Riverwoods, located at the southeastern corner of 4800 North Street and University Avenue in Provo, Utah. Architect, Horn & Partners, and a contractor, CRC Construction, have both been retained to complete the construction/renovation for the space. The lease has a term of five years with operations to renew for annual rent increases of 4% per year.

On October 5, 2006, the Company authorized the delivery of a promissory note in the face amount of $20,000 to Richard Surber, president of the Company. The note was authorized by the board of directors. The note was given in exchange for funds advanced to the Company by Mr. Surber. The terms of the note provided for a single payment due on January 5, 2007 and provide for an interest rate of 20% per annum.

On October 5, 2006, the Company delivered to Michael Clark a promissory note in the face amount of $250,000. The note was approved and authorized by the board of directors. The note was given in exchange for $250,000 advanced to the Company by Mr. Clark. The note provides that payment of the

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006

NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)

note shall be secured by up to $500,000 of the Series C Preferred Stock of the Company. Full payment of the note is due February 15, 2007 and provides for interest at the rate of 20% per annum until paid in full.

On October 20, 2006, the Company delivered to John E. Fry, Jr. a promissory note in the face amount of $50,000. The note was approved and authorized by the board of directors. The note was given in exchange for $50,000 advanced to the Company by Mr. Fry. The note is due on the 1st day of March 2007 and is a non-interest bearing note. In exchange for not paying any interest on the note, the Company has agreed to issue Mr. Fry 3,000 Shares of Series C Preferred Stock.

On October 26, 2006, Gold Fusion Laboratories Inc. executed a lease for a 1455 square foot location in The Fashion Place Mall located on State Street in Murray, Utah. The place will be used for a flag ship retail location for Black Chandelier. A five year lease has been signed for this space and the opening of the retail outlet is expected to take place around December 1, 2006.

On November 7, 2006, the Company authorized the delivery of a promissory note in the face amount of $31,025 to Richard Surber, president of the Company. This note was authorized by the board of directors. The note was given in exchange for $31,025 advanced to the Company by Mr. Surber. The terms of the note provide for a single payment due on January 25, 2007 and provide for an interest rate of 20% per annum.

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

General

Nexia's current operations consist of three principal areas: (1) operation on the design and retail operations of Black Chandelier fashion lines through the Company’s subsidiary Gold Fusion Laboratories, Inc. (GFL); (2) the operation of the Landis Lifestyle Salon through Nexia’s ownership interest in Landis, LLC and (3) the acquisition, leasing and selling of real estate. The following discussion examines Nexia's financial condition as a result of operations for the three and nine month periods ended September 30, 2006 and compares those results with the comparable periods in 2005.

Gold Fusion Laboratories Retail Operations

In August of 2006, Gold Fusion Laboratories, Inc., a 100% owned subsidiary of the Company signed an asset purchase agreement with Diversified Holdings X, Inc. (DHX) to acquire the rights, assets, inventories and receivables of the Black Chandelier retail design and manufacturing operations. This acquisition closed on September 20, 2006. DHX is controlled by Richard Surber, which is deemed an affiliate of Nexia. The acquisition has been accounted for as a business combination in accordance with FASB Statement No. 141 based upon the values exchanged.

Black Chandelier operations included two retail outlets operated under the Black Chandelier label, one in Trolley Square and the other in the Gateway shopping centers located in Salt Lake City, Utah as well as the on line shopping site, www.blackchandelier.biz . From January 1 through its acquisition by GFL the Black Chandelier operations have generated approximately $240,000 in gross revenues. Two leases have been signed to open two additional stores at The Shops at Riverwoods mall in Provo, Utah and at the Fashion Place Mall in Murray, Utah. Both stores are expected to open in time for the holiday shopping season. Jared Gold designed a pilot store to be used as a model for the opening of additional stores. This newly designed Black Chandelier is located in the Gateway Shopping Center in downtown Salt Lake City. A virtual tour of this store can be viewed at http://www.blackchandelier.com/Gateway.html.

Black Chandelier designs, produces and manufactures a majority of all items sold in its stores that are sold under the trademarks, Black Chandelier, Jared Gold, Olfactory Surrealism and Pink Chandelier. The stores also carry merchandise from Wrangler Jeans, Le Sportsac, Taschen books, Lomography Cameras, and Tokidoki Italy.

Black Chandelier is a lifestyle company that produces clothing, candles and active wear. The mission of Black Chandelier is to offer products designed with deliberateness and wild inspiration that indulge an individual’s innate drive to be unique. The overarching concept is to provide the consumer with an affordable alternative to "mass-market” offerings by extending a product that conveys a sense of eccentricity that stands apart in quality, style and price, from most of the homogenous fare being offered consumers by the mainstream apparel market. The clothing items are produced in small runs keeping merchandise offered in the stores fresh.

Black Chandelier stands in a unique position to establish a niche market among its customers. The clothing, accessories and other products are designed with an edgy sophistication that allows customers to fulfill their need to express their uniqueness. The consumer base of Black Chandelier has a very large age range. Female shoppers vary in age from 15 to 35. This typical consumer is fashion conscious and follows current trends and subscribes to or reads several fashion oriented women’s magazines. The expanding men’s division has garnered a large fan base in the age group from 15 to 35. These consumers read weekly entertainment guides and local underground publications and fanzines.

Landis, LLC Salon Operations

Nexia currently owns 85% of Landis, LLC (“Landis”). In November 2005, the Company acquired a 20% equity interest in Landis for a $100,000 cash payment. Landis operates an AvedaTM lifestyle salon that features AvedaTM products for retail sale. Landis is controlled by Nexia’s Chief Executive Officer. Nexia has consolidated Landis for accounting purposes, because of its ownership interest and common control with our president. Nexia signed an agreement to acquire Mr. Surber’s 60% ownership interest in Landis in the third quarter of 2006. As consideration for that acquisition, Nexia and Diversified Holdings I, Inc. delivered to Mr. Surber (1) a promissory note in the amount of $250,000, bearing interest at the rate of 24% per annum, due in five annual payments, (2) issuance of 75,000 shares of Nexia’s Series A Preferred Stock and (3) issuance of 2,000,000 shares of Nexia’s Series B Preferred stock. A 5% interest was acquired from Seth Bullough in exchange for the issuance by Nexia of 5,000 shares of Series A Preferred Stock. Landis Salon has a single location in Salt Lake City, Utah and reported revenue of $945,905 during the nine months ended September 30, 2006. Landis had no operations during the third quarter of 2005. Additional information on the Landis Salon can be found on its website at www.landissalon.com.

Landis intends to limit the services offered in its salon to hair and makeup only. The current salon consists of three major components, an Aveda ™ retail store, an advanced hair salon and a training academy (for the training of future staff about the culture, services and products provided by Landis). Pricing of hair services will reflect the experience level of the stylists with the training academy ranging from $16 to $25 and the advanced hair salon from $30 to $75. The design of the studio is intended to look clean, comfortable and modern, appealing to both genders and all age groups.

The target market for Landis is 70% female and 30% male, seeking customers with high expectations at a reasonable cost. The average customer is expected to visit the salon 7-9 times a year, spending an average of $47 on services and purchasing $15 of retail Aveda™ products with each visit. The current space was selected for its central location to the Salt Lake market area, the high income demographics available within easy driving distance and the trendy, upwardly mobile nature of the area. The primary marketing efforts of Landis will be word of mouth, supplemented by carefully selected advertising campaigns and seeking referrals from the existing customer base.

Landis recorded gross revenue of $357,918 and $945,908 for the three and nine months ended September 30, 2006. The current quarter represents 38% of the gross revenue reported for the year to date and reflects the continuing trend of increasing sales.

Net income (losses) for these operations were $13,353 and ($3,997) for the three and nine month periods ended September 30, 2006. There were no operations during the comparable periods in 2005.

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

Nexia recorded rental revenues of $51,503 and $140,068 for the three and nine months ended September 30, 2006, as compared to $46,880 and $254,702 for the comparable periods in 2005. The increase in the three month rental revenues of $4,623 or 10% was the result of increasing rentals from the expanded occupancy of the Wallace Bennett building and the decrease in the nine month rental revenues of $114,634 or 45% was due to the reduction in rental properties resulting from the sale of the Glendale Plaza Shopping Center in early 2005.

Nexia had a gain (loss) from real estate operations of $2,869 and ($61,178) for the three and nine months ended September 30, 2006, compared to a (loss) of ($42,634) and ($121,992) for the comparable period in 2005. The changes in the three and nine month losses of decreases of $45,503 and of $60,814 or 107% and 50% respectively, are attributable to increased collection of rents from the Wallace Bennett building and improved control of expenses.

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

Company Operations as a Whole:

Revenue

Gross revenues for the three and nine month periods ended September 30, 2006, were $434,575 and $1,111,127 as compared to $46,880 and $254,702 for the same periods in 2005. The increases in the three and nine month revenues of $387,695 and $856,425, or 827% and 336% respectively, are due to inclusion of sales revenue from the operation of the Landis Salon and Black Chandelier retail sales in the sums of $383,072 and $971,059 for the three and nine month periods ended September 30, 2006, respectively.

Operating Losses

Nexia recorded operating losses of $1,525,146 and $2,490,447 for the three and nine month periods ended September 30, 2006, compared to losses of $208,494 and $839,306 for the comparable periods in the year 2005. The increase in three month operating losses of $1,316,652 and in the nine month operating losses of $1,651,141, or a 632% increase and a 197% increase respectively, was the result of the increased operating expenses related to the operation of the Landis Salon, Black Chandelier costs of expansion and a large expense related to the use of shares of China Fruits Corporation (CHFR) for the payment of various consulting expenses with non reoccurring amounts of $359,286 and $1,441,117 for the three and nine months ended September 30, 2006, respectively.

Losses

Nexia recorded operating losses of $1,525,146 and $2,490,447 for the three and nine month periods ended September 30, 2006, compared to losses of $208,494 and $839,306 for the comparable periods in the year 2005. The increase in three month operating losses of $1,316,652 and in the nine month operating losses of $1,651,141, or a 632% increase and a 197% increase respectively, was the result of the increased operating expenses related to the operation of the Landis Salon, Black Chandelier costs of expansion.

Nexia recorded net losses of $1,294,898 and $198,918 for the three and nine month periods ended September 30, 2006, as compared to net losses of $242,941 and $3,802 for the comparable periods in 2005. The increase in the three month net losses of $1,051,957, or 433%, compared to the same period in 2005, reported above, is attributable primarily to the expense of prepaid consulting costs in the sum of $1,077,857 recognized during the quarter ended September 30, 2006 and other investor relations expenses paid by the Company during the current quarter.

However, the largest contributing factor to the significant increase in operating losses and net losses was the result of a one time payment for various consulting expenses in the form of shares of a newly reorganized company named China Fruits Corporation (OTCBB: CHFR) which were expensed in the amounts of $359,286 and $1,441,117 for the three and nine months ended September 30, 2006, respectively. The value of the CHFR shares paid for such services was determined based upon the market price as quoted on the over the counter bulletin board on the date of payment for such services.

Nexia may not operate at a profit through fiscal 2006. Since Nexia's activities in the past were tied to its ability to operate its real estate properties at a profit, future profitability or its revenue growth tended to follow changes in the real estate market place. The recent diversification into retail operations represented by its investment in Landis, LLC and Black Chandelier will broaden Nexia’s operations and make it less dependent on the real estate market and its fluctuations. There can be no guarantee that profitability or revenue growth will be realized in the future. However, Landis, LLC operations are expected to post a modest profit on a stand alone basis for the fiscal year ending 2006.

Expenses

General and administrative expenses for the three and nine month periods ended September 30, 2006, were $1,752,387 and $2,951,636 compared to $165,860 and $717,314 for the same periods in 2005. The increase in three and nine month expenses for 2006 of $1,586,527 and $2,234,322, or 957% and 311%, respectively, was due primarily to Landis expenses of $238,197 and $616,948 for the three and nine month periods, respectively, and Black Chandelier expenses of $44,596 for the three months ended September 30, 2006. There were also increased expenses for investor relations during the second quarter ended June 30, 2006 totaling $97,982 which contributed to the increased amount of expenses during the nine month period. During the quarter ended September 30, 2006, $1,077,857 was expensed as prepaid investor relations costs, paid with shares of CHFR received in June of 2006.

Depreciation and amortization expenses for the three and nine months ended September 30, 2006 were $47,106 and $122,717 compared to $27,190 and $95,825 for the same periods in 2005. The increases in the three and nine month expense of $19,916 and $26,892, or 73% and 28%, respectively, was attributable to depreciation of Landis leasehold improvements of $10,530 during the quarter ended September 30, 2006 and $30,648 for the nine months ended September 30, 2006, compared to no depreciation for the first nine months of 2005 (Landis began operations in November 2005). Wasatch Capital depreciation expense increased $6,020 from September 30, 2005 to September 30, 2006 due to further depreciable leasehold improvements on the Wallace Bennett building. Salt Lake Development depreciation expense increased $3,253 due to the timing of the building purchase in August 2005 and the sale of the building in April 2006. Loan Amortization for new mortgage loans acquired by Wasatch Capital and Downtown Development added another $9,320.

These additions were reduced by a decrease in depreciation expense of $18,864 from September 30, 2005 to September 30, 2006 due to the sale of buildings owned by West Jordan Real Estate Holdings in April 2005.

Capital Resources and Liquidity

On September 30, 2006, Nexia had current assets of $1,586,451 and $4,983,157 in total assets compared to current assets of $532,278 and total assets of $4,319,916 as of December 31, 2005. Nexia had net working capital of $513,318 at September 30, 2006, as compared to a net working capital deficit of $971,535 at December 31, 2005. The increase in working capital of $1,484,853 is due primarily to the increased fair market value of marketable securities represented by the settlement with China Fruits Corporation (CHFR) and a reduction in the amount of current maturities of long-term debt. A major reduction in the amount of current obligations is a result of the loan on the Wallace-Bennett building being refinanced. The loan was closed on August 25, 2006. It provided for a $1 million loan, with an interest rate of 7.125%, a ten-year term and monthly payments based upon a 30 year amortization. Upon completion of the loan, the debt was reclassified as long-term. The reclassification had a significant impact on increasing the Company’s working capital.

On June 1, 2006, Diversified Holdings I, Inc., (“DHI”) a subsidiary of the Company, signed a Settlement Agreement and Release with CHFR whereby DHI released all claims remaining under a June 30, 2003 Stock Purchase Agreement between the two parties in exchange for the delivery of 2,000,000 shares of CHFR common stock without a restrictive legend. DHI delivered 1,600,000 of those shares to three different recipients in exchange for various services to be provided to DHI resulting in pre-paid expenses reported in the balance sheet. Nexia retained 400,000 shares which have a current market value of approximately $212,000. (The shares are thinly traded with a reported bid price of $0.53, an asking price of $1.35 and $1.00 as the last reported trade price as of the November 2006 update.) The future values of these shares are unknown and are subject to market fluctuations. The obligation of CHFR to DHI had earlier been written off as unlikely to be collected, and the receivable was not included in the financial statements as of December 31, 2005 and for the first quarter ended March 31, 2006.

Cash used by operating activities was $732,279 for the nine months ended September 30, 2006, compared to cash provided by operating activities of $387,866 for the comparable nine month period in 2005. The increase in cash used of $1,120,145 was attributable to the costs generated by the amortization of prepaid consulting expenses in the amount of $1,437,732, and the increase in expenses generated by its newly acquired retail operations compared to no such costs during the comparable nine month period in 2005.

Net cash provided by investing activities was $154,076 for the nine month period ended September 30, 2006, compared to net cash provided by investing activities of $557,894 for the nine months ended September 30, 2005. The decrease of cash provided in the sum of $403,818 was attributable primarily to the value of the promissory notes and stock issued to acquire Landis, LLC and the Black Chandelier assets.

Cash provided by financing activities was $481,167 for the nine months ended September 30, 2006, compared to cash used of $497,749 for the nine months ended September 30, 2005. The increase of $978,916 in cash provided by financing activities was due primarily to the proceeds from the issuance of new long-term debt, mortgage refinancing in the sum of $1,568,790, recognized during the nine months ended September 30, 2006, compared to the same period of 2005.

Nexia may experience occasional cash flow shortages due to its retail expansion plans and debt service on real estate holdings. To cover these shortages, Nexia may need to issue shares of its common stock in payment for services and other obligations. Nexia is currently experiencing challenges with regard to cash flows. We are looking at several options to improve this situation, including having signed for an equity line of credit with Dutchess Private Equities Fund.

The agreement with Dutchess provides that, following notice to Dutchess, Nexia may put to Dutchess up to $10 million in shares of our common stock for a purchase price equal to 95% of the lowest closing best bid price on the Over-the-Counter (“OTC”) Bulletin Board of our common stock during the five day period following that notice. The number of shares that we will be permitted to put pursuant to the agreement will be either: (a) 200% of the average daily volume of our common stock for the ten trading days prior to the applicable put notice, multiplied by the average of the three daily closing “best bid” prices immediately preceding the day we issue the put, or (b) $100,000; provided that in no event will the put amount be more than $1,000,000 with respect to any single put. (Best Bid is a defined term in the agreement as the highest posted bid price for the common stock.) In turn, Dutchess has indicated that it will resell the shares of common stock in the open market; resell our shares to other investors through negotiated transactions or hold our shares in its portfolio. These shares are made the subject of an SB-2 Registration Statement that has not yet been declared effective and to which the Company recently filed an amendment.

On August 16, 2006, Nexia filed a Schedule 14C to give notice of its intent to increase its authorized shares to 50 Billion and reduce the par value of its common stock to $.0001 per share. Amendments were filed with the State of Nevada on September 18, 2006 to carry out these changes to the Articles of Incorporation of the Company.

Stock and Options to Employees and Contractors

Nexia’s subsidiary, Diversified Holdings I, Inc. relied on the issuance of Nexia stock under Nexia’s S-8 Registration Statement and 2005 Employee Benefit Plan for a large portion of employee salary payments during the first quarter of 2006. During the three month period ended September 30, 2006, the Company issued, pursuant to S-8 Registration Statements, 1,320,000,000 (one billion three hundred twenty million) shares as compensation to persons in exchange for services provided to the Company. These services/shares were valued at $396,000.

Impact of Inflation

Nexia believes that inflation has had a negligible effect on operations over the past three years. Nexia believes that it can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Off Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

The following is a summary schedule of stockholders' equity and changes, for the nine months ended September 30, 2006 and the year ended December 31, 2005.
The numbers show the effect of the November 1, 2004 reverse split.

	Nine Months Ended September 30 2006	Year Ended December 31 2005
	(Unaudited)

BALANCE DECEMBER 31, 2005 AND 2004	$963,185	$441,415
Intrinsic and fair value of options issued	60,750	56,750
Common stock issued for options exercised	182,250	34,500
Stock certificate from a previous year returned and cancelled	(11,800)	-
Increase in stock subscriptions receivable	(182,250)	(34,500)
Receipt of cash for stock subscriptions receivable	71,388	396,691
Common stock issued for services	12,448	120,025
Common stock issued to contractors for services - restricted	-	25,000
Common stock issued to contractors applied to accounts payable	-	53,327
Common stock issued to contractors applied to building improvements	-	10,000
Proceeds from options stock applied to A/P - Sorensen	-	430
Proceeds from options stock applied to A/P - T Hall	-	7,555
Old stock subscription receivable reclassified	-	1,493
Return of common stock issued to J. Fry, Jr. on 11/12/2004	-	(20,000)
Paid-in capital adjusted for sales of stock issued at fair market values less than the stock values when it was issued	(12,000)	-
Adjust for cash received on subscriptions receivable in excess of amount receivable from an employee	(1,576)	-
Adjust stock subscriptions receivable for sales of stock at fair market values less than the value when the stock was issued	12,000	-
Net increase in paid-in capital from net difference of intercompany balances receivable and payable forgiven and written off the books	7,118	-
Change in comprehensive loss for six months ended June 30, 2006	488,221	1,046
Net consolidated loss for three months ended June 30, 2006	1,095,979	(130,548)
Rounding	-	1
Balance for the six months ended June 30, 2006	2,685,713

Common stock issued for options exercised	366,000	-
Receipt of cash on subscriptions receivable	31,897	-
Increase in stock subscriptions receivable	(297,000)	-
Common stock issued to Diversified Holdings X, Inc. re. acquisition of net assets of Black Chandelier operation from DHX, Inc. (restricted)	200,000	-
Common stock issued to John E. Fry, Jr. for options exercised re. acquisition of net assets of Black Chandelier operation from DHX, Inc.	30,000	-
Adjust Stock Subscriptions Receivable for differences between stock sales net proceeds and amount when stock was issued	1,668	-
Common stock issued to Joseph Corso, Jr. for conversion of part of convertible debenture (restricted)	52,500	-

The following is a summary schedule of stockholders' equity and changes, for the nine months ended September 30, 2006 and the year ended December 31, 2005.
The numbers show the effect of the November 1, 2004 reverse split.

	Nine Months Ended September 30 2006	Year Ended December 31 2005
	(Unaudited)

Class A Preferred Stock issued to Richard Surber re. acquisition of his investment in Landis, LLC	752,000	-
Class A Preferred Stock issued to Seth Bullough re. acquisition of his investment in Landis, LLC	50,000	-
Class A Preferred Stock issued to Diversified Holdings X, Inc. re. acquisition of net assets of Black Chandelier operation from Diversified Holdings X, Inc.	700,000	-
Class C Preferred Stock issued to Jared Gold for services re. acquisition of Black Chandelier net assets from DHX, Inc.	250,000	-
Class C Preferred Stock issued to Sean Pasinsky for service re. acquisition of Black Chandelier net assets from DHX, Inc.	150,000	-
Class C Preferred Stock issued to John E. Fry, Jr. re. acquisition of net assets of Black Chandelier operation from DHX, Inc.	37,500	-
Adjust balance in paid-in capital, resulting from intercompany balances being written off among Nexia companies forgiving debt or debt being forgiven, due to the dissolution of two companies and writing off their equity balances against investment by remaining Nexia companies.	(437,050)	-
Excess of value of notes payable and stock given over net assets received by Nexia for additional investment in or acquisition of net assets: from Landis, LLC	(862,999)	-
from DHX, Inc. (B.C. net assets)	(1,061,485)	-

Change in comprehensive loss for three months ended September 30, 2006	(293,039)	-
Net consolidated loss for three months ended September 30, 2006	(1,294,898)	-

Balance at September 30, 2006	$1,060,807	-
Balance at December 31, 2005		$963,185

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

Landis, LLC Salon Operations

Primary competition to the Landis, LLC operations will come from other area salons offering above-and-beyond customer service in the Salt Lake Area market. Currently identified as offering this level of competition are salons named, Lunatic Fringe, Salon Zazou and Salon RZ. Landis will also be in competition with large scale hair cutting operations such as Great Clips, Supercuts, and Fantastic Sams, though these operations do not compete in offering the extra services and products that Landis offers. No other salons in the Salt Lake area provide the Aveda™ experience with the Aveda™ product line offered by Landis.

Gold Fusion Laboratories Fashion Operations

The Company believes that local competition for its fashion operations are Lollabella and JMR in the areas where Gold Fusion currently has retail outlets. This assumption is based on their marketing and customer demographics. Nationally retailers such as Diesel, Urban Outfitters and Anthropologie present the main competition. These specialty retailers manufacture their own goods as well as sell third party product, are nationally marketed, and maintain company operated boutiques in most major cities. The Black Chandelier market edge over its competition is its sales of exclusive product in a market that is presently saturated with larger brands. Ancillary items are purchased from other vendors in small amounts and with studied curation, in order to keep merchandise on the cutting edge. Although the apparel industry is mature and slow growing, it exists in a dynamic and competitive environment. The apparel industry is extremely competitive and highly fragmented. The power of the big retailers is a major challenge to any new designer and manufacturer such as Gold Fusion; however, specialized product with limited distribution can create a unique identity among retailers.

ITEM 3. CONTROLS AND PROCEDURES

Nexia's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for Nexia. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of Nexia's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective and adequate, except as disclosed below.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were no deficiencies in the Company’s disclosure controls and procedures relating to the reporting and disclosure of a settlement for the quarter ended September 30, 2006. The Company also performed additional procedures in completing these financial statements for the period ended September 30, 2006 to ensure that the amounts and disclosures included were fairly presented in all material respects in accordance with GAAP.

Subsequent to the identification of the deficiency in the Company’s disclosure controls and procedures as reported during the second quarter of 2006, relating to reporting of receipt of stock the Company performed and implemented a variety of additional procedures in order to remediate that deficiency. The new procedure is that we are more often consulting outside accounting experts to help us resolve complex accounting issues. As a result of the implementation of these additional procedures, the Company believes that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Other than as described above, there was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Since the filing of Nexia's 10-KSB for the period ended December 31, 2005 and its 10-QSB for the period ended September 30, 2006, no material changes have occurred to the legal proceedings reported therein, except as noted below. For more information please see Nexia's Form 10-KSB for the year ended December 31, 2005, filed May 11, 2006 and Nexia’s Form 10-QSB for the quarter ended March 31, 2006, filed May 22, 2006 and for the quarter ended June 30, 2006, filed August 21, 2006.

Hallmark Construction & Development, L.L.C. v. Wasatch Capital Corporation, Community First National Bank, CUBCO, Inc. and John Does 1-10. Action was filed on or about August 18, 2005, in the Third Judicial District Court of Salt Lake County, State of Utah, Civil Case No. 050914860. Hallmark Construction & Development LLC had filed suit against Wasatch Capital Corporation seeking collection of $92,000 in alleged unpaid construction costs for the improvements and work provided on the Wallace/Bennett buildings owned by Wasatch Capital. Wasatch has responded with a demand that, as provided in the underlying contract, the matters in dispute between the parties be submitted to arbitration. Wasatch denied that it was indebted to Hallmark for any services or work provided for the improvement of the said buildings and stated its belief that it had fully paid if not over paid Hallmark and in addition that it has actions for damages against Hallmark. In June of 2006, Hallmark released the lien claim in full and assigned all claims arising from the work on the building to Wasatch. The matter was subsequently heard by the assigned arbitrator who entered a finding in favor of Wasatch Capital, granting a judgment to Wasatch against Hallmark in the sum of $99,791.12, which includes overpayment, damages for defective work, attorney fees, costs, arbitration fees and provides for interest both pre and post-judgment. A Motion to Confirm Arbitration Award was filed with the Court in response to which the Court has entered a final judgment. Enforcement or collection activity to collect some portion of the award is ongoing at this time.

ITEM 5. OTHER INFORMATION

The following contracts or agreements have been recently entered into by Nexia.

On July 13, 2006, Nexia closed upon an agreement to acquire Mr. Surber’s 60% ownership interest in Landis, LLC. As consideration for that acquisition, Nexia and Diversified Holdings I, Inc. delivered to Mr. Surber (1) a promissory note in the amount of $250,000, bearing interest at the rate of 24% per annum, due in five annual payments, (2) issuance of 75,000 shares of Nexia’s Series A Preferred Stock and (3) issuance of 2,000,000 shares of Nexia’s Class B Preferred Stock. Landis, LLC, consists of a single location in Salt Lake City, Utah.

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

On August 10, 2006, the Board of Directors of the Company authorized 1,000,000,000 additional shares of common stock to be issued pursuant to the S-8 Registration Statement of the Company for the payment of obligations owed to employees and contractors of the Company. On August 10, 2006 the Company filed an amendment to its S-8 Registration statement increasing the number of shares registered by one billion (1,000,000,000) shares.

On August 15, 2006, Gold Fusion Laboratories, Inc., (“GFL”) a subsidiary of the Company signed an Asset Purchase Agreement with Diversified Holdings X, Inc. (“DHX”) to acquire all of the assets, inventory, receivables, and assume liabilities held by DHX in the operation of Black Chandelier, a fashion and lifestyle design operation (GFL was incorporated in Nevada on July 19, 2006). The compensation promised for this acquisition consisted of a promissory note by GFL in the face amount of $300,000, bearing interest at the rate of 24% per annum, with a maturity of five years. The Company agreed to issue DHX 70,000 shares of Series A Preferred Stock. As Richard Surber is the president and sole shareholder of DHX the transaction will be treated as a related party transaction. On September 18, 2006 an addendum to the agreement was approved by the parties that provided for the issuance of 2,000,000,000 shares of the Company’s restricted common stock to DHX as compensation for transfers made to GFL. The transfer was closed on September 18, 2006. Black Chandelier operates two retail outlets in the Salt Lake City, Utah area and maintains a website for the online sale of its merchandise. Nexia expects to contribute to the growth and expansion of Black Chandelier’s operations upon the closing of this acquisition.

On August 16, 2006, the company filed a Schedule 14C to increase its authorized shares to 50 Billion and reduce the par value to $.0001. This was effected by September 30, 2006.

On September 18, 2006, the Company authorized the issuance of 50,000 shares of Nexia’s Series C Preferred Stock to Jared Gold and 30,000 shares of Nexia’s Series C Preferred Stock to Sean Pasinsky in exchange for services provided to Gold Fusion Laboratories, Inc. and the development and preservation of the operations of Black Chandelier fashions and its related operations, including the opening, designing and expansion of the retail operations of those entities. Series C Preferred Stock provides that the Series C shares will hold conversion rights into shares of the common stock of the Company equal in value to $5.00 per share and are subject to redemption by the Company upon a $5.00 cash payment. The Series C Preferred Shares hold no voting rights.

On September 21, 2006, the Company authorized the issuance of 7,500 shares of Nexia’s Series C Preferred Stock to John E. Fry, Jr. in exchange for service provided to Gold Fusion Laboratories, Inc. and the potential expansion and development of the business plan for Black Chandelier and its retail outlets. Series C Preferred Stock provides that the Series C shares will hold conversion rights into shares of the common stock of the Company equal in value to $5.00 per share and are subject to redemption by the Company upon a $5.00 cash payment. The Series C Preferred Shares hold no voting rights.

On September 26 2006, the Company authorized the delivery to Mr. Joseph Corso, Jr. of Two Hundred Fifty Million (250,000,000) shares of restricted common stock of the Company stated par value of $0.0001. The issuance represents approximately 3.2% of the then issued and outstanding 7,814,768,850 shares of common stock of the Company. The issuance was carried out in partial satisfaction of the “24% Series A Senior Subordinated Convertible Redeemable Debenture Due November 1, 2007” debenture held by Mr. Corso. The debenture has a face value of $200,000 and the debenture was originally issued in November of 2004. The conversion rate for the debenture is equal to 70% of the market value of common stock at the time of conversion and Mr. Corso has converted $52,500 of the value of the debenture. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

During the quarter ended September 30, 2006, the Company paid out to various firms providing investor and public relations services to the Company a total of $192,000 in payments. The services provided or agreed to be provided by the firms receiving the payments include publication of Company press releases, distribution of information related to the Company and its operations.

The following contracts or agreements have been entered into by Nexia subsequent to the end of the quarter, September 30, 2006:

On October 2, 2006, Gold Fusion Laboratories, Inc. (GFL), executed a lease for a 1,504 square foot retail location in The Shops at Riverwoods, located at the southeastern corner of 4800 North Street and University Avenue in Provo, Utah. Architect, Horn & Partners, and a contractor, CRC Construction, have both been retained to complete the construction/renovation for the space. The lease has a term of five years with operations to renew for annual rent increases of 4% per year. This location will be opening November 24, 2006.

On October 5, 2006, the Company authorized the delivery of a promissory note in the face amount of $20,000 to Richard Surber, president of the Company. The note was authorized by the board of directors. The note was given in exchange for $20,000 advanced to the Company by Mr. Surber. The terms of the note provide for a single payment due on January 5, 2007 and provide for an interest rate of 20% per annum.

On October 5, 2006, the Company delivered to Michael Clark a promissory note in the face amount of $250,000. The note was approved and authorized by the board of directors. The note was given in exchange for $250,000 advanced to the Company by Mr. Clark. The note provides that payment of the note shall be secured by up to $500,000 of the Series C Preferred Stock of the Company. Full payment of the note is due February 15, 2007 and provides for interest at the rate of 20% per annum until paid in full.

On October 20, 2006, the Company delivered to John E. Fry, Jr. a promissory note in the face amount of $50,000. The note was approved and authorized by the board of directors. The note was given in exchange for $50,000 advanced to the Company by Mr. Fry. The note is due on the 1st day of March 2007 and provides for no interest during the term. Nexia has agreed to issue to Mr. Fry 3,000 shares of Series C Preferred Stock as compensation for the loan.

On October 26, 2006, Gold Fusion Laboratories Inc. executed a lease for a 1455 square foot location in The Fashion Place Mall located on State Street in Murray, Utah. The space will be used for a flag ship retail location for Black Chandelier. A five year lease has been signed for this space and the opening of the retail outlet is expected to take place around December 15, 2006.

On November 7, 2006, the Company authorized the delivery of a promissory note in the face amount of $31,025 to Richard Surber, president of the Company. This note was authorized by the board of directors. The note was given in exchange for $31,025 advanced to the Company by Mr. Surber. The terms of the note provide for a single payment due on January 25, 2007 and provide for an interest rate of 20% per annum.

Subsequent to the end of the quarter the Company has paid out to various firms providing investor and public relations services to the Company a total of $59,000 in cash. The services provided or agreed to be provided by the firms receiving the payments include publication of Company press releases, distribution of information related to the Company and its operations.

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

(2)
On September 20, 2006, the Company filed a Form 8-K reporting that the Company approved and its subsidiary Gold Fusion Laboratories, Inc. (“GFL”) executed an Addendum to its Asset Purchase Agreement dated August 15, 2006 with Diversified Holdings X, Inc. (“DHX”) to acquire the assets of DHX that operate as the Black Chandelier line of fashion clothing and accessories. The Addendum increases the purchase price of those assets to include two billion (2,000,000,000) shares of restricted Nexia common stock. The Company also reported that GFL closed on the Asset Purchase Agreement wherein GFL acquired assets from DHX for the operation known as Black Chandelier.

(3)
On September 28, 2006, the Company filed a Form 8-K reporting that the Company authorized the delivery to Mr. Joseph Corso, Jr. of Two Hundred Fifty Million (250,000,000) shares of restricted common stock of the Company stated par value of $0.0001. The issuance was carried out in partial satisfaction of the “24% Series A Senior Subordinated Convertible Redeemable Debenture Due November 1, 2007” debenture held by Mr. Corso.

Subsequent to the end of the quarter ended September 30, 2006, Nexia has filed two Form 8-K reports.

(4)
On October 13, 2006, the Company filed a Form 8-K reporting that the Company was  making a Fair Disclosure filing reporting that the Company was releasing information  regarding its financial projections and estimates for its operations for the next five  years, including projections for the expansion of the Landis Lifestyle Salon and Black  Chandelier retail stores operations.

(5)
On October 13, 2006, the Company filed a Form 8-K reporting that the Company entered into addendums with the majority of the current holders of option rights to acquire shares of the common stock of Nexia to provide for a floor price of $0.000375 for exercise of options.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of November, 2006.

Nexia Holdings, Inc.

Date: Date: November 17, 2006	By:	/s/ Richard Surber
Richard Surber President and Director

INDEX OF EXHIBITS

Exhibit No.	Exhibit Page No.	Description
3(i)(a) *	*	Articles of Incorporation of the Company (incorporated herein by reference from Exhibit No. 3(i) to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).
3(i)(b)	*
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

3(v)	*
Amendment to the Articles of Incorporation changing the number of authorized shares of common stock of the company to 50,000,000,000 (incorporated herein by reference to the Company’s Definitive 14(c) as filed with the Securities and Exchange Commission on August 16,2006.)

MATERIAL CONTRACTS
10(i)	*
Contract for the acquisition from Richard Surber of a 60% interest in Landis, LLC by Diversified Holdings I, Inc. (incorporated herein by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on July 19, 2006.)

10(ii)	*
Asset Purchase Agreement dated August 15, 2006 between Gold Fusion Laboratories Inc. and Diversified Holdings X, Inc. to acquire the rights, assets, inventories and receivable of the Black Chandelier retail operations.

10(iii)	*
Addendum to Assets Purchase Agreement dated August 15, 2006 by Gold Fusion Laboratories Inc. increased the purchase price of assets from Diversified Holdings X, Inc. to include two billion shares of restricted Nexia common stock. (Incorporated herein by reference to the Company’s 8-K as filed with the Securities and Exchange Commission on September 20, 2006.)

10(iv)	38
October 5, 2006 Michael Clark promissory note in the face amount of $250,000. Full payment of the note is due February 15, 2007 and provides for interest at the rate of 20% per annum until paid in full.

Certifications

31.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32	CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

Other

99(xiv)	*
July 18, 2006, a Stock Option Agreement between the Company and Rocco Liebsch granting 50,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xv)	*
July 18, 2006, a Stock Option Agreement between the Company and Ronald Welborn granting 50,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xvi)	*
July 18, 2006, a Stock Option Agreement between the Company and Audra C. Roberts granting 10,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xvii)	40
August 30, 2006, a Stock Option Agreement between the Company and Jared Gold granting 100,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xviii)	42
August 30, 2006, a Stock Option Agreement between the Company and Sandra J. McFadden granting 50,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xix)	44
August 30, 2006, a Stock Option Agreement between the Company and Guy Cook granting 200,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xx)	46
August 30, 2006, a Stock Option Agreement between the Company and Michael Golightly granting 150,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxi)	48
August 30, 2006, a Stock Option Agreement between the Company and John Robert Mortensen granting 100,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxii)	50
August 30, 2006, a Stock Option Agreement between the Company and Pamela Jean Kushlan granting 100,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxiii)	52
August 30, 2006, a Stock Option Agreement between the Company and Rocco Liebsch granting 150,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxiv)	54
August 30, 2006, a Stock Option Agreement between the Company and Allen Jordan granting 50,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxv)	56
August 30, 2006, a Stock Option Agreement between the Company and Andrew Pitts granting 40,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxvi)	58
August 30, 2006, a Stock Option Agreement between the Company and Matthew Albert Stevens granting 40,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxvii)	60
August 30, 2006, a Stock Option Agreement between the Company and Rachael Domingo granting 40,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxviii)	62
September 21, 2006, a Stock Option Agreement between the Company and John E. Fry granting 100,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxix)	64
September 26, 2006 a Stock Option Agreement between the Company and Deena Ramondetta granting 40,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

Subsequent Events

99(xxx)	66
October 19, 2006 a Stock Option Agreement between the Company and Lee Baumann granting 300,000,000 options with a floating option price set at 75% of the market price at the time of exercise, with a minimum exercise price of $0.000375, all of the options vested immediately.

99(xxxi)	68	Promissory Notes to Richard Surber, a related party, one for $20,000 dated October 5, 2006 and a second note for $31,025 dated November 7, 2006.

99(xxxii)	*	Appraisal of Landis Life Stile Salon, incorporated by reference from the 8-K filed by the Company on October 13, 2006.

99(xxxiii)	*	Appraisal of Black Chandelier retail operations, incorporated in reference from the 8-K filed by the Company on October 31, 2006

*		Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by Nexia.