Form 10KSB
period 2006-12-31
NEXIA HOLDINGS INC
filed 2007-04-19
CIK 833209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-KSB
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the annual period ended	December 31, 2006
Commission File Number	33-22128-D

NEXIA HOLDINGS, INC. (Exact name of registrant as specified in its charter.)
Nevada (State of other jurisdiction of incorporation or organization)	84-1062062 (I.R.S. Employer Identification No.)
59 West 100 South Salt Lake City, UT (Address of principal executive offices)	84101 (Zip Code)
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
Common Stock, $.0001 Par Value - 1,582,995,086 shares as of April 12, 2007.

Indicate by check mark whether the registrant is a shell company. Yes [  ] No [X]

The issuer's total consolidated revenues for the year ended December 31, 2006 were $1,834,245.

The aggregate market value of the registrant's common stock, $0.0001 par value (the only class of voting stock), held by non-affiliates was approximately $961,142 based on the average closing bid and asked prices for the Common Stock on March 30, 2007, of $0.0007 per share.

PART I

ITEM 1.
OUR BUSINESS

Nexia’s current operations consist of the acquisition, leasing and selling of real estate, the operation of a salon and the operation of retail clothing stores. Nexia’s subsidiaries currently own and operate a 38,000 square foot retail/office building, an 11,000 square foot office building and a 7,000 square foot retail building. All of these buildings are located in the greater Salt Lake City, Utah area. A subsidiary of the Company has acquired the operations of Black Chandelier, a clothing and lifestyle retail operation with four stores, three located in the Salt Lake City, Utah market and one in the Provo, Utah market. Nexia subsidiary, Landis, LLC, operates a hair salon that sells Aveda™ products exclusively.

DESCRIPTION OF BUSINESS

This report contains forward-looking statements which involve risks and uncertainties, including trends in the real estate investment market, projected leasing and sales and future prospects of Nexia’s retail operations. Actual results could differ materially from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Risk Factors."

General

Nexia currently has three general areas in which it conducts business operations. The oldest is the acquisition, leasing and selling of commercial real estate properties in the greater Salt Lake City, Utah area. A subsidiary of the Company has acquired an 85% ownership interest in Landis, LLC which owns and operates Landis Lifestyle Salon, an Aveda™ lifestyle salon located in Salt Lake City, Utah. Another subsidiary, Gold Fusion Laboratories, Inc., operates 4 retail clothing stores operating under the name Black Chandelier in Utah.

The corporate structure is as set forth in the following chart:

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

For purposes of the following discussion Class A office space is defined as, a building that has excellent location and access, attracts high quality tenants and is managed professionally. Rents are competitive with other new buildings. Class B buildings have good locations, management, and construction and tenant standards are high. Buildings have very little functional obsolescence and deterioration. Class C buildings are typically 15 to 25 years old but are maintaining steady occupancy and demand lower rent than Class B buildings.

Significant Growth. According to the Year-End 2006 Market Review of Commerce CRG published by national real estate broker Cushman & Wakefield, Utah’s thriving economy is drawing increased interest from out-of-state office users, as well as existing in-state expansions. The overall vacancy rate was 10.28% in 2006, a 0.53% drop from 2005 figures. A majority of tenants vacating the soon-to-be demolished Key Bank Tower, located in the central business district, have been accommodated within the downtown area, pushing direct vacancy for high quality facilities down to an historical low.

These reported trends have not, however, led to large increased occupancy rates for Class C office buildings or retail space which would cover the holdings of Nexia at the present time, excluding a portion of the Wallace building that we own which is Class A office space. Vacancies in such buildings have remained much higher as the higher class buildings have completed tenant improvements to their space to attract new tenants. Class C vacancy rates were reported at 25.14% for the year of 2006 compared to an overall vacancy rate of 9.88% for the central business district. However, for retail space, lease rates for Class A space have reached record highs and may encourage local retailers to move into Class B and C spaces with their lower lease rates.

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

Our Plan to Acquire and to Sell Commercial Properties

Our business plan is to buy more properties that we believe are undervalued compared to their cash flows and estimated resale value. We are looking for properties with sufficient rental income to enable us to cover the operating costs of our overall portfolio. We will sell properties when market conditions are favorable.

Our strategy is to identify properties with a favorable financing arrangement already in place, assume that financing, and satisfy any new down-payment with a relatively nominal cash payment. We plan to lease primarily to commercial tenants. We are prepared to make limited improvements to our properties so that we can increase occupancy, improve cash flows, and enhance potential resale value. We do not plan to limit the geographical area in which we buy properties; however, given our current financial condition, we will most likely seek properties in the Salt Lake City area.

From time to time, we will sell our commercial properties when favorable market conditions enable us to do so. While we are actively seeking tenants for all our properties, our real estate agents are also seeking buyers for those properties. Our goal ultimately is to maximize profits and not necessarily to be landlords.

Landis Salon

Nexia currently owns 85% of Landis, LLC (“Landis”). In November 2005, the Company acquired a 20% equity interest in Landis for a $100,000 cash payment. Landis operates an AvedaTM lifestyle salon that features AvedaTM products for retail sale. Landis is controlled by Nexia’s Chief Executive Officer. Nexia has consolidated Landis for accounting purposes as of December 31, 2006, because of its ownership interest and common control with our president. Nexia, subsequent to the end of the second quarter, signed an agreement to acquire Mr. Surber’s 60% ownership interest in Landis. As consideration for that acquisition Nexia and Diversified Holdings I, Inc. delivered to Mr. Surber (1) a promissory note in the amount of $250,000, bearing interest at the rate of 24% per annum, due in five annual payments, (2) issuance of 75,000 shares of Nexia’s Class A Preferred Stock and (3) issuance of 2,000,000 shares of Nexia’s Class B Preferred Stock. A 5% interest was acquired from Seth Bullough in exchange for the issuance by Nexia of 5,000 shares of Class A Preferred Stock. Landis Salon has a single location in Salt Lake City, Utah and reported revenue of $1.33 million during the year ended December 31, 2006. Additional information on the Landis Salon can be found on its website at www.landissalon.com.

Landis intends to limit the services offered in its salons predominately to hair, makeup, facials, nails, manicures and pedicures. The current salon consists of three major components, an Aveda ™ retail store, an advanced hair salon and a training academy (for the training of future staff about the culture, services and products provided by Landis). Pricing of hair services will reflect the experience level of the stylists with the training academy ranging from $16 to $25 and the advanced hair salon from $30 to $75. The design of the studio is intended to look clean, comfortable and modern, appealing to both genders and all age groups.

The target market for Landis is 70% female and 30% male, seeking customers with high expectations at a reasonable cost. The average customer is expected to visit the salon 7-9 times a year, spending an average of $47 on services and purchasing $15 of retail Aveda™ product with each visit. The current space was selected for its central location to the Salt Lake market area, the high income demographics available within easy driving distance and the trendy, upwardly mobile nature of the area. The primary marketing efforts of Landis will be word of mouth, supplemented by carefully selected advertising campaigns and seeking referrals from the existing customer base.

The operations of Landis are subject to normal government regulation at the federal, state and local level. Landis must comply with governmental regulation regarding employment, wages, access for handicapped and disabled persons and other laws, rules, regulations and ordinances. Although there are no anticipated changes in existing local, state or federal regulations, if changes should occur, Landis Salon operations would adapt to such new regulations without any significant effect on revenues or operations. However, no assurances can be made that compliance or failure to comply with future regulations will not have a materially adverse effect on the business, operating results or financial situation of Landis.

Primary competition will come from salons offering above-and-beyond customer service in the Salt Lake Area market. Currently identified as offering this level of competition are salons named, Lunatic Fringe, Salon Zazou and Salon RZ. Landis will also be in competition with large scale hair cutting operations such as Great Clips, Supercuts, and Fantastic Sams, though these operations do not compete in offering the extra services and products that Landis offers. No other salons in the Salt Lake area provide the Aveda™ experience with the Aveda™ product line offered by Landis.

Gold Fusion Laboratories

In August of 2006, Gold Fusion Laboratories, Inc., a 100% owned subsidiary of the Company signed an asset purchase agreement with Diversified Holdings X, Inc. to acquire the rights, assets, inventories and receivables of the Black Chandelier clothing lines. Diversified Holdings X, Inc. is controlled by Richard Surber and is deemed an affiliate of Nexia currently. Included in Gold Fusion Laboratories’ operations are the four retail outlets operated under the Black Chandelier label, in Trolley Square, Fashion Place Mall and Gateway shopping centers located in Salt Lake City and The Shops at Riverwoods located in Provo, Utah, as well as the on line shopping site, www.blackchandelier.com.

Black Chandelier designs, produces and manufactures a majority of all items sold in its stores that are sold under the trademarks, Black Chandelier, Jared Gold, Olfactory Surrealism and Pink Chandelier. The stores also carry merchandise from Kill City Jeans, Le Sportsac, Taschen books, Lomography Cameras, 7 Diamonds, Seychelle shoes, and Tokidoki Italy.

The first Black Chandelier retail location has been in operation for over three years at the Trolley Square. Jared Gold has designed two pilot stores to be used as a model for the opening of additional stores. The newly designed Black Chandelier stores are located in the Gateway Shopping Center in downtown Salt Lake City and in the Fashion Place Mall in Murray. A virtual tour of the Gateway store can be viewed at http://www.blackchandelier.com/Gateway.html.

The Company has announced plans to explore the potential for opening additional stores in the U.S. and abroad over the next 3-5 years and beyond.

Black Chandelier is a lifestyle company that produces clothing, candles and active wear. The mission of Black Chandelier is to offer products designed with deliberateness and wild inspiration that indulge an individual’s innate drive to be unique. The overarching concept is to provide the consumer with an affordable alternative to “mass-market” offerings by extending a product that conveys a sense of eccentricity that stands apart in quality, style and price, from most of the homogenous fare being offered consumers by the mainstream apparel market. The clothing items are produced in small runs keeping merchandise offered in the stores fresh.

Black Chandelier stands in a unique position to establish a niche market among its customers. The clothing, accessories and other products are designed with an edgy sophistication that allows customers to fulfill their need to express their uniqueness. The consumer base of Black Chandelier has a very large age range. Female shoppers vary in age from 15 to 65. The income ranges vastly among this large age spread, however the average is $37,000. This typical consumer is fashion conscious, follows current trends and subscribes to or reads several fashion oriented women’s magazines. The expanding men’s division has garnered a large fanbase in the age group from 15 to 35. These consumers read weekly entertainment guides and local underground publications and fanzines.

The operations of Black Chandelier are subject to normal government regulation at the federal, state and local level. Black Chandelier must comply with governmental regulation regarding employment, wages, access for handicapped and disabled persons and other laws, rules, regulations and ordinances. Although there are no anticipated changes in existing local, state or federal regulations, if changes should occur, Black Chandelier operations would adapt to such new regulations without any significant effect on revenues or operations. However, no assurances can be made that compliance or failure to comply with future regulations will not have a materially adverse effect on the business, operating results or financial situation of Black Chandelier.

The Company believes that local competition for the Black Chandelier retail is Lollabella and JMR. This assumption is based on their marketing and customer demographics. Nationally Black Chandelier will face Diesel, Urban Outfitters and Anthropologie. These specialty retailers manufacture their own goods as well as sell third party product, are nationally marketed, and maintain company operated boutiques in most major cities. Black Chandelier’s edge over its competition is its sales of exclusive product in a market that is presently saturated with larger brands. Ancillary items are purchased from other vendors in small amounts and with studied curation, in order to keep merchandise on the cutting edge. Although the apparel industry is mature and slow growing, it exists in a dynamic and competitive environment. The apparel industry is extremely competitive and highly fragmented. The power of the big retailers is a major challenge to any new designer and manufacturer; however, specialized product with limited distribution can create a unique identity among retailers.

Employees

Nexia currently employs 6 people on a full time basis and from time to time hires outside contractors to perform various services as required by the operations of the Company. Landis employs approximately 37 employees and Gold Fusion Laboratories employs approximately 43 employees.

Risk Factors

An investment in the common stock of the Company is risky. The common stock of the Company inherently involves a high degree of risk, and you should carefully consider the possibility that you may lose your entire investment. Given this possibility, we encourage you to evaluate the following risk factors and all other information contained in this report, public disclosures and other filing by the Company with the SEC before buying the common stock of Nexia. Any of the following risks, alone or together, could adversely affect our business, our financial condition, or the results of our operations, and therefore the value of your Nexia common stock.

Risks Related to Nexia’s Business

There is substantial doubt about Nexia’s ability to continue as a going concern due to insufficient revenues to cover our operating costs, which means that we may not be able to continue operations unless we obtain additional funding.

Our independent auditors added a going concern qualification to their report issued in connection with their audit of our December 31, 2005 and 2006 financial statements. The auditors noted in their report that Nexia generated significant losses from operations, had an accumulated deficit of $15,568,646 and a working capital deficit of $990,123 as of December 31, 2006. These factors raised for the auditors substantial doubt about Nexia’s ability to continue as a going concern. These general conditions continued through the first quarter of 2007, resulting in additional deficits in the operations of the Company.

Management anticipates that Nexia will incur net losses for the year end results of December 31, 2007. To the extent that Nexia does not generate additional revenue from its existing properties, existing retail operations, acquire additional properties that generate revenue, obtain additional funding, that its stock price does not increase, that additional adjustments are not made to decrease operating expenses do not occur, then Nexia may not have the ability to continue as a going concern. The financial statements which accompany this filing do not include any adjustments that might result from the outcome of this uncertainty.

Real Estate

Nexia's real estate investments are inherently risky and dependent on rental income.

Real estate investments are inherently risky. The value of a company’s real estate investments depends largely on the rental income and the capital appreciation generated by the properties which the company owns. If our properties do not generate enough cash flow from rental income to meet operating expenses (such as debt service, capital expenditures and tenant improvements), our ability to develop our real estate business and have it become profitable will be adversely affected.

Income from real estate investments may be adversely affected by a number of factors, including:

w	the general economic climate and local real estate conditions (such as too much supply or too little demand for rental space, as well as changes in market rental rates);

w	prospective tenants' perceptions of a building's safety, convenience and attractiveness, or the overall appeal of a particular building;

w	the property owner's ability to provide adequate management, maintenance and insurance;

w	expenses for periodically renovating, repairing and re-letting spaces;

w	falling operating costs for competing properties, which would allow them to undercut our rental rates;

w	rising unemployment rates in the area, which may reduce the demand for rental space;

w	adverse changes in zoning laws, tax laws, or other laws affecting real estate or businesses in the area;

w	damage from earthquakes or other natural disasters;

w	mortgage interest rates and the availability of financing.

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

There are numerous uncertainties in estimating real estate values and prospective appreciation value. The estimated values set forth in appraisals are based on various comparisons to other property sales; predictions about market conditions such as demand, vacancy rates, prospective vacancy rates, renewal terms and other factors; assumptions about the property’s condition, conformance with laws and regulations, absence of material defects; estimates of lease revenues and operating expenses; and other factors. Any significant change in these comparisons, predictions, assumptions, and estimates, most of which are beyond our control, could materially and adversely affect the market values and appreciation potential of our properties.

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

Nexia's ability to generate enough revenue to operate its real estate holdings profitably is dependent on the ability to attract tenants and ensure that tenants meet their lease obligations.

Our business would be severely affected resulting from the loss of revenues that would result if our current tenants fail to meet lease obligations or, if upon failure to meet lease obligations, we were unable to enter into new viable leases for the resulting vacant space. Further, if a tenant defaulted on a lease, we might experience a delay before the courts enforced our rights against the tenant. Our ability to lease the space during any court enforced action would be seriously impaired. Failure of a tenant’s business through bankruptcy would also reduce or eliminate our revenue flow. We can provide no assurance that tenants will faithfully meet their lease obligations or that tenants will not be impaired through some form of business failure or otherwise, with the result that our ability to operate our business would be materially and negatively affected. During 2006 the rate of default on tenant’s obligations billed during that period was 8%. A total of 20,522 square feet of space, or 59% of the rentable square feet available to the Company, are represented by leases that will expire within the next 12 months or are currently being leased on a month to month basis.

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

Nexia may invest in properties in other real estate markets outside of the Salt Lake City, Utah area where the Company has no experience.

Nexia may make selected acquisitions or develop properties outside the area of its current focus of Salt Lake City, Utah as appropriate opportunities are located or as they may arise. No area outside of Salt Lake City has been identified nor has any market area been excluded from consideration. The historical experience of Nexia is in the Salt Lake City market area, and management may not be able to operate successfully in other market areas. Some of the risks in operating in new market areas would include: a lack of market knowledge and understanding of the local economies, an inability to identify promising acquisition or development opportunities, an inability to obtain qualified development and maintenance personnel, and a lack of familiarity with local government and permitting procedures. Any of these factors could cause Nexia to incur costs greater than anticipated and limit the success of any acquisition and development that may be undertaken, which would reduce the Company’s profitability and limit its growth.

We will need new funding, which may not be available, in order to fully execute our real estate business plan.

Our real estate business plan “buying undervalued buildings” will depend on our ability to raise more money. Management and shareholders have not committed to provide new funding. Except for that funding we hope to obtain as a result of selling our common stock to Dutchess, as detailed in the Company’s SB-2 filings, we have not investigated other sources, availability, or terms for new funding. There is no assurance that funding will be available from any source or, if available, that it can be obtained on acceptable terms. If we can not obtain new funding, our operations could be severely limited.

We project that in 2007 and beyond, our salon and retail store businesses will be able to generate sufficient revenues to meet their internal financial needs and $200,000 annually of excess cash available for our other operations. We project the cash burn rate for the next twelve months, for the Company’s general needs and rental operations will be approximately $950,000. Funds to cover the burn rate will come from excess cash flow provided by the salon and retail operations, $200,000; gross rents, $200,000; the ESOP plan to pay employee expenses, $400,000; and sale of stocks from an investment portfolio of at least $300,000. The total provided to cover the Company’s general needs and the rental operations will be approximately $1,100,000. These amounts do not include any funds that may be received from the Dutchess equity line of credit.

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

The Americans With Disabilities Act and similar legislation may increase our costs.

The Americans with Disabilities Act of 1980 (ADA) requires that commercial facilities and places of public accommodation be accessible to disabled people. A number of additional federal, state and local laws impose other requirements on owners concerning access by disabled people. We may need to make both structural and non-structural changes to our property in order to comply with the ADA and similar laws. Noncompliance could result in government fines or an award of damages to a private litigant. We have not been informed that any of our properties fail to comply with such laws. However, we may incur costs, which we cannot fully ascertain now, to ensure compliance in the future. While we do not expect the prospective costs of compliance to have a material effect on our operations, a potential for substantial costs exists. If changes are required, our financial condition and results of operations could be adversely affected.

Management

We are dependent on key personnel, specifically Richard Surber, and have no employment agreement with him.
We are dependent on the services of Richard Surber, our President. We do not have an employment agreement with Mr. Surber, and losing his services would likely have an adverse effect on our ability to conduct business. Mr. Surber serves as an Officer and Director of Nexia. Mr. Surber is currently employed by other businesses, and he will only allocate a portion of his time (estimated at an average of 50 hours per week) to the business of Nexia and its subsidiaries. Therefore, there is a risk that he might not devote enough time to Nexia in fulfilling our business plan. Further, Nexia has a limited number of full time employees.

The operation of Landis Lifestyle Salon and Gold Fusion Laboratories operations are each dependent on key personnel.

Our subsidiary, Landis, LLC, owns Landis Lifestyle Salon. The operations of Landis Lifestyle Salon are dependent on the day to day management of Matthew Landis, the namesake of the salon’s name who works in the salon and trains its personnel. Losing his services would likely have an adverse effect on the operations and business development of the salon business owned and operated by Landis, LLC.

Our subsidiary, Gold Fusion, Laboratories has acquired the retail operations operated under the name of Black Chandelier which is dependent upon the fashion sense and design creations of Jared Gold for its operations. Losing his services would likely have an adverse effect on the design functions, development of new clothing lines and future business growth of Gold Fusion’s planned acquisitions and the related retail operations.

Our ability to provide adequate management, maintenance and insurance.

To provide for adequate management, maintenance and insurance for the properties owned by Nexia, rental income will need to exceed the operating costs for those properties. Vacancies, falling rents, bankruptcy of tenants, unexpectedly higher maintenance costs or a loss not covered by insurance could adversely affect the ability of Nexia to provide adequate management, maintenance and insurance for its properties. If these services are not provided on an adequate basis, deterioration of the property would have a severely negative impact on Nexia.

Nexia has hedged its risk of losing the above mentioned key employees by having Andy Dunham to assist and help with growing Gold Fusion Laboratories and Sean Pasinsky to assist with the growth plans for Landis, LLC. Each has consulting agreements with Nexia Holdings, Inc., which are at will agreements.

Risks related to Nexia’s and its predecessors’ operating histories

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

Nexia’s management estimates that the Company’s current “burn rate,” the current rate at which expenses exceed revenue, is approximately $79,000 per month, or $950,000 per year. We will need to raise additional funds within the next twelve months in order to fund the current level of operations of the Company. We expect that the majority of these funds will come from the sale of our common shares to Dutchess or the sale or transfer of some of our preferred shares to private investors. Either method of funding could result in a significant dilution of ownership interests by the holders of our common stock.

Changes in consumer tastes and fashion trends can have a negative impact on our financial performance.

Both Landis, LLC and Gold Fusion Laboratories, Inc. operations could be negatively impacted by unforeseen and unfavorable changes in consumer tastes and fashion trends away from those targeted by the marketing and sales efforts of Landis and Gold Fusion Laboratories. As these tastes and trends are not predictable and their effect on the operations of either retail operation cannot be estimated in advance, great effort is made in the operations of both companies to ensure that their products and services reasonably and adequately anticipate the business operation changes for each company. However, there is no way to assure success with these efforts.

The Series B Preferred Stock held by Richard Surber creates an anti-takeover or change of control limitation. Richard Surber currently holds voting control of Nexia through his ownership of voting preferred stock.

The ten million shares of Series B Preferred Stock held by Richard Surber provide him with voting control over any proposal requiring a vote of the shareholders. Through his ownership of 10,000,000 shares of the Series B Preferred Stock of the Company, he holds voting rights equal to 5,000,000,000 shares of common stock. This effectively gives him a veto over any attempt to take over or change control of the Company. Such an event would include a vote by the board of directors to conduct a reverse split of the common stock. The shares held by Mr. Surber thus have a strong anti-takeover effect. His interests may not always conform to the interests of the common stockholders, in general, and thus his voting rights may not always be exercised in the best interests of the common stockholders of the Company. The issuance of 8 million preferred shares was to compensate Mr. Surber for serving as the personal guarantor of the loans used to acquire all of the real estate holdings currently under the Company’s control, and an additional 2 million shares were recently issued as partial compensation for the transfer of Mr. Surber’s interest in Landis, LLC.

The Company is currently conducting discussions with the Department of Commerce in the State of Utah concerning private offerings made by the Company and their compliance with Utah regulations.

In October of 2006, the State of Utah through its Department of Commerce requested information from the Company to determine the compliance with Utah regulations regarding all offerings made by the Company within the past five years. Preliminary indications are that some shares have been issued within the State of Utah without full compliance with registration or qualification requirements under the securities laws of Utah. These discussions have lead to the Company agreeing to offer a right of rescission to all residents of the state of Utah whose purchase of shares from the Company were not made in full compliance with registration or qualification requirements in the State of Utah. Upon any final agreement being reached with the State of Utah full disclosure will be made at that time.

Risks Related to Landis, LLC’s Operation of Landis Lifestyle Salon

The Landis Lifestyle Salon operations are dependent on key personnel.

The operations of Landis Lifestyle Salon is dependent on the day to day management of Matthew Landis, the namesake of the salon’s name who works in the salon and trains its personnel. Losing his services would likely have an adverse effect on the operations and business development of the salon business owned and operated by Landis, LLC.

Our success depends on our ability to attract and retain trained stylists in order to support our existing salon business and to staff future expansion.

Landis is actively recruiting qualified candidates to fill stylist positions for the salon. There is substantial competition for experienced personnel in this area, which we expect to continue. We will compete for experienced candidates with companies who have substantially greater financial resources than we do. If we fail to attract, motivate and retain qualified stylists, it could harm our business and limit our ability to be successful and hamper expansion plans. For example, we will depend upon the expertise and training abilities of Matthew Landis, the principal manager of the salon. Since we do not maintain insurance policies on any of our employees, if we lose the services of any key officers or employees, like Mr. Landis, it could harm our business and results of operations.

We face significant competition in the salon business, which could harm our sales and profitability

The primary competition to Landis operations will come from salons offering above-and-beyond customer service in the Salt Lake Area market. Currently identified as offering this level of competition are salons named, Lunatic Fringe, Salon Zazou and Salon RZ. Landis will also be in competition with large scale hair cutting operations such as Great Clips, Supercuts, and Fantastic Sams, though these operations do not compete in offering the extra services and products that Landis offers.

The loss of distribution rights to the Aveda™ line of products would damage the operation of the Landis Lifestyle Salon and have a significant and negative impact on its ability to operate and generate revenues.

Landis, LLC operates the Landis Lifestyle Salon and has a Retail Product Use Agreement with a distributor of the Aveda™ line of products, which are used exclusively in the services provided to customers of the salon and offered for retail sale at the salon location. Loss of the right to sell Aveda product would have a significant and negative impact on the operation of the salon and its ability to generate revenues from either retail sales of health and beauty products or from providing services to consumers at the salon. Landis believes that the high quality and reputation of this line of products is key to its current operations and future success.
Changes in consumer tastes and hairstyling trends can have a negative impact on our financial performance.

Landis’ salon operations could be negatively impacted by unforeseen and unfavorable changes in consumer tastes and hairstyling trends away from those targeted by the marketing and sales efforts of Landis. As these tastes and trends are not predictable and their effect on the operations of the salon cannot be estimated in advance, great effort is made in the operations of the salon to ensure that its products and services reasonably and adequately anticipate such changes and that theses changes are met with modifications in the salon’s operations to ensure continued consumer demand for its services and products. However, there is no way to assure success with these efforts.

Risks Related to Gold Fusion Laboratories Operation of Black Chandelier Clothing Line

The success of the Gold Fusion Laboratories business plan depends in large part on our ability to identify fashion trends and to react to changing customer demand in a timely manner.

Consequently, we depend, in part, upon favorable market response to the creative efforts of the Gold Fusion Laboratories operation.

Failure on our part to anticipate, identify, and respond effectively to changing consumer demands and fashion trends will adversely affect our sales.

If we are unable to obtain raw materials, or find manufacturing facilities, our financial condition may be harmed. Outside of a small sample room, we do not own any manufacturing facilities, and therefore depend on a limited number of third parties to manufacture our products. We place all of our orders for production of merchandise and raw materials by purchase order and do not have any long-term contracts with any manufacturer or supplier. If we fail to obtain sufficient quantities of raw materials, it could have a harmful effect on the results of our operations. Furthermore, we may receive shipments of products from manufacturers that fail to conform to our quality control standards. In such an event, unless we are able to obtain replacement products in a timely manner, we may lose sales. If we fail to maintain favorable relationships with these production facilities, or fail to obtain an adequate supply of quality raw materials on commercially reasonable terms, it could harm our business and results of operations.

Gold Fusion will be dependent on third party manufacturers for production, and its sales may be negatively affected if the manufacturers do not perform acceptably, or if design changes are communicated after the production has begun.

We will develop a significant portion of our merchandise in conjunction with third-party apparel manufacturers. In some cases, we select merchandise directly from these manufacturers’ lines. We do not have long-term contracts with any third party manufacturers and will purchase all of the merchandise from such manufacturers by purchase order. Furthermore, we may receive, in the future, shipments of products from third-party apparel manufacturers that fail to conform to our quality control standards. In such an event, unless we are able to obtain replacement products in a timely manner, we may lose sales. We cannot assure you that third party manufacturers (1) will not supply similar products to our competitors, (2) will not stop supplying products to us completely or, (3) will supply products that satisfy our quality control standards. In addition, certain of our third party manufacturers will store our raw materials. In the event our inventory is damaged or destroyed, and we are unable to obtain replacement raw materials, our ability to generate earnings may be negatively impacted. In addition, if we decide to change a key design element, after the manufacturing process has begun, we may negatively impact the manufacturer's ability to deliver the products on a timely basis, which could impact our ability to generate earnings.

Our success depends on our ability to attract and retain key employees in order to support our existing business and future expansion.

We are actively recruiting qualified candidates to fill key executive positions within the Company. There is substantial competition for experienced personnel, which we expect to continue. We will compete for experienced personnel with companies who have substantially greater financial resources than we do. If we fail to attract, motivate and retain qualified personnel, it could harm our business and limit our ability to be successful. For example, we will depend upon the expertise and design talents of Jared Gold, the founder of the Black Chandelier line of products. Since we do not maintain insurance policies on any of our employees, if we lose the services of any key officers or employees, like Mr. Gold, it could harm our business and results of operations.

We face significant competition in the retail and apparel industry, which could harm our sales and profitability.

The retail and apparel industries are highly competitive and are characterized by low barriers to entry. We expect competition in our markets to increase. The primary competitive factors in our markets are: brand name recognition, sourcing strategies, product styling, quality, presentation and pricing, timeliness of product development and delivery, customer service, and convenience. We compete with specialty store retailers, business to consumer websites, off-price retailers and direct marketers for, among other things, raw materials, market share, finished goods, sourcing and personnel. Because many of these competitors are larger and have substantially greater financial, distribution and marketing resources than we do, we may lack the resources to adequately compete with them. If we fail to compete in any way, it could harm our business, financial condition, and future results of operations.

Purchases of the merchandise we sell are generally discretionary and are therefore particularly susceptible to economic slowdowns.

If economic conditions are not favorable or if they should suffer a downward trend, our retail businesses, financial condition, and results of operations could be adversely affected. Consumers are generally more willing to make discretionary purchases, including purchases of fashion products and high-end home products, during periods in which favorable economic conditions prevail.

If we are not able to successfully protect our intellectual property, our ability to capitalize on the value of the Black Chandelier brand name may be impaired.

Even though we intend to take actions to establish, register and protect our trademarks and other proprietary rights, we cannot assure you that these efforts will be successful. These include the use of the existing Black Chandelier trademark and other product lines developed by Jared Gold that have been acquired by Gold Fusion Laboratories and newly developed products as well. There is a risk that others will imitate our products or infringe upon our intellectual property rights. In addition, we cannot assure you that others will not resist or seek to block the sale of our products as infringements of their trademark and proprietary rights. We are seeking to register our trademarks in the United States markets and other markets as they develop demand. In some of these markets, obstacles exist that may prevent us from obtaining a trademark for the Black Chandelier or related names. Furthermore, in some jurisdictions, despite successful registration of our trademarks, third parties may allege infringement and bring actions against us. We are not aware of any actual infringement by our products on any other trademarked product.

 If an independent manufacturer violates labor or other laws, is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image.

While all our manufacturers are contractually required to comply with ethical labor practices, we cannot control the actions or public perception of such manufacturers, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. Apparel companies may be held jointly liable for the wrongdoings of those that manufacture their products. While we do not control independent manufacturer’s employment conditions, or their business practices, people in general act in their own self-interest, and may act in a manner that produces a negative public perception of the Company. Accordingly, we could receive negative publicity or perhaps a court determination that we are jointly liable for such improper practices.

Additional capital is necessary to implement the Company's Business Plan for Gold Fusion Laboratories.

The Company does not believe that it has sufficient cash, cash equivalents and operating income to maintain its business at its existing level through the next 12 months. The Gold Fusion Laboratories’ operation will require significant new capital in order to execute its business plan. The Company’s success in raising this capital will depend upon its ability to access equity capital markets. We may not be able to do so, or do so on acceptable terms. If the Company fails to obtain funds on acceptable terms, it will not be able to execute the Gold Fusion Laboratories business plan and would have to delay or abandon some or all of its plans for growth.

Risks Related to Investment

Nexia expects the price of its common stock to be volatile. As a result, investors could suffer greater market losses in a down market than they might experience with a more stable stock. Volatility in our stock may also increase the risk of having to defend a securities class action suit, which could be expensive and divert management’s attention from managing Nexia’s business.

The market price of Nexia’s common shares has been subject to wide fluctuations in response to several factors, such as:

•	Significant dilution
•	Actual or anticipated variation in the results of operations
•	Announcements of acquisitions
•	Changes in the areas of operations of the company
•	Conditions and trends in the real estate market in Salt Lake City, Utah and nationally

The stock markets generally, and the OTC Bulletin Board in particular, have experienced extreme price and volume fluctuations that are often unrelated and disproportionate to the operating performance of a particular company. These market fluctuations, as well as general economic, political and market conditions such as recessions or interest rate or international currency fluctuations, may adversely affect the market for the common stock of the company. In the past, class action litigation has often been brought against companies after periods of volatility in the market price of their securities. If such a class action suit is brought against the Company it could result in substantial costs and a diversion of management’s attention and resources, which would hurt business operations.

Our stock value is dependent on our ability to generate net cash flows.

A large portion of any potential return on our common stock will be dependent on our ability to generate net cash flows.

If we can not operate our commercial property and/or retail operations at a net profit, there will be no return on shareholders’ equity, and this could result in a loss of share value. No assurance can be given that we will be able to operate at a net profit now or in the future.

Our stock may be subject to significant restrictions on resale due to federal penny stock regulations.

Our stock differs from many stocks because it is a penny stock. The Securities and Exchange Commission (“SEC”) has adopted a number of rules to regulate penny stocks. These rules require that a broker or dealer, prior to entering into a transaction with a customer, must furnish certain information related to the penny stock. The information that must be disclosed includes quotes on the bid and offer, any form of compensation to be received by the broker in connection with the transaction and information related to any cash compensation paid to any person associated with the broker or dealer.

These rules may affect your ability to sell our shares in any market that may develop for Nexia stock. Should a market for our stock develop among dealers, it may be inactive. Investors in penny stocks are often unable to sell stock back to the dealer that sold it to them. The mark-ups or commissions charged by broker-dealers may be greater than any profit a seller can make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold it to them. In some cases, the stock value may fall quickly. Investors may be unable to gain any profit from any sale of the stock, if they can sell it at all.

Potential investors should be aware that, according to the SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	boiler room practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Investors must contact a broker-dealer to trade over-the-counter bulletin board securities. As a result, you may not be able to buy or sell our securities at the times you may wish.

Even though our securities are quoted on the OTC Bulletin Board, that may not permit our investors to sell securities when and in the manner that they wish. Because there are no automated systems for negotiating trades on the OTC Bulletin Board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. When investors place market orders to buy or sell a specific number of shares at the current market price it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

If we fail to remain current on the reporting requirements that apply to Nexia, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities.

Companies trading on the OTC Bulletin Board, such as Nexia, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, shares of our common stock could be removed from the OTC Bulletin Board. As a result of that removal, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. We filed late on our annual report for the year ended December 31, 2005. If we file late two more times, within one year on any of our quarterly or annual reports, we will be removed from the OTCBB and become traded on the Pink Sheets.

Reports to Security Holders

We are not required to deliver an annual report to security holders and do not plan to send a copy of the annual report to them. If we choose to create an annual report, it will contain audited financial statements. We intend to file all required information with the SEC. We plan to file with the SEC our Forms 10-KSB, 10-QSB and all other forms that are or may become applicable to us.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We have filed all statements and forms with the SEC electronically, and they are available for viewing or copy on the SEC's Internet site, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address for this site is http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

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

At the beginning of 2004, only the ground level was suitable for rent as retail space. The ground level comprises 7,816 square feet or 21% of the Building. A portion of this space is currently leased to Richard Wirick, the owner of the Oxford Shoe Shop, a retail outlet for men's shoes, for a monthly rental of $1,024 for 1350 square feet. A lounge occupies 1,900 square feet of the ground floor retail space at a monthly rental of $2,850 for the first year of a five year term ending March 31, 2012. A restaurant and an art gallery occupy the balance of the ground floor space. The average annual effective rental for the rentable ground level space is $13.50 per square foot or $102,126 in gross rental income. Tenants by contract are liable for their pro-rata shares of the taxes and insurance on the building and each tenant is liable for its own utilities.

In late 2004, the Company occupied a portion of the second floor as its main offices for which remodeling work was mostly completed during the year ended 2004. The Company occupies a total of 3,600 square feet and has space that includes a conference room and office space for the legal, accounting and executive employees of the Company. The renovations of the second floor incurred expenses totaling approximately $560,000 as of December 31, 2006.

Wasatch, on or about August 23, 2006, closed on a $1,000,000 refinancing of the Wallace-Bennett Building with a new loan secured by the building. The terms of the loan include a total loan in the sum of $1,000,000; a term of 10 years, with an interest rate of 7.125% fixed for ten years and would provide for monthly payments based upon a 30 year amortization. The loan was personally guaranteed by Richard D. Surber, Nexia's President and C.E.O. Proceeds from the new financing were used to retire the prior loan secured by the building in the sum of $812,053 and included a cash payment of $149,572 to Wasatch. Wasatch intends to improve the remaining upper floor space as office space, studio locations and production space for low impact business. The terms set forth above, reclassify the loan held by Wasatch Capital from short-term debt to long-term debt which has substantially increased Nexia’s working capital.

Management believes that the building is adequately insured.

Downtown Development, Corp. ("DDC")

DDC, a 99.08% owned subsidiary of Nexia, owns a one story retail building located at 1374 South State Street, Salt Lake City, Utah, which it purchased on December 1, 1999 for $535,000. The balance on the financing owing at December 31, 2005 was $366,057. The building was appraised at $600,000 in November of 2002. In December of 2002, DDC obtained permanent financing with Community First National Bank; the loan bears interest at the rate of 7.16% per annum, with monthly payments of $3,061, with a final balloon payment due on December 5, 2012 (estimated amount $260,800). The loan was personally guaranteed by Richard D. Surber, Nexia's President and C.E.O. The building is 7,000 square feet, one story tall and constructed in the late 1960's. A bakery currently occupies 2,500 square feet of retail space under a lease in the building. DDC expended $34,100 through March 31, 2004 in renovations to the space occupied by the bakery in the property. The tenant is liable for its pro-rata shares of the taxes and insurance for the building as well as its use of utilities. This figure does not include substantial improvements made by the tenant to the same portion of the property. The balance of the space in the building is currently not occupied and the search for a tenant is ongoing. DDC believes the property is adequately insured. The retail space in the building competes for tenants with other retail space on State Street which is a commercial zone for over one mile in each direction from the property. On December 23, 2004 a Second Deed of Trust was granted against this property in favor of Joseph Corso, Jr. as security for a debenture granted to Mr. Corso in the sum of $200,000.

DDC on August 18, 2006 closed on the purchase of a lot immediately adjacent to the above described property and building located at 1374 South State Street. The total purchase price for the property was $250,000. This purchase price was financed with a short term (90 days) loan. The additional property will provide ample parking for current and future tenants of the building. DDC intends to begin making renovations to the entire property to take advantage of the added property and the potential for additional use by prospective tenants.

On September 21, 2006, DDC closed on refinancing of the loans on the building and lot on South State Street. A loan in the sum of $568,000 was secured from Cyprus Credit Federal Credit Union, the loan bears interest at the rate of 7.00% per annum, with monthly payments of $3,779, with a final balloon payment due on September 22, 2016 (estimated amount $491,000). The loan was personally guaranteed by Richard D. Surber, Nexia’s president. The remaining balance due to Rich Investment, LLC in the sum of $57,000 was restated in a new note bearing interest at the rate of 12% per annum. The $57,000 new note was repaid in full on March 15, 2007.

Management believes the property held by DDC is adequately insured.

Kearns Development Corporation. ("Kearns")

Kearns, a 99% owned subsidiary of Nexia, owns one office building located on West Sams Boulevard in Kearns, Utah (a suburb of the Greater Salt Lake area). The building contains approximately 11,709 square feet of total floor space in a single story. The building was purchased on November 29, 2000 for a total price of $750,000. The purchase was financed with a $625,000 first mortgage from Brighton Bank with an initial variable rate of 10.97% amortized over 25 years and monthly payments of $5,632. The loan was personally guaranteed by Richard D. Surber, Nexia's President and C.E.O. This property was refinanced on January 9, 2003, $660,000 by Community First Bank, at an interest rate of 7.16%. Monthly payments are $5,223 based upon a 20 year amortization with a balloon payment of the remaining balance due on January 9, 2013 (estimated amount of $441,325). The balance owing on this loan as of December 31, 2006 was $593,629. At the time of the refinancing, the building was appraised at $980,000.

The building is leased to a tenant occupying 35% of the office space and generating monthly rentals of $3,452 at an average rate of $10.25 per square foot, the gross annual rental income from the building is $41,420. Kearns has no present plans to renovate or improve the building. The building competes for tenants with other office space in the Kearns area. Management believes that this building is adequately insured.

None of the financing for the above described properties provides for pre-payment penalties.

Contractual Obligations

	Total	2007	2008	2009	2010	2011	Thereafter
Mortgage debt	$2,157,321	$36,843	$39,556	$42,468	$45,594	$49,051	$1,943,809
Promissory notes	977,116	535,687	112,662	111,767	110,000	107,000	-
Vehicle contract	8,865	8,865	-	-	-	-	-
Capital lease
obligation	87,117	15,444	17,198	19,156	25,106	10,213	-
Operating lease
obligation	1,909,253	248,893	238,142	244,530	250,531	223,990	703,167
Convertible debenture	107,808	107,808	-	-	-	-	-
Convertible debenture-
derivative	10,179	10,179	-	-	-	-	-
	$5,257,659	$963,719	$407,558	$417,921	$431,231	$390,254	$2,646,976

Property Acquisitions and Dispositions:

There was one property acquisition and two property dispositions during the year ended December 31, 2006.

On August 18, 2006, our subsidiary Downtown Development Corporation acquired one-third of an acre adjacent to the existing building it owns on State Street in Salt Lake City. The newly acquired property has no buildings or other improvements and will be used to enhance the existing building’s potential uses. The purchase price of $250,000 had short term financing and has been combined with the existing building in a long-term loan package on both properties that closed on September 21, 2006.

In April 2006, a 15,000 square foot office building in Salt Lake City, Utah, owned by Salt Lake Development Corporation, a subsidiary of the Company, was sold. The mortgage pay off was $545,071. In the same month, a condominium at Brian Head, a mountain recreation area near Cedar City, Utah, was sold. The mortgage pay off was $25,369.

Detail of Costs Associated with Rental Revenue,
Years Ended December 31, 2006 and 2005
	Year Ended
	December 31,		Change
Expense Description	2006	2005	$	%

Mortgage interest	$142,591	$144,876	(2,285)	(1.58)
Depreciation	91,053	104,798	(13,745)	(13.12)
Payroll - mgt. and maintenance	10,392	48,823	(38,431)	(78.71)
Utilities	21,524	46,928	(25,404)	(54.13)
Property Tax	36,512	63,131	(26,619)	(42.16)
Maintenance and repairs	10,107	29,552	(19,445)	(65.80)
Advertising	-	15,516	(15,516)	(100.00)
Insurance	7,857	5,658	2,199	38.87

	$320,036	$459,282	(139,246)	(30.32)

ITEM 3. LEGAL PROCEEDINGS

The following civil actions may have a material impact on Nexia:

Nexia Holdings, Inc., a Nevada Corporation vs. Richard Bailey, Individually and Creative Marketing Group, Inc., a Nevada Corporation. This action was filed on September 28, 2004, in the Third Judicial District Court of Salt Lake County, State of Utah, Civil Case No. 040920424. Nexia filed this cause of action to recover its damages that resulted from the failure of the named defendants to perform the terms and conditions of a Stock Purchase Agreement and Plan of Reorganization signed on or about November 10, 2003. This agreement provided for Nexia to acquire a controlling interest in the defendant corporation which the Defendants have subsequently failed and refused to perform, despite Nexia having tendered full performance on its part. Both defendants were served with process in the case and failed to make an appearance before the Court; entry of default against each defendant has been signed by the court. A judgment in the sum of $88,036, attorney’s fees of $13,205, plus interest and cost of suit has been granted to the Company. Enforcement of the judgment is being sought through the District Court of Clark County, Nevada, Case NO. A510656, Dept. No. XIII.

Hallmark Construction & Development, L.L.C. v. Wasatch Capital Corporation, Community First National Bank, CUBCO, Inc. and John Does 1-10. Action was filed on or about August 18, 2005, in the Third Judicial District Court of Salt Lake County, State of Utah, Civil Case No. 050914860. Hallmark Construction & Development LLC has filed suit against Wasatch Capital Corporation seeking collection of $92,000 in alleged unpaid construction costs for the improvements and work provided on the Wallace/Bennett buildings owned by Wasatch Capital. Wasatch has responded with a demand that, as provided in the underlying contract, the matters in dispute between the parties be submitted to arbitration. Wasatch denies that it is currently indebted to Hallmark for any services or work provided for the improvement of the said buildings and believes that it has actions for damages against Hallmark. On June 20, 2006 a full release of this lien was filed by Hallmark Construction and Development L.L.C. releasing the subject real estate from all claims asserted by Hallmark. The matter was subsequently heard by the assigned arbitrator who entered a finding in favor of Wasatch Capital, granting a judgment to Wasatch against Hallmark on August 7, 2006. The total judgment was for $99,791, which includes overpayment, damages for defective work, attorney fees, costs, arbitration fees and provides for interest both pre and post-judgment. A Motion to Confirm Arbitration Award was filed with the Court and a final order and judgment has been signed by the Court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is quoted on the OTC Bulletin Board under the symbol, "NEXA". Trading of the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for the quarters indicated below for the years ended December 31, 2005, 2006 and the quarter ending March 31, 2007 are as follows:

YEAR	PERIOD ENDING	HIGH	LOW

2005	March 31, 2005	$0.006	$0.001

	June 30, 2005	$0.002	$0.001

	September 30, 2005	$0.003	$0.001

	December 31, 2005	$0.003	$0.001

2006	March 31, 2006	$0.006	$0.001

	June 30, 2006	$0.006	$0.002

	September 30, 2006	$0.004	$0.002

	December 31, 2006	$0.003	$0.002

2007	March 31, 2007	$0.005	$0.0006

150,000 Shares of Series A Preferred Stock are issued and outstanding as of December 31, 2006.

There is only one holder of Series B Preferred Stock, Richard Surber, who holds 10 million shares.

There are four holders of Series C Preferred Stock, Joseph Corso, who holds 100,000 shares, John E. Fry, Jr. who holds 10,500 shares, Jared Gold who holds 50,000 shares, and Sean Pasinsky who holds 30,000.

Effective February 20, 2007, a 1 for 10 reverse stock split of the common stock was declared effective.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report. Our fiscal year end is December 31.

General

Our business plan for the next twelve months involves the continued operation of our office buildings in Salt Lake City, Utah coupled with our ongoing attempts to locate and acquire additional commercial space in the greater Salt Lake area and elsewhere and to locate suitable buyers for the properties as the circumstances may permit. We have acquired 85% of Landis and have plans to open two more locations over the next 18 months. We also operate four Black Chandelier stores and have plans to open at least three more in the Western United States by December 31, 2007. We anticipate opening an additional six locations over the next 18 to 24 months.

Results of Operations

Revenues

Year ended December 31, 2006. Gross revenues for the fiscal years ended December 31, 2005 and 2006 were $392,414 and $1,834,245, respectively. This represents a $1,441,831 or 367% increase from 2005 to 2006.

Gross rental revenues for the fiscal years ended December 31, 2005 and 2006 were $257,627 and $184,230, respectively. This was a decrease of $73,397 or 28% from 2005 to 2006. We do not expect rental revenues to substantially increase until such time as Nexia is able to successfully raise a substantial amount of capital which will provide the means to purchase additional properties to replace those which have been sold over the last few years.

The revenues attributable to sales from Landis and Gold Fusion totaled $1,649,365 for the year ended December 31, 2006 compared to $124,262 of sales generated by Landis for the two months ended December 2005. There are no comparable revenue figures for 2005 because Landis commenced operations in November 2005.

Expenses

Year ended December 31, 2006. Total expenses for the fiscal years ended December 31, 2005 and 2006 were $844,266 and $4,985,222, respectively. This is a $4,140,956 increase or a 490% increase from 2005 to 2006. The increase was attributable primarily to the amount of costs incurred for consulting fees, $2,345,598 and promotional and marketing expenses of $360,328, incurred during 2006 and the increased expenses resulting from the expansion of operations by Landis and Gold Fusion of $1,012,654.

Depreciation and amortization expenses for the year ended December 31, 2006, were $166,874 compared to $125,489 for same period in 2005. The increase in expense of $41,385, or 33%, was primarily the result of the acquisition of assets and inventory by Landis and Gold Fusion over the course of the year 2006. The primary causes for this increase are as follows: Landis’s operations increased by $35,494, because there were only two months of operations in 2005. Gold Fusion’s operations began in 2006 resulting in an increase of total depreciation of $16,950. In 2005, West Jordan Real Estate Holdings sold a building creating an $18,864 decrease in depreciation for the year ended December 31, 2006. Salt Lake Development sold a building in 2006 creating a decrease of $1,293 in depreciation for 2006.

Nexia expects expenses as a percent of revenues to continue to increase through 2007 as Nexia steps up its effort to expand its retail operations as well as acquire additional properties.

The net increase in the general and administrative expenses from December 31, 2005 to 2006 is explained in detail in the table below:

Increase
Increase for Landis, LLC G&A (Landis was open for less then two
months in 2005)	$701,668
Increase for Gold Fusion Laboratories G&A expenses (no Gold Fusion
expense in 2005)	310,986
Increase in marketing Company stock expense	360,328
Increase in payroll expenses	181,938
Adjustment to convertible debenture derivative	62,052
Stock subscriptions receivable	47,222
Bad debt expense	44,036
Licenses and Permits	30,155
Consulting option shares	30,000
Medical insurance	18,361
Other miscellaneous expense increases	19,564
NET INCREASE FROM 2005 TO 2006	$1,806,310

Income / Losses

Year ended December 31, 2006. Nexia recorded an operating loss of $756,822 at December 31, 2005, as compared to an operating loss of $3,988,085 for the comparable period in 2006. Nexia recorded a net loss of $1,533,005 for the fiscal year ended December 31, 2006, compared to net gain of $294,304 for the comparable period in 2005. Nexia's losses increased as a result of the Company’s increase in operating expenses which were partly offset by a $2,301,967 gain on marketable securities.

Operating Losses

Nexia recorded an operating loss of $3,988,085 for the year ended December 31, 2006 compared to a loss of $756,822 for the comparable period in the year 2005. The increase in operating loss of $3,231,263 or a 427% increase, was the result of the increased operating expenses related to the operation of the Landis Salon, Black Chandelier costs of expansion and a large expense related to the use of shares of China Fruits Corporation (CHFR) for the payment of various consulting expenses with non reoccurring amounts of $2,265,000 and $360,328 for investor relations, promotional and marketing related fees paid during the year ended December 31, 2006.
 Net Losses

Nexia recorded a net loss of $1,533,005 for the period ended December 31, 2006, as compared to a net gain of $294,304 for the comparable period in 2005. The change from income to a net loss represents a change of $1,827,309, or 621% decrease, compared to the same period in 2005, reported above. The largest contributing factor to the significant increase in operating losses and net losses was the result of a one time payment for various consulting expenses in the form of shares of a newly reorganized company named China Fruits Corporation (OTCBB: CHFR) which were expensed in the amounts of $2,265,000. The value of the CHFR shares paid for such services was determined based upon the market price as quoted on the over the counter bulletin board on the date of payment for such services.

Nexia does not expect to operate at a profit through fiscal 2007. Since Nexia's activities in the past were tied to its ability to operate its real estate properties at a profit, future profitability or its revenue growth tended to follow changes in the real estate market place. The recent diversification into retail operations represented by its investment in Landis, LLC and Gold Fusion Laboratories will broaden Nexia’s operations and make it less dependent on the real estate market and its fluctuations. There can be no guarantee that profitability or revenue growth will be realized in the future.

Impact of Inflation

The Company believes that inflation may have a negligible effect on future operations. The Company believes that it may be able to offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

On December 31, 2006, Nexia had current assets of $1,022,549 and $4,734,635 in total assets compared to current assets of $532,278 and total assets of $4,319,916 as of December 31, 2005. Nexia had net working capital deficit of $990,123 at December 31, 2006, as compared to a net working capital deficit of $951,843 at December 31, 2005. The increase in working capital deficit of $38,280 is due primarily to increases in accounts payable and accrued expenses.

On June 1, 2006, Diversified Holdings I, Inc., (“DHI”) a subsidiary of the Company, signed a Settlement Agreement and Release with Diversified Financial Resources Corporation (“CHFR”) whereby DHI released all claims remaining under a June 30, 2003 Stock Purchase Agreement between the two parties in exchange for the delivery of 2,000,000 shares of CHFR common stock without a restrictive legend. DHI has agreed to deliver 1.6 million of those shares to three different recipients in exchange for various services to be provided to DHI resulting in pre-paid expenses reported on the balance sheet of the Company. DHI has retained 400,000 shares which had a market value of $220,000 at December 31, 2006. (The shares of CHFR are thinly traded with a closing fair market value of $0.55 as of the last reported trade price on December 31, 2006.) The obligation of CHFR to DHI had earlier been written off as unlikely to be collected, and the receivable was not included in the financial statements as of December 31, 2005 and for the first quarter ended March 31, 2006. (All share numbers reflect a 1 for 12.5 reverse stock split by CHFR effective July 12, 2006.) Subsequent to the end of the year, the majority of the CHFR shares were sold, generating net proceeds of approximately $260,188 as of March 26, 2007.

Cash used by operating activities was $1,215,381 for the year ended December 31, 2006, compared to cash used by operating activities of $360,949 for the comparable period in 2005. The increase in cash used of $854,432 was attributable to the increases in accounts payable and accrued liabilities of $828,588. The increase in expenses generated by its newly acquired retail operations created an overall Company increase in accounts payable and accrued liabilities compared to no such costs during the year ended December 31, 2005.

Net cash provided by investing activities was $309,544 for the year ended December 31, 2006, compared to net cash provided by investing activities of $239,153 for the year ended December 31, 2005. The increase in cash of $70,391 was attributable primarily to the sales of two real estate properties and marketable securities. The supplemental schedules of non-cash investing activities show transactions requiring no cash.

Cash provided by financing activities was $869,555 for the year ended December 31, 2006, compared to cash provided of $49,745 for the year ended December 31, 2005. The increase of $819,810 in cash provided by financing activities was due primarily to the net proceeds from the issuance of new long-term debt, mortgage refinancing, the issuance of short term notes for cash received, and the sale of a commercial property, recognized during the year ended December 31, 2006.

We project that in 2007 and beyond, our salon and retail store businesses will be able to generate sufficient revenues to meet their internal financial needs and $200,000 annually of excess cash available for our other operations. We project the cash burn rate for the next twelve months, for the Company’s general needs and rental operations, will be approximately $950,000. Funds to cover the burn rate will come from excess cash flow provided by the salon and retail operations, $200,000; gross rents, $200,000; the ESOP plan to pay employee compensation expenses, $400,000; and sale of stocks from an investment portfolio of at least $300,000. The total provided to cover the Company’s general needs and the rental operations will be approximately $1,100,000. These amounts do not include any funds that may be received from the Dutchess equity line of credit as described in the Company’s SB-2 Registration Statements and amendments thereto as filed with the Securities and Exchange Commission.

ITEM 7. FINANCIAL STATEMENTS

NEXIA HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Nexia Holdings, Inc. and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Nexia Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and other comprehensive income (loss), stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits of the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nexia Holdings, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their consolidated operations and other comprehensive income (loss) and cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has incurred cumulative operating losses through December 31, 2006 of $15,568,646, and has a working capital deficit of $990,123 at December 31, 2006 all of which raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
CERTIFIED PUBLIC ACCOUNTANTS
Henderson, NV

March 21, 2007

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of	As of
	December 31,	December 31,
ASSETS	2006	2005
		(Revised)

CURRENT ASSETS

Cash and cash equivalents	$124,158	$160,440
Accounts and notes receivable, trade - net of allowance
of $103,732 and $18,870, respectively	32,841	36,833
Accounts receivable - related parties (Note 3)	12,070	7,342
Notes receivable - net of allowance of $90,000 and
$345,000, respectively (Note 4)	10,142	13,164
Inventory	370,639	35,435
Prepaid expenses	207,167	28,191
Marketable securities (Note 5)	265,532	250,873

TOTAL CURRENT ASSETS	1,022,549	532,278

PROPERTY AND EQUIPMENT

Property and equipment, net (Note 6)	3,033,228	2,478,434
Land (Note 6)	633,520	389,295
Property, net - held for sale (Note 11)	-	915,939

TOTAL NET PROPERTY AND EQUIPMENT	3,666,748	3,783,668

OTHER ASSETS

Loan costs, net	43,958	3,970
Trademarks	1,380	-

TOTAL OTHER ASSETS	45,338	3,970

TOTAL ASSETS	$4,734,635	$4,319,916

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

	As of	As of
	December 31,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2006	2005
		(Revised)
CURRENT LIABILITIES
Accounts payable	$765,059	$233,606
Accounts payable - related parties (Note 3)	44,032	29,731
Accrued liabilities	590,822	293,687
Deferred revenue	28	988
Refundable deposits	15,892	15,892
Current maturities of long-term debt (Note 8)	420,814	910,217
Current maturities of long-term debt - related parties (Note 9)	176,025	-

TOTAL CURRENT LIABILITIES	2,012,672	1,484,121

LONG-TERM LIABILTIES
Convertible debenture derivative (Note 10)	10,179	85,714
Convertible debenture (Note 10)	107,808	16,440
Long-term debt (Note 8)	2,196,580	997,018
Long-term debt - property held for sale (Note 11)	-	547,012
Long-term debt - related parties (Note 9)	437,000	-

TOTAL LONG-TERM LIABILITIES	2,751,567	1,646,184

TOTAL LIABILITIES	4,764,239	3,130,305

MINORITY INTEREST	91,344	226,426

STOCKHOLDERS' EQUITY (Note 12)
Preferred Series A stock, $0.001 par value, 10,000,000
shares authorized, 150,000 shares issued and outstanding	150	-

Preferred Series B stock, $0.001 par value, 10,000,000
shares authorized, 10,000,000 and 8,000,000 shares issued
and outstanding, respectively	10,000	8,000

Preferred Series C stock, $0.001 par value, 5,000,000
shares authorized, 190,500 and 100,00 shares issued
and outstanding, respectively	191	100

Common stock $0.0001 par value, 50,000,000,000 shares
authorized, 811,476,885 and 353,994,503 shares issued
(post reverse split) and outstanding, respectively	81,148	353,995

Additional paid-in capital	15,602,504	14,320,192

Treasury stock, 1,469 and 1,469 shares at cost, respectively (Note 14)	(100,618)	(100,618)

Stock subscriptions receivable	(365,262)	(11,325)

Other comprehensive gain (loss)	219,585	(5,721)

Accumulated deficit	(15,568,646)	(13,601,438)

Total Stockholders’ Equity	(120,948)	963,185

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$4,734,635	$4,319,916

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Other Comprehensive Income (Loss)

	For the Years Ended
	December 31,
	2006	2005

REVENUE
Rental revenue	$184,230	$257,627
Sales - Salon and Retail	1,649,365	124,262
Consulting revenue	650	10,525

TOTAL REVENUE	1,834,245	392,414

COST OF REVENUE
Cost associated with rental revenue	94,517	143,605
Depreciation and amortization associated with rental revenue	104,005	110,758
Cost of sales - Salon and Retail	638,586	50,607

TOTAL COST OF REVENUE	837,108	304,970

GROSS INCOME (Note 16)	997,137	87,444

EXPENSES
General and administrative expense	2,871,214	627,854
Consulting fees	2,345,598	56,805
Depreciation and amortization expense	62,869	14,731
Interest expense associated with rental revenue	142,591	144,876

TOTAL EXPENSES	5,422,272	844,266

OPERATING LOSS	(4,425,135)	(756,822)

OTHER INCOME (EXPENSE)
Interest expense	(128,666)	(52,938)
Interest expense - accretion of debt (Note 10)	(79,623)	(16,440)
Interest income	15,476	43,488
Income from litigation settlement (Note 17)	109,791	206,500
Gain on disposal of assets (Note 18)	34,124	756,471
Securities received in agreement settlements (Note 19)	2,301,967	-
Unrealized gain related to adjustment of derivative
liability to fair value of underlying security	73,393	114,286
Other income (Note 20)	128,618	64
Other expense (forgiveness of debt)	-	(305)

TOTAL OTHER INCOME	2,455,080	1,051,126

NET INCOME (LOSS) BEFORE MINORITY INTEREST	(1,970,055)	294,304

MINORITY INTEREST IN (INCOME) LOSS	2,847	(65,368)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(1,967,208)	$228,936

The accompanying notes are an integrtal part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Other Comprehensive Income (Loss)(Continued)

	For the Years Ended
	December 31,
	2006	2005
		(Revised)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(1,967,208)	$228,936

DISCONTINUED OPERATIONS
Loss from operations expenses	-	(343,674)
Depreciation expense	-	(15,810)

LOSS FROM DISCONTINUED OPERATIONS (Note 22)	-	(359,484)

NET LOSS	(1,967,208)	(130,548)

OTHER COMPREHENSIVE INCOME
Change in unrealized gain on marketable securities (Note 5)	225,306	1,046

TOTAL COMPREHENSIVE LOSS	$(1,741,902)	$(129,502)

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Continued)

	For the Years Ended
	December 31,
	2006	2005
		(Revised)

NET LOSS PER COMMON SHARE, BASIC:

Net loss (before comprehensive income)	$(1,967,208)	$(130,548)
Net loss per share	$(0.00)	$(0.00)

Total comprehensive Loss	$(1,741,902)	$(129,502)
Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	517,497,916	317,112,939

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Year Ended December 31, 2005
Post Reverse Split Effective February 20, 2007

	Number		Number				Stock	Other		Total
	of Preferred	Preferred	of Common	Common		Treasury	Subscriptions	Comprehensive	Retained	Stockholders
Description	Shares	Stock	Shares	Stock	APIC	Stock	Receivable	Income - (Loss)	Deficit	Equity
Balance forward, Dec 31, 2004	8,100,000	$8,100	174,794,583	$174,795	$14,211,805	$(100,618)	$(375,009)	$(6,767)	$(13,470,890)	$441,416

Common stock issued for services	-	-	99,675,000	99,675	20,350	-	-	-	-	120,025

Common stock issued to EquitiLink, LLC (Rule 144 legend, Restr.)	-	-	10,000,000	10,000	10,000	-	-	-	-	20,000

Receipt of cash on subscriptions receivable	-	-	-	-	-	-	396,691	-	-	396,691

Return of common stock issued to J. Fry, Jr. on 11/12/2004	-	-	(800,000)	(800)	(19,200)	-	-	-	-	(20,000)

Fair value of options issued for past services	-	-	-	-	11,875	-	-	-	-	11,875

Intrinsic value of options issued for past services	-	-	-	-	44,875	-	-	-	-	44,875

Common stock issued for options exercised	-	-	40,000,000	40,000	(5,500)	-	(34,500)	-	-	-

Common stock issued to contractors applied to accounts payable	-	-	20,325,000	20,325	29,317	-	-	-	-	49,642

Common stock issued to contractor for building improvements	-	-	5,000,000	5,000	5,000	-	-	-	-	10,000

Proceeds from options stock sales applied to accounts payable	-	-	-	-	7,985	-	-	-	-	7,985

Change in comprehensive loss to December 31, 2005	-	-	-	-	-	-	-	1,046	-	1,046

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Year Ended December 31, 2005
Post Reverse Split Effective February 20, 2007

	Number		Number				Stock	Other		Total
	of Preferred	Preferred	of Common	Common		Treasury	Subscriptions	Comprehensive	Retained	Stockholders
Description	Shares	Stock	Shares	Stock	APIC	Stock	Receivable	Income - (Loss)	Deficit	Equity
Proceeds for stock issued to R. Liebsch on 07/06/2005 greater than amount shown as applied to Accounts Payable above, requiring an adjustment to Common APIC	-	-	-	-	3,685	-	-	-	-	3,685

Common stock issued to Barry Burbank (restricted)	-	-	5,000,000	5,000	-	-	-	-	-	5,000

Apply stock subscription receivable balance for Grant Anea (stock issued 11/12/2004) to Hallmark accounts payable. No evidence stock has been sold as of 12/31/2005.	-	-	-	-	-	-	1,493	-	-	1,493

Common stock, originally issued to Hudson Consulting Group, part of Nexia Holdings, Inc. consolidated group, returned and cancelled	-	-	(80)	(0)	-	-	-	-	-	(0)

Net consolidated loss for year ended December 31, 2005	-	-	-	-	-	-	-	-	(130,548)	(130,548)

Balance at December 31, 2005	-	$-	4,999,920	$5,000	$3,685	$-	$1,493	$-	$(130,548)	$(120,370)

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Deficit
For the Year Ended December 31, 2006
Post Reverse Split Effective February 20, 2007

	Number		Number				Stock	Other		Total
	of Preferred	Preferred	of Common	Common		Treasury	Subscriptions	Comprehensive	Retained	Stockholders
Description	Shares	Stock	Shares	Stock	APIC	Stock	Receivable	Income - (Loss)	Deficit	Equity
Balance forward, Dec 31, 2005	8,100,000	$8,100	353,994,503	$353,995	$14,320,192	$(100,618)	$(11,325)	$(5,721)	$(13,601,438)	$963,185

Intrinsic value of options issued for past services	-	-	-	-	41,250	-	-	-	-	41,250

Fair value of options issued for past services	-	-	-	-	19,500	-	-	-	-	19,500

Common stock issued for options exercised	-	-	219,000,000	188,400	449,850	-	(394,704)	-	-	243,546

Stock certificate returned and cancelled	-	-	(118)	-	(11,800)	-	-	-	-	(11,800)

Adjust stock subscriptions receivable for sale of stock at fair market values less than the value when the stock was issued	-	-	-	-	(12,397)	-	12,397	-	-	-

Adjust for cash received on subscriptions receivable in excess of amount receivable from an employee	-	-	-	-	(1,576)	-	-	-	-	(1,576)

Common stock issued for services	-	-	3,482,500	348	12,100	-	-	-	-	12,448

Add net credit balance to common stock paid-in capital resulting from writing off intercompany balances by forgiving debt of other Nexia companies or debt being forgiven by other Nexia companies	-	-	-	-	7,118	-	-	-	-	7,118

Preferred stock issued for increased investment in Landis	2,080,000	2,080			(76,579)					(74,499)

Preferred stock issued for acquisition of Black Chandelier net assets from DHX, Inc.	157,500	158			241,454					241,612

Preferred stock issued for acquisition of Black Chandelier net assets from DHX, Inc. and making loan to Nexia Holdings, Inc.	3,000	3			14,997					15,000

Adjust stock subscriptions receivable for difference between market value when stock was issued and sales proceeds	-	-	-	-	(32,487)	-	24,365	-	-	(8,122)

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Deficit
For the Year Ended December 31, 2006
Post Reverse Split Effective February 20, 2007

	Number		Number				Stock	Other		Total
	of Preferred	Preferred	of Common	Common		Treasury	Subscriptions	Comprehensive	Retained	Stockholders
Description	Shares	Stock	Shares	Stock	APIC	Stock	Receivable	Income - (Loss)	Deficit	Equity
Common stock issued to Diversified Holdings X, Inc. re. acquisition of net assets of Black Chandelier operation from DHX, Inc.(restricted)	-	-	200,000,000	20,000	21,903	-	-	-	-	41,903

Common stock issued as compensation for a loan to Nexia Holdings, Inc.			10,000,000	1,000	29,000					30,000

The company increased its number of authorized shares to 50,000,000,000 and par value adjusted from $0.001 to $0.0001	-	-	-	(485,095)	485,095	-	-	-	-	-

Common stock issued for partial conversion of convertible debenture	-	-	25,000,000	2,500	50,000	-	-	-	-	52,500

Adjust Stock Subscriptions Receivable for differences between stock sales net proceeds and amount when stock was issued	-	-	-	-	-	-	4,005	-	-	4,005

Adjust amounts received from option stock sales at prices less than fair market value when the shares were issued from charges against paid-in capital to expense					44,884					44,884

Change in comprehensive income, year ended December 31, 2006	-	-	-	-	-	-	-	225,306	-	225,306

Net consolidated loss for the year ended December 31, 2006	-	-	-	-	-	-	-	-	(1,967,208)	(1,967,208)

Balance at December 31, 2006	10,340,500	$10,341	811,476,885	$81,148	$15,602,504	$(100,618)	$(365,262)	$219,585	$(15,568,646)	$(120,948)

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,967,208)	$(130,548)
Adjustments to reconcile net loss
to net cash used in operating activities:
Change in minority interest	(135,082)	211,111
Depreciation expense	153,922	129,390
Depreciation expense capitalized in inventory	11,558	-
Accumulated depreciation transferred from another entity	7,029	-
Amortization of lease / loan costs	12,952	11,909
Intrinsic and fair value of stock options issued	60,750	56,751
Issued preferred and common stock for services	26,821	86,519
Issued option shares for services	70,125	-
Expense stock sales at values lower than stock issue values	4,005	-
Allowance for bad debts	84,862	80,574
Accretion of convertible debenture	91,368	16,440
Gain on sale of retail shopping plaza	-	(756,471)
Unrealized loss related to adjustment of derivative
to fair value of underlying security	(73,393)	(114,286)
Stock certificate issued in 2003 returned and cancelled	(11,800)	-
Gain on sale of residential real estate	(35,085)	-
Loss on sale of commercial real estate	107,870	-
Loss on sale of vehicle	961
Net gain on sale from securities received in agreement settlements	(2,301,967)	-
Consulting fees paid with securities received from settlement agreement	2,400,000	-
Adjusted amounts received from option stock sales, at prices lower than fair market value when the shares were issued, from
charges against paid-in capital to expense	44,884
Restricted stock received in litigation settlement	-	(154,000)
Impairment of marketable securities	-	155
Changes in operating assets and liabilities:
Accounts receivable	(80,870)	95,217
Accounts receivable - related parties	(4,728)	16,466
Note receivable	-	(202)
Inventory	(335,204)	(35,435)
Prepaid expense	(178,976)	(9,408)
Accounts payable	510,063	39,190
Accounts payable - related parties	14,301	29,731
Accrued liabilities	297,135	87,559
Unearned rent	-	(23,094)
Deferred revenue	(960)	632
Refundable deposits	-	851
Net cash used in operating activities	(1,226,667)	(360,949)

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2006	2005

CASH FLOWS FROM INVESTING ACTIVITIES

Sale of commercial real estate	802,126	-
Sale of residential real estate	70,205	-
Sale of marketable securities	113,684	-
Purchase of marketable securities	(7,022)	(47,431)
Purchase of property, plant and equipment	(405,270)	(551,371)
Purchase of land	(251,575)	-
Capitalized payroll expense as property, plant and equipment	(1,318)	-
Collect note receivable	100	-
Sale of retail shopping plaza	-	1,745,021
Acquisition of Salt Lake Development Corp.	-	(903,603)
Purchase of marketable securities - restricted	-	(4,002)
Correction of duplicate entry, previous year	-	539
Net cash provided by investing activities	320,930	239,153

The accompanying notes are an integtal part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2006	2005

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on long-term debt	(85,684)	(106,311)
Proceeds from issuance of new long-term debt, mortgage refinancing	1,568,790	110,914
Proceeds from issuance of short-term debt for land purchase	250,000	-
Issued notes payable in connection with increasing investment in Landis, LLC
and acquiring certain assets of Black Chandelier from DHX, Inc.	550,000	-
Pay off mortgages replaced by refinancing	(1,153,402)	-
Pay off part of short term debt for land purchase	(193,000)	-
Pay off note payable, sale of commercial property	(545,071)	-
Pay off note payable, sale of condominium	(25,055)	-
Pay off note payable, sale of retail shopping plaza	-	(938,255)
Pay off capitalized equipment lease liability	(5,901)	-
Receipt of stock subscriptions receivable	152,046	396,691
Cash received on subscriptions receivable in excess of receivable balance	(1,576)	-
New loan costs	(45,241)	-
Issued two short term notes payable for cash received	300,000	-
Capitalized two new equipment leases from banks	48,223	-
Issued three short term notes payable for cash received from a related party	66,025	-
Payment on note payable to DHX, Inc.	(3,000)	-
Loan costs paid in connection with loan pay off for building sale	(7,699)	-
Issuance of common stock for stock options exercised	-	38,506
Mortgage assumed, acquisition of Salt Lake Development Corp.	-	551,707
Pay off convertible debenture	-	(5,000)
Old stock subscription receivable reclassified	-	1,493
Net cash provided by financing activities	869,455	49,745

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(36,282)	(72,051)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	160,440	232,491

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$124,158	$160,440

SUPPLEMENTAL DISCLOSURE OF INFORMATION

CASH PAID FOR:

Interest	$271,251	$243,424

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Preferred and common stock issued for services	$96,946	$86,519

Intrinsic and fair value of options issued	$60,750	$56,751

Common stock issued for subscriptions receivable	$546,750	$34,500

Common stock issued for building improvements and a website	$17,625	$10,000

Common stock issued and applied on vendor accounts payable	$18,753	$49,642

Unrealized gain on adjustment of derivative
to fair value of underlying security	$(75,535)	$(114,286)
Change in other comprehensive gain	$225,306	$1,046

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
Supplemental Schedule of Non-Cash Investing Activities

	For the Years Ended
	December 31,
	2006	2005

Excess value of note payable and stock given over increased
investment in Landis, LLC	$(74,499)	$-
Issued preferred and common stock to acquire certain net assets
of Black Chandelier from DHX, Inc.	283,515	-
80% of stock received in settlement of a written off note receivable given
to three consultants as compensation for their services	(2,265,000)	-
Adjustment between notes receivable and
notes payable balances	-	1,839
	$(2,055,984)	$1,839

The accompanying notes are an integral part of these consolidated financial statements

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES

a. Organization

Nexia Holdings, Inc. (Nexia or The Company) was incorporated under the laws of the State of Colorado on April 20, 1987 as Metropolitan Acquisition Corporation. On October 5, 2000, Nexia merged with a Nevada corporation with the same name, effectively changing its state of domicile from Colorado to Nevada.

Nexia’s operating subsidiaries during the year ended December 31, 2006 were Diversified Holdings I, Inc., Downtown Development Corporation, Wasatch Capital Corporation, Canton Industrial Corporation of Salt Lake City Inc. (inactive), West Jordan Real Estate Holdings, Inc. (inactive), Salt Lake Development, Inc. (dissolved on May 5, 2006), Landis, LLC, Gold Fusion Laboratories, Inc. and Kearns Development Corporation.

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

Diversified Holdings 1, Inc. (DH1), a Nevada corporation is a 100% owned subsidiary of Nexia. DH1 was formed on March 22, 1996. DH1 is a holding company which has majority ownership of the following subsidiaries:

Wasatch Capital Corporation (WCC), a Utah corporation, was incorporated on June 10, 1991. WCC owns a commercially rented building in downtown Salt Lake City. DH1 owned 100% of Wasatch common stock as of December 31, 2006. During 2005 DH1 purchased additional shares of Wasatch’s common stock, increasing their ownership from 98% to 100%. On September 16, 2004 Wasatch issued one million shares of its common stock to DH1 in total satisfaction of its outstanding debt to DH1.

West Jordan Real Estate Holdings, Inc. (WJREH), was formed on June 7, 1994 in Utah for the purpose of acquiring, owning and managing a specific property. WJREH is 90% owned by DH1. WJREH sold its real estate holdings on April 20, 2005.

Salt Lake Development Corporation (SLD), a Nevada corporation, was incorporated on February 15, 1996 and is the successor to the interests and title of the Utah corporation of the same name to an office building located at 268 West 400 South Salt Lake City, Utah. The office building was the primary asset of SLD, and it was sold April 19, 2006. SLD was 100% owned by DH1. SLD was dissolved May 5, 2006.

Kearns Development Corporation (Kearns), a Nevada corporation, was incorporated February 16, 1996 as Cyber Studio, Inc. On April 4, 2001, its name was changed to Kearns Development Corporation. During 2000, Kearns purchased a commercially rented building in Kearns, Utah. Kearns is owned 99% by DH1.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

Downtown Development Corporation (Downtown) was incorporated by the Company on November 30, 1999 in Utah as A-Z South State Corporation. On August 22, 2001, its name was changed to Downtown Development Corporation. Downtown owns a commercially rented building in Salt Lake City, Utah, and is 99.8% owned by DH1.

Canton Industrial Corporation of Salt Lake City (CICSLC), a Utah corporation, was incorporated on September 29, 1993 for the purpose of acquiring, owning and managing a specific property. CICSLC sold the property in December 1998. CICSLC is 80% owned by DH1 and 10% owned by Nexia.
Landis, LLC, a Utah limited liability company (Landis) was organized on May 4, 2005 for the purpose of operating an AvedaTM Lifestyle Salon. DH1 acquired a 20% interest in exchange for a $100,000 cash investment. An additional 65% interest was acquired by DH1 July 13, 2006, with 60% from Richard Surber and 5% from Seth Bullough, by issuing a $250,000 note payable, 80,000 Series A Preferred shares and 2,000,000 Series B Preferred shares. Landis is 85% owned by DH1 and a minority interest of 15% is held by Landis manager, Matthew Landis.

Gold Fusion Laboratories, Inc. (GFL), a Nevada corporation, was incorporated July 19, 2006 for the purpose of acquiring certain assets and liabilities of the Black Chandelier, a fashion and lifestyle design, manufacture and retail sales operation from Diversified Holdings X, Inc. (DHX), a wholly owned corporation of Nexia CEO Richard Surber in exchange for issuing to DHX a $300,000 promissory note, 70,000 shares of Series A Preferred Stock and 200,000,000 shares (post reverse split 2-20-2007) of restricted Common Stock. GFL is 100% owned by DH1.

c. Accounting Method

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

d. Reclassification

Certain prior year balances have been reclassified to conform to the current year presentation.

e. Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term, highly liquid investments with original maturities of three months or less and amounts in-transit from banks for customer credit and debit cards. The process of transferring these funds usually takes between one to two business days and is classified as cash and cash equivalents on our Consolidated Balance Sheets.

f. Provision for Taxes

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

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

Net deferred tax asset consists of the following components as of December 31, 2006 and 2005:

	2006	2005
Deferred tax assets:

NOL carryover	$2,736,994	$2,514,026

Capital loss carryover	-	137,991

Accrued expense	45,682	9,808

Bad debts allowance, accounts receivable	36,306	6,416

Bad debts allowance, notes receivable	31,500	117,300

Charitable contributions carryover	4,294	2,633

Deferred tax liabilities:

Unrealized gain on derivative	$(25,687)	$(38,857)

Valuation allowance	(2,829,089)	(2,749,317)

Net deferred tax asset	$-	$-

Deferred income tax assets of $2,829,089 and $2,749,317 at December 31, 2006 and 2005, respectively were offset in full by a valuation allowance. The valuation allowance was increased by $79,772 in the year ended December 31, 2006.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

                                                                                                    As of                    As of
                                                                                              December 31,        December 31,
              2006    2005
Statutory federal income tax                                                     (35.0%)                 (34.0%)
Statutory state income tax                                                        ( 5.0%)                  ( 5.0%)
Change in valuation allowance on deferred tax assets                  40.0%                   39.0%

At December 31, 2006, the Company had a net operating loss carryforward of approximately $8,220,121 that may be offset against future taxable income from the years 2007 through 2026. No tax benefit has been reported in the December 31, 2006 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The Company has not filed the 2006 corporation tax returns as of the date of filing of this Form 10-KSB. The Company has filed an automatic extension to file the 2006 tax returns.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

g. Merchandise Inventory

Inventory is valued using the cost method, which values inventory at the lower of the accrual cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Market is determined based on the estimated net realizable value, which generally is the merchandise selling price. We review our inventory levels in order to identify slow-moving merchandise and damaged items and use markdowns to clear merchandise.

h. Fixed Assets and Depreciation

Fixed assets are stated at cost. Expenditures that materially increase the life of the assets are capitalized. Ordinary maintenance and repairs are charged to expense as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized at that time. All capital leases are added to the fixed assets and depreciated over the life of the assets. Depreciation is computed on the straight line method for financial statement purposes over the following useful lives:

Building and improvements                      6-39 Years
Furniture, equipment and fixtures             3-10 Years
Vehicles                                                     5 Years
Computer equipment and software               3 years

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

i. Revenue Recognition

The Company recognizes revenue from its four main sources of revenue as follows:

Rental Revenue

Rental revenues are recorded in the period in which they are earned in accordance with rental agreements and lease contracts. Rent payments are typically due by the 1st of each month.

When commercial buildings are sold, the net depreciated basis is deducted from the net cash received and the diffirence is a net gain or loss.

Sales - Salon

Landis, LLC, a hair and beauty salon began operating services and retail sales of product in November 2005. The Company, through a subsidiary, has an 85% investment in the salon. The Landis operations are included in the consolidated financial statements. The salon records revenue on the accrual basis of accounting.

All sales are paid by cash, debit card or credit card. Landis ceased accepting checks the latter part of 2006.

Sales - Retail Clothing

Gold Fusion Laboratories, Inc., a wholly-owned apparel selling subsidiary of the Company, acquired the operations of Black Chandelier, a clothing manufacturer and retailer, in September 2006 from a related company owned by the Company’s CEO. Three new retail stores were opened in 2006 giving Black Chandelier four retail stores operating at December 31, 2006. Gold Fusion Laboratories, Inc. records revenue on the accrual basis of accounting.

All store sales are paid by cash, debit card or credit card. There are occasional wholesale sales from the manufacturing facility, but they must be paid before shipping by check. If a check is returned by the bank, the amount is charged to a “returned check receivable” account until it is collected or written off as a bad debt.

Consulting Revenue

The Company ceased providing consulting services in 2004. There may be a small amount of consulting from time to time. There was a nominal amount of revenue received in 2006 and 2005 from consulting. The amount of deferred revenue at December 31, 2006 related to consulting services for which the Company received restricted securities was $28 compared to $988 for the year ended December 31, 2005. This represents the fair value of the portion of the available for sale securities for which revenue was deferred at December 31, 2006.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

j. Marketable Securities

The Company follows the provisions of SFAS 115 regarding marketable securities. The Company’s securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

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

k. Stock-based Compensation

The company has adopted SFAS 123 (revised), “Accounting for Stock-Based Compensation”. The SFAS was required to be used for financial statements periods ending after December 31, 2005. SFAS 123 (revised) applies to options issued to employees and non-employees for services.

In December 2004, The FASB issued Statement No. 123 (revised 2004), “Share-Based Payments” (SFAS No.123 (R) )”. This statement eliminates the option to apply the intrinsic value measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for stock issued to employees” to stock compensation awards issued to employees. Rather, SFAS No.123 (R) requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award using option pricing models (ie: Black Scholes). That cost will be recognized over the period during which an employee is required to provide services in exchange for the award--the requisite service period (usually the vesting period). SFAS No. 123 (R) applies to all awards granted after the required effective date as well as to existing awards that are modified, repurchased, or cancelled after the effective date.

Options granted by the Company are most often exercised immediately after the grant date. Consequently, the Company has determined that fair the value of the options on date of grant is based on the actual fair value of the stock price.

The Company issues options to employees only for past services. The options are “cashless” with a floating 75% cost (the Company can, at its discretion, vary the floating cost; however, it seldom does). The other 25% of the option value is expensed. The Company receives the 75% cost from proceeds of the option stock sales. The Company believes its method of issuing and accounting for stock-based payments to employees precludes it from having to apply the provisions of SFAS No. 123 (R).

l. Environmental Compliance and Remediation

The Company determines potential liability on a site by site basis and records a liability when its existence is probable and reasonably estimable. Expenditures that do not have a future economic benefit are expensed as incurred. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

m. Impairment of Long-Lived Assets

The Company evaluates its long-lived assets in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. The Company recognizes impairment losses as the difference between historical cost and fair value of the asset, less costs to sell, when management determines that events and circumstances indicate a need to assess impairment, and when that assessment indicates that historical cost materially exceeds fair value, less costs to sell. There was no impairment expense of long-lived assets for the years ended December 31, 2006 and 2005.

n. Advertising Expense

The Company expenses advertising costs as incurred. Advertising expense was $118,377 and $15,516 for the years ended December 31, 2006 and 2005, respectively. The large increase is attributed to a full year of operation by Landis, LLC, compared to seven weeks in 2005 and the acquisition of the Black Chandelier operations in September 2006.

o. Loss Per Common Share; Basic

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per share” (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the years ended December 31, 2006 and 2005, options were excluded from the computation of basic and diluted loss per share because their effect would be anti-dilutive.

p. Use of Estimates

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

q. Newly Issued Accounting Pronouncements

FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” - In June 2006, FASB issued this interpretation to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. “The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.” This interpretation is effective for fiscal years beginning after December 15, 2006 (January 1, 2007). The adoption of Interpretation No. 48 will not have a material effect on the Company’s financial statements for several years into the future due to the large net operating loss carry forward.

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

FASB Interpretation No. 157 “Statement of Financial Accounting Standards” (“SFAS 157”) - In October 2006, the FASB issued SFAS No. 157 - The purpose of SFAS 157 is to provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings for the period.  SFAS No. 157 also provides guidance on the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This changes the definition of fair value to be the price that would be received to sell an asset or paid to transfer a liability, an exit price, as opposed to the price that would be paid to acquire the asset or received to assume the liability, an entry price.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years (e.g., January 1, 2008, for calendar year-end entities.)  We do not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

FASB Interpretation No. 158 - In September 2006, the FASB issued SFAS No. 158, (“SFAS 158”) “Statement of Financial Accounting Standards” which amends SFAS No. 87, 88, 106, and 132(R).  Post application of SFAS 158, an employer should continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost.  SFAS 158 requires amounts to be recognized as the funded status of a benefit plan, that is, the difference between plan assets at fair value and the benefit obligation.  SFAS 158 further requires recognition of gains/losses and prior service costs or credits not recognized pursuant to SFAS No. 87 or SFAS No. 106.  Additionally, the measurement date is to be the date of the employer’s fiscal year-end.  Lastly, SFAS 158 requires disclosure in the financial statements effects from delayed recognition of gains/losses, prior service costs or credits, and transition assets or obligations.  SFAS No. 158 is effective for years ending after December 15, 2006 for employers with publicly traded equity securities and as of the end of the fiscal year ended after June 15, 2007 for employers without publicly traded equity securities.  We do not expect the adoption of SFAS No. 158 to have a material impact on our consolidated financial position, results of operations or cash flows.

FASB Interpretation No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159) - In February 2007, the FASB issued Statement No. 159. FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our future financial statements.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through December 31, 2006 of $15,568,646 and has a working capital deficit of $990,123 at December 31, 2006 all of which raise substantial doubt about the Company’s ability to continue as a going concern.

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

Primarily, revenues have not been sufficient to cover the Company’s operating costs. Management’s plans to enable the Company to continue as a going concern include the following:

•	Increase retail sales of Landis, LLC and Gold Fusion Laboratories
•	Opening additional salon and Black Chandelier locations
•	Using stock and option-based compensation to cover payroll and other permissible labor costs
•	Raise capital through the Company’s equity line of credit upon the effectiveness of a pending SB-2 Registration Statement
•           Increasing revenues from rental properties by implementing new marketing programs
•	Making certain improvements to certain rental properties in order to make them more marketable
•	Reduce expenses through consolidating or disposing of certain subsidiary companies
•	Convert certain debt into shares of the Company’s common stock
•	Purchasing revenue producing real estate

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

In November of 2005, the Company acquired a 20% equity interest in Landis, LLC for a $100,000 cash payment. Landis operates an AvedaTM lifestyle salon that features AvedaTM products for retail sale. Landis, LLC is controlled by Nexia’s Chief Executive Officer, Richard Surber, who owned a 60% interest in Landis in 2005. Nexia consolidated Landis for accounting purposes because of its ownership interest and common control in 2005.

On March 30, 2006, Wasatch Capital Corporation and Diversified Holdings X, Inc, a related party doing business as Black Chandelier agreed to a joint venture operation in which 50% of the net profits from Black Chandelier’s internet sales will be paid to Wasatch as a result of allowing Black Chandelier the use of equipment and space located in the Wallace Bennett buildings owned by Wasatch, one of the Company’s subsidiaries. The bulk of these assets were seized for failure to pay rent and were being used in furtherance of the joint venture operation. Wasatch reported revenue of $2,561 for the year ended December 31, 2006, refer to note 20. The Joint venture agreement has been canceled effective January 1, 2007.

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

On July 13, 2006, Diversified Holdings 1, Inc. (“DH1”), a 100% owned subsidiary of the Company, entered into an agreement with Richard D. Surber, CEO of the Company, to acquire his 60% ownership interest in Landis, LLC. On July 17, 2006, DHl, Inc. also entered into an agreement with Seth Bullough, an employee of Landis, LLC, to acquire his 5% ownership interest in Landis, LLC. In exchange for these two purchase agreements, the Company issued a note payable for $250,000, 75,000 Series A Preferred shares and 2,000,000 Series B Preferred Shares to Richard D. Surber and 5,000 Series A Preferred shares to Seth Bullough. The aggregate purchase price and the value of the note payable and preferred stock issued in consideration was determined to be $1,052,000 based on a written valuation of Landis, LLC.

On August 15, 2006, Gold Fusion Laboratories, Inc., (“GFL”) a subsidiary of the Company signed an Asset Purchase Agreement with Diversified Holdings X, Inc. (“DHX”) to acquire all of the assets, inventory and receivables held by DHX in the operation of Black Chandelier, a fashion and lifestyle design operation. GFL was incorporated in Nevada on July 19, 2006. The compensation promised for this acquisition consisted of a promissory note by GFL in the face amount of $300,000, bearing interest at the rate of 24% per annum, with a maturity of five years. The Company agreed to issue DHX 70,000 shares of Series A Preferred Stock. As Richard Surber is the president and sole shareholder of DHX the transaction has been treated as a related party transaction. On September 18, 2006, an addendum to the agreement was approved by the parties that provided for the issuance of 200,000,000 shares (post reverse split 2-20-2007) of the Company’s restricted common stock to DHX as compensation for transfers made to GFL. The acquisition closed on September 18, 2006. Black Chandelier operates four retail outlets in the Salt Lake City and Provo, Utah and maintains a website for the online sale of its merchandise. The Company expects to contribute to the growth and expansion of Black Chandelier’s operations.

On October 5, 2006, the Company authorized the delivery of a promissory note in the face amount of $20,000 to Richard Surber, president of the Company. The note was authorized by the board of directors. The note was given in exchange for funds advanced to the Company by Mr. Surber. The terms of the note provided for a single payment due on January 5, 2007 and provide for an interest rate of 20% per annum. This note was extended to September 30, 2007. Extension agreement was signed on February 23, 2007. The note balance was $15,000 at December 31, 2006.

On November 7, 2006, the Company authorized the delivery of a promissory note in the face amount of $31,025 to Richard Surber, president of the Company. This note was authorized by the board of directors. The note was given in exchange for $31,025 advanced to the Company by Mr. Surber. The terms of the note provide for a single payment due on January 25, 2007 and provide for an interest rate of 20% per annum. This note’s due date was extended to September 30, 2007 with an extension agreement signed on February 23, 2007.

On November 22, 2006, the Company authorized the delivery of a promissory note in the face amount of $20,000 to Richard Surber, president of the Company. The note was authorized by the board of directors. The note was given in exchange for funds advanced to the Company by Mr. Surber. The terms of the note provided for a single payment due on March 22, 2007 and provide for an interest rate of 20% per annum.

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

There is a receivable of $12,070 from Diversified Holdings X, Inc. (DHX) at December 31, 2006, arising from the overlapping of operations in Gold Fusion Laboratories, Inc. (dba Black Chandelier), after it was acquired from DHX in September 2006.

There is an accounts payable of $44,032 at December 31, 2006 to Richard Surber. Richard Surber advanced the funds to Nexia for the purchase of inventory and operating expenses.

There was a note payable of $230,000 by Diversified Financial Resources Corporation (“DVFN”) to WJREH, a subsidiary of Nexia Holdings, Inc. and there was DFVN stock owned by the Company or an officer. On August 8, 2005, the note was settled as part of the acquisition by Nexia Holdings, Inc. of the DFRC subsidiary, Salt Lake Development Corporation. Since that date, there has been no further contractual debt between the two companies. Since August 8, 2005, the Company has been, and is, no longer a related party.

NOTE 4 - NOTES RECEIVABLE

Notes receivable consist of the following at December 31, 2006 and 2005:

	2006	2005

Notes receivable from an individual, with interest at 8%,
due August 10, 2002, secured by a building	$-	$255,000

Note receivable from an individual for the sale of a vehicle with interest
at 6.99%, due in 60 monthly payments of $900, secured by the vehicle	10,142	13,064

Note receivable from a company, non-interest bearing, due on demand,
unsecured	90,000	90,100
	100,142	358,164

Allowance for doubtful accounts	(90,000)	(345,000)

Total Notes Receivable	$10,142	$13,164

At December 31, 2006, two notes totaling $90,000, reported together above, were in default. Those two notes were from Creative Marketing, Inc. Nexia Holdings has taken legal action against the company owing the debt and its president, Rick Bailey.

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 5 - INVESTMENT IN MARKETABLE EQUITY SECURITIES

The following is a summary of the Company's investment in available-for-sale securities as of December 31,
2006 and 2005:
	2006	2005
Equity securities free trading:

Gross unrealized gains	$225,453	$-

Gross unrealized losses	(5,868)	(5,721)

Net Unrealized Gain (Loss)	$219,585	$(5,721)

Fair Market Value	$265,532	$250,873

Changes in the unrealized loss on available-for-sale securities during the years ended
December 31, 2006 and 2005 reported as a separate component of stockholders' equity as follows:

	For the Years Ended
	December 31,
	2006	2005

Beginning balance	$(5,721)	$(6,767)
Increase in unrealized holding gains	225,306	1,046
Ending balance	$219,585	$(5,721)

During the years ended December 31, 2006 and 2005, the Company recognized $0 and $155 respectively, in permanent impairment expense on marketable securities.

NOTE 6 - FIXED ASSETS

Fixed assets consist of the following at December 31, 2006 and 2005:

	2006	2005

Building and improvements	3,160,345	2,858,871
Construction in progress	128,851	-
Furniture and equipment	497,766	284,629
Website and logo	27,111	-
Vehicles	15,638	3,650
Accumulated depreciation	(796,483)	(668,716)

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

Total property and equipment	3,033,228	2,478,434

Land	633,520	389,295
Property, net - held for sale	-	915,939

Total fixed assets	3,666,748	3,783,668

For the years ended December 31, 2006 and 2005, the Company recorded depreciation expense of $153,922 and $129,390, respectively. An amount of $11,558 was capitalized into inventory from depreciation expense.

NOTE 7 - CORPORATION CONSOLIDATED INCOME TAX RETURNS

A consolidated corporate income tax return has not been filed since the year ended December 31, 2001. There have been losses in every year since 2001. The Company expects to file income tax returns for the years ended December 31, 2002 through 2005 by 2007. The 2006 income tax return will be filed within the 2006 extension filing period.

NOTE 8 - LONG-TERM DEBT

On January 9, 2003, Kearns Development Corporation refinanced the underlying debt associated with certain land and real property. The new debt obligation is for $660,000 with an interest rate of 7.16% and monthly installment payments of $5,223 through January 9, 2013 at which time the remaining unpaid balance is due and payable in full. This debt obligation is secured by a first trust deed on the land and building. The president of the Company personally guaranteed the note. Proceeds from this refinancing were used to retire the previous debt associated with the land and real property having an outstanding balance of $615,012 at December 31, 2002. As of December 31, 2006, the current mortgage debt is $593,629.

On August 23, 2006, Wasatch Capital Corporation refinanced the underlying debt associated with certain land and real property. The new debt obligation is for $1,000,000 with an interest rate of 7.125% and monthly installment payments of $6,737 through September 1, 2021 at which time the remaining unpaid balance is due and payable in full. This debt obligation is secured by a first trust deed on the land and building. The president of the Company has also personally guaranteed this note. Proceeds from this refinancing were used to retire the previous debt associated with the land and real property having an outstanding balance of $827,938 at December 31, 2005. The Company received $149,572 after paying off the old mortgage and settlement costs. As of December 31, 2006, the current mortgage debt is $997,786.

On September 21, 2006, Downtown Development Corporation refinanced the underlying debt associated with certain land and real property. The new debt obligation is for $568,000 with an interest rate of 7.00% and monthly installment payments of $3,779 through September 22, 2016 at which time the remaining unpaid balance is due and payable in full. This debt obligation is secured by a first trust deed on the land and building and is personally guaranteed by the president of the Company. Proceeds from this refinancing were used to retire the previous debt associated with the land and real property having an outstanding balance of $366,057 at December 31, 2005. As of December 31, 2006, the current mortgage debt is $565,906. A second mortgage with Rich Investments is also outstanding in the amount of $57,000 as of December 31, 2006.

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

The Company's long-term debt consists of the following at December 31, 2006 and 2005:

	2006	2005
Mortgage payable bearing interest at 7.16%, monthly payments of $5,223 through January 2013, secured by first trust deed
on land and building, guaranteed by the Company's president
and CEO. The note was amended in December 2004 to
remove the “on demand” clause.	$593,629	$612,388

Mortgage payable bearing interest at 7.125%, monthly payments of $6,737 through May 2021, then lump sum balloon payment
due, secured by first trust deed on land and building, and
guaranteed by the Company's President and CEO.	997,786	827,938

Note payable bearing interest at 7.00%, monthly payments
of $3,779, in monthly payments through September 22, 2016,
secured by deed of trust on land and buildings and guaranteed
by the Company’s President and CEO.	565,906	366,057

Note payable bearing interest at 6.99%, monthly payments
of $900, due November 2007, secured by vehicle.	8,865	19,395

Notes payable, bearing interest at 4%, due January 14, 2005,
unsecured.	-	2,922
Mortgage payable bearing interest at 8.25%, monthly
payments of $304, due September 2016, secured by
first trust deed on building.	-	25,579

Non-Interest bearing note payable due in full on May 17, 2007	50,000	-

Note payable bearing interest at 20% is due in full on
May 17, 2007.	250,000	-

Note payable for equipment at an interest rate of 18% with
monthly payments of $322 through January 2009, secured by
the equipment being purchased.	7,091	-

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

Note payable bearing interest at 12% with monthly payments
of $10,000, until paid in full.	57,000	-

Total Notes Payable	2,530,277	1,854,279

Capital lease payable in monthly installments of $1,122 through
December 2010 and secured by the leased equipment	-	45,690

Capital lease payable in monthly payments of $330 through
January 2008, secured by leased equipment.	-	7,266

Capitalized lease for equipment with monthly payments of
$194 through September 2011, secured by the equipment	9,611	-

Capitalized lease for equipment with monthly payments of
$825 through October 2010, secured by the equipment	38,676	-

Capitalized lease for equipment with monthly payments of
$194 through October 2011, secured by the equipment	38,830	-

Total Capitalized Leases	87,117	52,956
	2,617,394	1,907,235

Less current portion	(420,814)	(910,217)

Total Long-term Debt	2,196,580	997,018

Scheduled principal reductions are as follows:

Year Ending December 31:

2007	$420,814
2008	59,416
2009	63,391
2010	70,700
2011	59,265
Thereafter	1,943,808
$2,617,394

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 9 - LONG-TERM DEBT - RELATED PARTIES

The Company's long-term debt - related parties consists of the following at December 31, 2006 and 2005:

	2006	2005
Unsecured note payable to an officer of the Company bearing
interest at 24% with annual payments of $50,000 plus interest due June 20 of each year. All principal and interest payments
are due by November 20, 2011.	250,000	-

Unsecured note payable to an officer of the Company bearing
interest at 20% with payment and interest due in full on
September 30, 2007.	15,000	-

Unsecured note payable to an officer of the Company bearing
interest at 20% with payment and interest due in full on
September 30, 2007.	20,000	-

Unsecured note payable to an officer of the Company bearing
interest at 20% with payment and interest due in full on
September 30, 2007.	31,025	-

Unsecured note payable to DHX, Inc. bearing interest at 24%
with annual payments of $60,000 due each September 18 through
September 18, 2011 with all interest being due with the final
payment.	297,000	-

	613,025	-

Less current portion	(176,025)	-

Total Long-term Debt - Related Parties	437,000	-

Scheduled principal reductions are as follows:

Year Ending December 31:

2007	$176,025
2008	110,000
2009	110,000
2010	110,000
2011	107,000
Thereafter	-
	$613,025

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 10 - CONVERTIBLE DEBENTURE AND CONVERTIBLE DEBENTURE DERIVATIVE

On November 1, 2004, the Company issued a convertible debenture for $200,000. The debenture accrues interest at 24% per annum, is due November 1, 2007 and is convertible, except for $5,000, anytime after one year into common stock at a price equal to 70% of the average closing bid price of the common stock for three trading days immediately preceding the date of election.

The convertible debenture issued on November 1, 2004, and described in detail could be converted into Nexia common stock effective November 1, 2005 and became subject to accounting required for derivatives.

This transaction, to the extent that it is to be satisfied with common stock of the Company, would normally be included as an equity obligation. In this instance, however, due to the indeterminate number of shares which might be issued under the embedded convertible conversion feature, the Company is required to record a liability relating to the embedded convertible feature of the convertible debenture payable (included in long-term liabilities as a "Convertible debenture derivative”)

The accompanying financial statements comply with current requirements relating to embedded derivatives as described in FAS 133, EITF 00-19 and APB 14 as follows:

The Company allocated the proceeds received to the convertible debt derivative with the initial allowable derivative recording.

Subsequent to the initial allowable derivative recording, the increase in the fair value of the embedded derivative in the conversion feature of the convertible debenture is accrued as adjustments to the liabilities at December 31, 2006.

The expense relating to the increase in the fair value of the Company's stock, reflected in the change in the fair value of the derivative (noted above), is included as another comprehensive income item as unrealized gain or loss arising from convertible financing on the Company's balance sheet.

The following table summarizes the various components of the convertible debenture as of December 31, 2006 and 2005:

	2006	2005
Convertible debenture	$107,808	$16,440
Convertible debenture derivative	10,179	85,714
	117,987	102,154

Adjustment of convertible debenture derivative to fair value	137,321	114,286

Accretion of principal related to convertible debenture	(107,808)	(16,440)

Total convertible debenture	$147,500	$200,000

On September 26, 2006, 25,000,000 (post 02/20/2007 reverse stock split) restricted common shares were issued to Joseph Corso, holder of the convertible debenture, for his election to convert $52,500 of the convertible debenture. The $52,500 was applied to reduce the convertible debenture liability from $200,000 to $147,500.

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 11 - PROPERTY HELD FOR SALE

At December 31, 2005, the land and building, a net book value of $915,939, owned by Salt Lake Development, Corp., a subsidiary of the Company, was held for sale. The related debt for this property as of December 31, 2005 was $547,012.  The property was sold for $850,000 on April 19, 2006, and the Company received net proceeds of $238,647 from the sale. The loss on the sale was $107,870. The subsidiary was formally dissolved shortly after the property sale.

NOTE 12 - PREFERRED STOCK AND COMMON STOCK

PREFERRED STOCK

The Company has authorized up to 50,000,000 shares of preferred stock with a par value of $0.001 per share. The Preferred Stock can be issued in various series with varying dividend rates and preferences. The company has designated 25,000,000 shares to series A, B, and C. The other 25,000,000 shares are held in reserve.

As of December 31, 2006, the number of shares of Series A Convertible Preferred Stock issued and outstanding was 150,000. The Series A Preferred shares have voting rights equal to 100 shares of common stock for every 1 Series A Preferred share, and it may be converted into $10 worth of common stock. A total of 10,000,000 shares have been designated and authorized as Series A Preferred Stock.

As of December 31, 2006, the number of shares of Series B Convertible Preferred Stock issued and outstanding was 10,000,000. The Series B preferred stock holds voting rights equal to 500 share of common stock for each share of the Series B Preferred Stock issued. The shares do not have any conversion rights into common stock or any other class of stock of the Company. A total of 10,000,000 shares have been designated and authorized as Series B Preferred Stock.

As of December 31, 2006, the number of shares of Series C Preferred Stock issued and outstanding was 190,500. The Series C Preferred shares may be converted into $5 worth of common stock and are subject to redemption by the Company upon a $5 cash payment. The Series C Preferred shares hold no voting rights. A total of 5,000,000 shares have been designated and authorized as Series C Preferred Stock.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

COMMON STOCK

The Company has authorized 50 billion shares of common stock with a par value of $0.0001 per share. As of December 31, 2006, the number of common shares issued and outstanding was 811,476,885 post reverse split. The common stock holds voting rights of one vote per share. It has no dividend or preemptive rights. The Company filed an amendment to its articles of incorporation that, as of September 18, 2006, increased the number of shares of authorized common stock to 50 billion from 10 billion.

Effective as of February 20, 2007, pursuant to shareholder consent, there was a reverse split of the Company’s common stock on a 1 for 10 basis, which is reflected in the number of shares issued as of December 31, 2006 and 2005, respectively in the comparative balance sheets.

The Company has not declared a cash dividend for any of its classes of stock during the fiscal year ended December 31, 2006.

NOTE 13 - OUTSTANDING STOCK OPTIONS

On March 21, 2006, the Board of Directors of the Company adopted the “2006 Benefit Plan of Nexia Holdings, Inc.” under which the Company may issue stock or stock options to employees, consultants, advisors or other individual persons. The total number of shares covered by the 2006 plan is 450,000,000 (post reverse split 2-20-2007) shares of the Company’s common stock after adjustment for stock split. This plan expires on the earlier of the date that is five years from the date the plan was adopted or the date on which the four hundred and fifty millionth share is issued.

On August 10, 2006, the “2006 Benefit Plan of Nexia Holdings, Inc.” was amended to increase the number of common shares covered by the plan by 100,000,000 to 150,000,000 (post reverse split 2-20-2007). On September 8, 2006, the 2006 plan was amended to increase the number of common shares covered by the plan by 300,000,000 to 450,000,000, and that was the number of covered shares on December 31, 2006.

During 2006, the Company granted employees, consultants, advisors and others 229,000,000 (post 2-20-2007 reverse stock split) options to purchase common stock at a floating price set at 75% of the market price at the time of exercise. There were 67,000,000 shares of the 229,000,000 options issued during the first six months of 2006, resulting in $60,750 being recorded as compensation for the fair value of the options issued. Options are normally exercised the same day the shares are issued. For the remaining 162,000,000 options issued in the latter six months of 2006, no amount was recorded for the value of the options.

Options granted by the Company are most often exercised immediately after the grant date. Consequently, the Company has determined that fair value of the options on date of grant is based on the actual fair value of the stock price. As a result, only the fair value of the stock is recorded.

A summary of the status of the Company’s stock option plans as of December 31, 2006 and 2005 and changes during those years are presented below. The numbers of options have been adjusted for a February 20, 2007 reverse stock split on a 1 for 10 basis:

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

	December 31, 2006		December 31, 2005

	Average Exercise		Average Exercise
	Shares	Price	Shares	Price

Outstanding, beginning
of period	13,500	$0.010	72,250	$0.010

Granted	229,000,000	0.003	100,000,000	0.002

Exercised	229,000,000	0.003	(100,000,000)	0.002

Expired	(13,500)	(0.010)	(58,750)	(0.010)

Outstanding, end of period	-	$-	13,500	$0.010

Exercisable	-	$-	13,500	$0.010

The Company determined the fair value of the stock options issued during the periods at the grant dates by using the Fair Market Value on the date of option grant less the 75% share of cash received by the Company.

NOTE 14 - TREASURY STOCK

The Company accounts for its treasury stock at cost. Treasury stock includes all shares of the Company owned by the Company and its subsidiaries. At December 31, 2006, there were 1,469 (post-reverse split 2-20-2007) shares of common stock reflected as treasury stock at a cost of $100,618. There were 14,692,000 shares purchased in 2003 (pre-reverse splits in 2004 and 2007) at prices ranging from $0.005 to $0.010.

NOTE 15 - CAPITAL RESOURCES

Nexia signed an equity line of credit agreement with Dutchess Private Equities Fund (“Dutchess”) on August 15, 2005. The agreement provides that, following notice to Dutchess, Nexia may put to Dutchess up to $10 million in shares of Nexia common stock for a purchase equal to 95% of the lowest closing best bid price on the Over-the-Counter (“OTC”) Bulletin Board of Nexia common stock during the five day period following the notice to Dutchess. The number of shares Nexia will be permitted to put, pursuant to the agreement, will be either: (a) 200% of the average daily volume of Nexia common stock for the ten day trading period prior to the applicable put notice, multiplied by the average of the three daily closing “best bid” price immediately preceding the day Nexia issues the put, or (b) $100,000; provided that in no event will the put amount be more than $1,000,000 with respect to any single put (best bid is defined in the agreement as the highest posted bid price for the common stock). Dutchess will resell the shares of common stock in the open market; resell the shares to other investors through negotiated transactions or hold the shares in its portfolio. These shares are to be made available subject to an SB-2 Registration Statement that has not been declared effective and for which the Company filed an amendment on January 23, 2007. The Company has not received, and will not receive, any funds from Dutchess until the SB-2 is registered.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 16 - CONSOLIDATED STATEMENTS OF OPERATIONS GROSS PROFIT (LOSS)

The following schedule shows the comparative gross profit / (loss) for each of the operating segments of the Company, years ended December 31, 2006 and 2005:

	2006	2005

Gross loss from real estate and general operations	$(14,292)	$3,264

Gross profit from sales - salon operations	841,553	73,655

Gross profit from sales - retail clothing	169,226	-

Gross profit from consulting operations	650	10,525

	$997,137	$87,444

The Company ceased consulting operations at the end of 2004. The gross profits in 2006 and 2005 were from residual collections with no costs to apply.

NOTE 17 - INCOME FROM LITIGATION SETTLEMENTS

A settlement was reached between a Nexia subsidiary, Diversified Holdings, Inc. (DH1), and Technoconcepts, Inc. on June 15, 2005. DH1 received $20,000 cash and 35,000 shares of Technoconcepts common stock (restricted) valued at $154,000 on June 15, 2005, a total settlement of $174,000.

A settlement was reached in June 2005 between Diversified Holdings, Inc. (DH1) and West America Securities for $42,500 to satisfy a receivable written off as part of the 2003 audit. The settlement is payable in monthly installments. DH1 received $10,000 and $32,500 for the years ended December 31, 2006 and 2005, respectively.

On August 7, 2006, Wasatch Capital Corporation (“Wasatch”), a subsidiary of Nexia Holdings, Inc., received an arbitrator’s award finding in favor of Wasatch granting a judgment to Wasatch against Hallmark Construction & Development, LLC (“Hallmark”) in the sum of $99,791. This finding satisfied evidence submitted by Wasatch that Hallmark was overpaid for work done, damages for defective work, attorney fees, arbitration fees and other costs.

NOTE 18 - GAIN / LOSS ON DISPOSAL OF ASSETS

During 2006 the Company sold its condo at Brian Head, dissolved the entity Hudson Consulting and sold a truck to a former employee for services rendered. The Company sold a commercial property in April of 2005 for a gain of $756,471. A subsidiary of the Company sold a commercial building in April of 2006 for a loss of $107,870. The subsidiary was dissolved shortly after the property sale. The net gains on disposal of assets were $34,124 and $756,471 for the years ended December 31, 2006 and 2005, respectively. The table below shows the breakdown of the gains on sale:

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

	Year Ended
	December 31,
	2006	2005

Gain from sale of Glendale Plaza Shopping Mall	$-	$756,471

Gain from sale of Brian Head condo	35,085	-

Loss from sale of other assets	(961)	-

	$34,124	$756,471

NOTE 19 - SECURITIES RECEIVED IN AGREEMENT SETTLEMENTS

The Company has stock that they have purchased in prior years or received for consulting services rendered. There were no securities sold in 2005. On June 1, 2006, Diversified Holdings I, Inc., (“DHI”) a subsidiary of the Company, signed a Settlement Agreement and Release with Diversified Financial Resources Corporation (“DVFN”) (the name and symbol have been changed to China Fruits Corporation [“CHFR”]) whereby DHI released all claims remaining under a June 30, 2003 Stock Purchase Agreement between the two parties in exchange for the delivery of 2,000,000 shares of CHFR common stock without a restrictive legend. DHI has agreed to deliver 1,600,000 of those shares to three different recipients in exchange for various services to be provided to DHI resulting in pre-paid expenses reported on the balance sheet of the Company. The obligation of CHFR to DHI had earlier been written off as unlikely to be collected, and the receivable was not included in the financial statements as of December 31, 2005. DH1 received from Diversified Financial Resources Corporation (“CHFR”) stock valued at $3,000,000. The amount of 80% of the stock, valued at $2,400,000, was given to three third party individuals for future consulting services.

A settlement was reached between a Nexia subsidiary, Diversified Holdings, Inc. (DH1), and Technoconcepts, Inc. on June 15, 2005. DH1 received $20,000 cash and 35,000 shares of Technoconcepts common stock (restricted) valued at $154,000 on June 15, 2005, a total settlement of $174,000. The stock was sold in 2006 for $66,161 with a reported loss of ($87,839) from sale of stock.

The Company’s gains from sales of securities in the years ended December 31, 2006 and 2005 were $2,301,967 and $0, respectively. The table below shows the breakdown of the security sales for the year ended December 31, 2006:

			Other Stock
	DFRC(CHFR)	Technoconcepts	Sales	TOTAL

Value received for selling the stock	$2,400,000	$66,161	$28,715	$2,494,876

Minus value of stock when received	-	(154,000)	(34,515)	$(188,515)

Minus agent fees and expenses	-	-	(4,394)	$(4,394)

Gain (Loss) on sale of stock	$2,400,000	$(87,839)	$(10,194)	$2,301,967

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 20 - OTHER INCOME

The Company received $100,000 in payment of a note receivable that had been fully expensed in a prior year as uncollectible. The Company received money from current tenants for taxes, insurance and utilities in the amount of $9,779. DHI received $7,500 from a third party as part of a down payment on some property as well as its deposit of $1,000 on Brian Head back after it sold the condo. The Company also received income in the form of late payments from some of their renters in the amount of $5,250. Below is the breakdown of other income for the years ended December 31, 2006 and 2005:

	Year Ended
	December 31,
	2006	2005
Money received on a note receivable that was written off
in a prior year	$100,000	$-

Tenant payments on taxes, insurance and utilities
for 2005 paid in 2006.	9,779	-

Payment from a third party for a deposit on some property	7,500	-

Late fees on overdue rent	5,250	-

Wasatch had a joint venture with Gold Fusion's internet sales	2,561	-

Received earnest money back from Brian Head after the
sale of the condo	1,000	-

Miscellaneous income	2,528	64

	$128,618	$64

NOTE 21 - STOCK SUBSCRIPTIONS RECEIVABLE

The Company had stock subscriptions receivable of $366,838 and $11,325 at December 31, 2006 and 2005, respectively.

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 22 - DISCONTINUED OPERATIONS

On April 21, 2005, West Jordan Real Estate Holdings, Inc.(WJREH) a consolidated subsidiary of Nexia sold Glendale Plaza, a commercial retail strip mall in Salt Lake City, to an unrelated party, and WJREH ceased to be an operating company.

Hudson Consulting Group, Inc., a consolidated subsidiary of the Company, discontinued providing any consulting services in early 2005. Hudson was, and continued to be, the main operating company in the Nexia consolidated group. This responsibility was primarily being the employer entity which involved hiring and terminating employees, paying salaries and wages and preparing periodic payroll tax returns and paying the taxes. Hudson ceased all activities as of December 31, 2005.

The following is a summary of the combined companies’ operating loss from discontinued operations for the year ended December 31, 2005:

For the Years Ended
December 31,
2005
REVENUE

Rental Revenue	$39,218
Consulting Revenue	1,848

Total Revenue	41,066

COST OF REVENUE

Cost associated with rental revenue	115,181
Interest expense associated with rental revenue	26,444
Cost associated with consulting revenue	-

TOTAL COST OF REVENUE	141,625

GROSS MARGIN (DEFICIT)	(100,559)

EXPENSES
General and administrative expense	268,883
TOTAL EXPENSES	268,883

OPERATING LOSS	(369,442)

OTHER INCOME (EXPENSE)
Interest expense	(2,214)
Interest income	8,828
Gain on sale of marketable securities	212
Other income	3,132

TOTAL OTHER INCOME (EXPENSE)	9,958

NET INCOME (LOSS) BEFORE MINORITY INTEREST	(359,484)

MINORITY INTEREST IN INCOME (LOSS)	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS -

DISCONTINUED OPERATIONS
Loss from discontinued operations	(359,484)

NET LOSS	-

OTHER COMPREHENSIVE INCOME (LOSS)	-

TOTAL COMPREHENSIVE (LOSS)	$-

No income tax benefit has been attributed to the loss from discontinued operations.

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 23 - SEGMENT INFORMATION

Nexia Holdings, Inc has identified two reportable segments in which it operated based on the services it provides, using the guidelines set forth in SFAS No. 131, Information “Disclosures about Segments of an Enterprise and Related Information”. The reportable segments are as follows - salon and retail clothing (“Salon & Retail”), which are primarily a new salon business and an acquisition in 2006 of the Black Chandelier clothing manufacturing and retail sales operations. The other segment is the purchase, sale and rental of commercial real estate and all of the other general operations of the Company (“Real Estate & General).

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Summarized financial information concerning reportable segments is shown in the following table:

	Year
	Ended			Real Estate
	Dec. 31,	Salon	Retail	& General	Total

Revenues	2006	1,326,013	323,352	184,880	1,834,245
	2005	134,394	-	258,020	392,414

Cost of revenues (including	2006	(484,460)	(154,126)	(198,522)	(837,108)
mortgage interest)	2005	(50,607)	-	(254,363)	(304,970)

Expenses	2006	(839,541)	(298,156)	(4,284,575)	(5,422,272)
	2005	(137,873)	-	(706,393)	(844,266)

Other Income	2006	240	1,375	127,003	128,618
	2005	-	-	64	64

Other Expenses	2006	-	-	-	-
	2005	-	-	(305)	(305)

Interest Income	2006	305	-	15,171	15,476
	2005	22	-	43,466	43,488

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

Year
Ended			Real Estate
Dec. 31,	Salon	Retail	& General	Total

Interest expense (not	2006	(9,927)	(23,748)	(174,614)	(208,289)
mortgage expense)	2005	(618)	-	(68,760)	(69,378)

Income from litigation settlement	2006	-	-	109,791	109,791
	2005	-	-	206,500	206,500

Gain on sale of real estate	2006	-	-	35,085	35,085
	2005	-	-	756,471	756,471

Loss on sale of vehicle	2006	-	-	(961)	(961)
	2005	-	-	-	-

Urealized gain - convertible	2006	-	-	73,393	73,393
debenture derivative	2005	-	-	114,286	114,286

Gain on marketable securities	2006	-	-	2,301,967	2,301,967
	2005	-	-	-	-

Net income (loss) applicable to	2006	(7,370)	(151,303)	(1,811,382)	(1,970,055)
segment	2005	(57,035)	-	351,339	294,304

Minority share of income (loss)	2006	-	-	2,847	2,847
	2005	-	-	(65,368)	(65,368)

Loss from discontinued operations	2006	-	-	-	-
	2005	-	-	(359,484)	(359,484)

Total assets	2006	415,627	704,577	3,614,431	4,734,635
(net of intercompany accounts)	2005	395,996	-	3,923,920	4,319,916

Property and equipment acquisition	2006	31,531	594,438	32,194	658,163
	2005	330,460	-	1,124,514	1,454,974

Depreciation and amortization	2006	41,001	5,392	120,491	166,884
	2005	5,507	-	135,792	141,299

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 24 - OFFICER SALARY

There was an accrued salary liability of $130,521 payable to Richard Surber, President and CEO, at
December 31, 2006. Mr. Surber has been paid compensation of $48,326 during the year ended December 31, 2006, with $28,846 being applied to his 2005 salary and $19,479 applied to his 2006 salary. Mr. Surber has elected to defer being paid most of his accrued salary in an effort to boost available cash for the purchase of inventories. It is anticipated that Mr. Surber’s salary will be paid current by the end of 2007.

NOTE 25 - CONSULTING CONTRACTS

On June 1, 2006, Nexia signed consulting contracts with three investor relations or consulting firms, one in the U.S.A. and two in the People’s Republic of China. Compensation for these services was China Fruits Corporation (CHFR); formerly Diversified Financial Resources Corporation (“DVFN”) unrestricted 1,600,000 shares of common stock valued at $2,400,000 (see Note 19). Nexia recorded a prepaid amount of $2,400,000 at the same time they transferred the stock. Consulting fees expensed from the prepaid account through December 31, 2006 total $2,265,000. The remaining balance of prepaid consulting fees as of December 31, 2006 is $135,000. The $135,000 will be expensed in the first quarter of 2007.

Two of the agreements are for the consultants to locate new business opportunities and develop potential manufacturers inside the People’s Republic of China. The third agreement is for the consultant to help the Company develop relationships with manufactures in the People’s Republic of China. Gold Fusion anticipates utilizing some manufactures in China to help produce clothing for the stores as the demand increases its production volume.

NOTE 26 - BUSINESS COMBINATION

On August 15, 2006, Gold Fusion Laboratories, Inc., (“GFL”) a subsidiary of the Company signed an Asset Purchase Agreement with Diversified Holdings X, Inc. (“DHX”) to acquire all of the assets, inventory and receivables held by DHX in the operation of Black Chandelier, a fashion and lifestyle design operation. GFL was incorporated in Nevada on July 19, 2006. The compensation promised for this acquisition consisted of a promissory note by GFL in the face amount of $300,000, bearing interest at the rate of 24% per annum, with a maturity of five years. The Company agreed to issue DHX 70,000 shares of Series A Preferred Stock. Richard Surber is the president and sole shareholder of DHX. Consequently, the transaction has been treated as a related party transaction. On September 18, 2006, an addendum to the agreement was approved by the parties that provided for the issuance of 200,000,000 (post reverse split) shares of the Company’s restricted common stock to DHX as compensation for transfers made to GFL. The transfer was closed on September 18, 2006. Black Chandelier operates four retail outlets in the Salt Lake City, Utah area and maintains a website for the online sale of its merchandise. The Company expects to contribute to the growth and expansion of Black Chandelier’s operations.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

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

The following table summarizes the fair market value of the net assets acquired at the date of the addendum to the Asset Purchase Agreement, September 18, 2006:

At
September 18,
2006

Register and petty cash funds, receivables, inventory and deposits	$216,756
Property, plant and equipment	269,633

Total assets	486,389

Liabilities assumed	(194,632)

Net assets acquired	$291,757

The acquisition was from a commonly owned company and, accordingly, the assets and liabilities have been recorded by Gold Fusion Laboratories, Inc. at predecessor’s cost. The excess value of the note given and stock issued over the net assets acquired and investment in those net assets, of $1,053,985, was charged against paid in capital under the generally accepted accounting requirement that net assets acquired from a commonly owned company must be recorded at predecessor’s cost. This means that there was no goodwill received. Nexia obtained an appraisal of the Black Chandelier operations from Norman, Townsend & Johnson, LLC., which valued the business at $1,700,000 as of August 31, 2006.

The following table sets out supplementary disclosure of the pro forma effect of the acquisition of the Black Chandelier operation on the assumption that the business combination occurred at the beginning of the period reported on below:

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

	For the Years Ended
	December 31,
	2006	2005

NET LOSS PER COMMON SHARE, BASIC:

Revenue	$2,143,116	$577,840

Loss before extraordinary income	$(1,627,129)	$(349,434)

Net loss before comprehensive income	$(1,627,129)	$(708,918)
Net loss per share	$(0.00)	$(0.00)

Total comprehensive loss	$(1,407,544)	$(707,872)
Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding, basic	517,497,916	317,112,939

Weighted average shares outstanding for the years ended December 31, 2006 and 2005 have been adjusted retroactively for a 1:10 reverse stock split effective February 20, 2007.

NOTE 27 - ACQUISITION

On July 13, 2006, Diversified Holdings 1, Inc., (“DHI”) a 100% owned subsidiary of the Company, entered into an agreement with Richard D. Surber, CEO of the Company, to acquire his 60% ownership interest in Landis, LLC. On July 17, 2006, DH1, Inc. also entered into an agreement with Seth Bullough, an employee of Landis, LLC, to acquire his 5% ownership interest in Landis, LLC. In exchange for these two purchase agreements, the Company issued a note payable for $250,000 and 80,000 Series A and 2,000,000 Class B preferred shares.

The aggregate purchase price and the value of the note payable and preferred stock issued in consideration was determined to be $1,052,000 based on the agreed amount of the note payable, market value of the equivalent common shares for the convertible Series A preferred shares and the $0.001 par value of the nonconvertible Series B preferred shares.

The acquisition has been accounted for using the purchase method. The acquisition of the additional 65% ownership interest in Landis, LLC was calculated to be $175,501. The amount of the $1,052,000 given, in excess of the $175,501 allocated to investment, of $876,499, was charged to paid in capital under the generally accepted accounting requirement that an additional investment in Landis, LLC acquired from a commonly owned interest (65% of the Landis, LLC net book value) precluded the recording of any goodwill.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 28 -  COMMITMENTS AND CONTINGENCIES

The Company and various subsidiary companies have filed suit seeking recovery of assets and other redress relating to the sale of assets, subsidiary companies or the performance of consulting services. The ultimate outcome of these various actions and their potential impact, if any, on the Company’s consolidated financial statements is not presently determinable.

NOTE 29 - SIGNIFICANT EVENTS

On April 19, 2006, an office building in Salt Lake City, Utah, was sold for a cash price of $850,000 by Salt Lake Development Corporation, a subsidiary of Nexia Holdings, Inc. The Company received $238,647 after paying off the mortgage and settlement costs. The building was the primary asset of Salt Lake Development Corporation, and the Corporation was dissolved May 5, 2006.

On April 28, 2006, a condominium in Brian Head, Utah, a mountain resort about 260 miles south of Salt Lake City, Utah, was sold for a cash sale price of $77,500 by Diversified Holdings 1, Inc., a subsidiary of Nexia Holdings, Inc. The Company received $40,006 after paying off the mortgage and settlement costs.

NOTE 30 - REAL PROPERTY LEASES

The Company owns three commercial buildings which it leases out. Leases generally are written for five years, although there are presently one lease for one year, one lease for two years with three two year extentions and two leases on month to month. Annual lease amounts generally increase each year. Tenant leases generally include reimbursement to the Company for allocated property taxes, insurance on the building and common area expenses.

In accordance with SFAS No. 13, para. 23, and SFAS No. 91, para. 25, the following minimum rentals for noncancelable leases is presented:

		Miniumum
	Year	Rent
	2007	$142,212
	2008	114,180
	2009	59,520
	2010	37,368
	2011	38,484

		$391,764

Monthly rentals for the two month-to-month leases total $2,949.

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 31 - OPERATING LEASES

The Company operates four retail stores in the state of Utah and has made commitments on five year leases for all four stores with the leases ending in 2011. Nexia has made a ten year lease agreement for its salon location until September 30, 2015. The Company also has commitments on operating leases for equipment used in product production or office use. Lease payments that depend on factors that are not measurable at the inception of the lease, such as future sales volume is excluded from minimum lease payments. Future payments for maintenance, insurance and taxes to which the Company is obligated are also excluded from minimum lease payments. Below is a schedule of the non-cancelable future minimum lease payments for the next five years and thereafter for all leases in effect as of March 31, 2007:

Year Ending December 31:

2007	$248,893
2008	238,142
2009	244,530
2010	250,531
2011	223,990
Thereafter	703,167
$1,909,253

NOTE 32 - CONVERTIBLE NOTE PAYABLE

The Company borrowed $250,000 from an individual on October 5, 2006, due and payable February 15, 2007 with an extension to May 15, 2007. The note is convertible into Series C Preferred Stock or common stock. Under either conversion choice, the number of common shares to ultimately be issued would be the same for preferred or common shares. The note is secured by up to 100,000 shares of the Company’s Series C Preferred Stock which can be converted into $5 of common stock for each preferred share, or up to $500,000 of common stock. The Company would be required to issue to the note holder 100,000 shares of preferred stock in the event of any default in payment and guarantee the stock until full payment of the note has been received by the Holder.

The choice by the Holder to convert the note into preferred or common stock would trigger a calculation, under EITF 00-19, to determine if the note is a derivative instrument, requiring the derivative to be reflected within the 2006 consolidated financial statements. The calculations were made as of the date of the note, October 5, 2006, and at year end, December 31, 2006. Based upon the fair value calculations it was determined that the calculated value of the derivative was considered not material due to the short duration of the remaining life of the debt.

Under EITF 00-27, having collateral larger than the face of the note to satisfy a default condition would be considered a “contingent” conversion option requiring a “triggering event” before recognition is required. The triggering event would be a default. At December 31, 2006, and as of April 6, 2007, the Company was not in default on the note.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

NOTE 33 - RESTATEMENT OF DECEMBER 31, 2005 PAID-IN CAPITAL AND ACCUMULATED DEFICIT

The Company sold four inactive subsidiaries at December 31, 2004. In connection with the sale, all intercompany balances among the remaining Nexia companies and the four companies sold were forgiven and written off the books. There was a resulting balance for the remaining Nexia companies of $325,839 that was reported in the 2004 10-KSB as a gain. It has since been determined that the forgiven intercompany debt should be reported as additional paid-in capital. The following schedule shows the result of restating the effected accounts:

	Additional
	Paid-In	Accumulated
	Capital	Deficit

Balance at December 31, 2005 before
adjustment of December 31, 2004
inter-company debt forgiven reported as
a gain (post reverse stock split effective
February 20, 2007)	$13,994,353	$(13,275,599)

Reclassification of December 31, 2004
inter-company debt forgiven from a gain
to an increase in paid-in capital	325,839	(325,839)

Balances at December 31. 2005 per
consolidated balance sheets	$14,320,192	$(13,601,438)

The adjustment of the intercompany debt forgiven from a gain to increase paid-in-capital increased the 2004 net loss per share from $(0.032) to $(0.036).

NOTE 34 - SUBSEQUENT EVENTS

A Company 1:10 reverse stock split became effective February 20, 2007. The effect of the reverse stock split has been applied retroactively to the 2006 and 2005 financial statements included in this 2006 10-KSB. The effect on the financial statements at December 31, 2006 was to reduce the number of common shares outstanding from 8,114,768,850 to 811,476,885; common stock was reduced by $4,550,622 to $81,148; and common paid in capital was increased by $4,550,622 to $15,167,030.

During 2007 the Company issued S-8 shares from its 2006 benefit plan. As of April 12, 2007 the Company had issued its remaining 287,517,500 shares under the 2006 benefit plan. Detail of the shares issued for common stock and common stock for options exercised from January 1 to April 12, 2007 from the 2006 benefit plan are as follows:

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006

30,000,000 common shares for options exercised - Issued to a contractor to reduce accounts payable
150,000,000 common shares for options exercised - Issued to eight employees, contractors or consultants for past services
60,000,000 common shares for options exercised - Issued to a contractor and a consultant to reduce accounts payable and for past services
47,517,500 common shares for options exercised - Issued to an employee and consultant for past services

On March 5, 2007 the Company filed an S-8 registration statement for its 2007 benefit plan. The plan registered 770,000,000 shares of the Company’s common stock. As of April 6, 2007 the Company has issued 484,000,000 shares under the registration.

The Company issued common stock and common stock for options exercised from January 1 to April 12, 2007 as follows:

20,000,000 common shares for options exercised - Issued to an employee for past services
15,000,000 common shares for options exercised - Issued to a consultant for past services
50,000,000 common shares - Issued to an employee for past services
50,000,000 common shares - Issued to a contractor to reduce accounts payable
30,000,000 common shares for options exercised - Issued to two employees for past services
50,000,000 common shares for options exercised - Issued to a contractor to reduce accounts payable
40,000,000 common shares for options exercised - Issued to a consultant for past services
159,000,000 common shares for options exercised - Issued to eight employees or consultants for past services
70,000,000 common shares for options exercised - Issued to two employees for past services

The Company had the following activity in contractual debt from January 1 to March 31, 2007 as follows:
(This does not include mortgage notes and other contractual debt paid monthly):

	Balance at	New Loan /	Balance at
	12/31/2006	(Payments)	3/31/2007

Note payable to Michael Clark	$250,000	-	$250,000
(Note due date was extended from
February 15 to May 15, 2007)
Note payable to DHX, Inc.(related party)	297,000	-	297,000
Note payable to R. Surber (related party)	250,000	-	250,000
Note payable to R. Surber (related party)	31,025	-	31,025
Note payable to R. Surber (related party)	20,000	-	20,000
Note payable to R. Surber (related party)	15,000	(15,000)	-
Note payable to R. Surber (related party)		15,000	-
		(15,000)
Note payable to R. Surber (related party)		20,500	20,500
Note payable to R. Surber (related party)		20,000	20,000
Note payable to Rich Investments, LLC	57,000	(57,000)	-
Note payable to John Fry	50,000	(25,000)	25,000

The Compan;y had the following activity in accounts payable to a related party from January 1 to March 31, 2007 as follows:
	Balance at	New A/P	Balance at
	12/31/2006	(Payments)	3/31/2007
Payable to R. Surber (related party)	44,032	(10,000)	34,032
Payable to R. Surber (related party)		50,000	40,000
		(10,000)
Payable to R. Surber (related party)		15,500	15,500

ITEM 8A. CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were a number of adjusting entries initiated by the Company after the auditors’ field work was completed. This is evidence of material deficiencies in the Company’s disclosure controls and procedures. The Company also performed procedures in completing these financial statements for the period ended December 31, 2006 to ensure that the amounts and disclosures included were fairly presented in all material respects in accordance with GAAP.

Subsequent to the identification of the deficiency in the Company’s disclosure controls and procedures as reported during the second quarter of 2006, relating to reporting of receipt of stock, the Company performed and implemented a variety of additional procedures in order to remediate that deficiency. The new procedure is that we are more often consulting with outside accounting experts to help us resolve complex accounting issues. As a result of the implementation of these additional procedures, the Company believes that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

The Company has a new senior accountant who joined the Company in late November 2006, and the audit of the 2006 financial statements is his first experience with the Company’s accounting records, procedures and controls in an audit or review mode. The new accountant will be more efficient during future reviews and audits because he is now familiar with our accounting, procedures and controls. The Company is in the process of hiring a new accounting clerk, which will free time of one senior accountant to be more involved in the preparation of financial statements for future reviews and audits. The Company believes that these changes will enable it to have disclosure controls and procedures that are effective and financial reports that are timely prepared for the auditors’ future reviews and audit field work. It should also ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Other than as described above, there was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

NONE

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name    Age   Position(s) and Office(s)

Richard Surber                   34                       President and Director
Gerald Einhorn                   67                       Vice President, Secretary and Director
Adrienne Bernstein            62                        Director

Richard D. Surber, 34, graduated from the University of Utah with a Bachelor of Science degree in Finance and then with a Juris Doctorate with an emphasis in corporate law, including securities, taxation and bankruptcy. He has served as President and Director of the Company since May of 1999. He also served as an officer and director of the Company's former parent corporation, Axia Group, Inc. (president and director from 1992 until control transferred in 2004). He has been an officer and director of several public companies.

Gerald Einhorn, 67, was appointed to the board in June of 2002 as a Director, Vice-President and Secretary of Nexia. He has been employed by Hudson Consulting Group, Inc. (currently a subsidiary of Nexia) in its legal department since February 1996 as an attorney working in the areas of real estate, corporate and securities matters. Prior to that time, Mr. Einhorn was self employed for more than 20 years in Long Island, New York as a wholesale distributor of fresh produce and frozen foods to retail and institutional end users. He is a member of the New York Bar and practiced in New York State of a period of 10 years before entering the food distribution business.

Adrienne Bernstein, 62, was appointed to the Board of Directors in June 2002. Ms. Bernstein had previously been a director of Axia Group, Inc. from 1999 through 2001. From 1988 to 1994, Ms. Bernstein was the Assistant Director of Human Resources for the Love Stores, a chain of retail health and beauty stores. In this capacity, Ms. Bernstein was responsible for hiring and training all employees and for preparing management and employee seminars. Prior to her position with the Love Stores, Ms. Bernstein served as a Vice President for Leucadia National Corporation, a publicly traded company specializing in finance, insurance and manufacturing. In this capacity, Ms. Bernstein's primary emphasis involved real estate management and sales activities.

There is no disclosure of delinquent filers in response to Item 405 of Regulation S-B required to be disclosed in this form, and no disclosure will be contained, to the best of the Company's knowledge, in any definitive proxy or information statements prepared by the Company or any amendment to this Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION TABLE

Annual Compensation							Change in Pension Value and Non-Qualified Deferred Compensation Earning	All Other Compen- sation ($)
						Non-Equity Incentive Plan Compen-sation

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards	Option Award(s) ($)

									Total

Richard Surber	2006	$150,000(1)	0	2,000(3)	0	0	0	0	$152,000
President and PFO

Richard Surber	2005	$150,000(2)	0	0	0	0	0	0	$150,000
President and PFO

Richard Surber	2004	$150,000(4)	0	8,000(3)	0	0	0	0	$158,000
President and PFO

(1)	Of this amount $19,479 represents salary paid during 2006 and $130,521 is accrued but unpaid salary due to Mr. Surber as of December 31, 2006.
(2)	Of this amount $121,154 represents salary paid during 2005 and $28,846 represents 2005 accrued salary paid to Mr. Surber during 2006.
(3)
The board of directors awarded Mr. Surber 8,000,000 shares of Class B Preferred Stock with a value of $8,000 during 2004 and 2,000,000 shares with a value of $2,000 during 2006 as part of the compensation for the acquisition of the Black Chandelier operations from DHX.

(4)	During the year ended December 31, 2004, Mr. Surber was paid a salary by Hudson Consulting Group, Inc. which was acquired as a subsidiary of the Company in February 2002.

There were no grants of plan-based awards, equity awards or option awards granted or held by any executive officer of the Company during the years ended December 31, 2004, 2005 and 2006.

DIRECTOR COMPENSATION TABLE
						Change in Pension Value and Non-Qualified Deferred Compensation Earning	All Other Compen- sation ($)
					Non-Equity Incentive Plan Compen-sation

Name and Principal Position	Year	Fees Earned of Paid in Cash ($)	Stock Awards	Option Award(s) ($)

								Total
Gerald Einhorn	2006	$ 0	0	0	0	0	0	$ 0
Adrienne Bernstein	2006	$ 0	0	0	0	0	0	$ 0

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's common stock as of April 12, 2007, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of April 12, 2007, there were 1,582,995,086 shares of common stock issued and outstanding. All numbers reflect a 1 for 10 reverse split of the common stock that was effective as of February 20, 2007.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT & NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Preferred Series "B" Stock ($0.001par value)	Richard Surber, President & Director 59 West 100 South, Second Floor Salt Lake City, Utah 84101	10,000,000 (3)	100%
Preferred Series “A” Stock ($0.001 par value)	Richard Surber, President & Director 59 West 100 South, Second Floor Salt Lake City, Utah 84101	145,000(4)	96.67%
Common Stock ($0.0001 par value)	Richard Surber, President & Director 59 West 100 South, Second Floor Salt Lake City, Utah 84101	9,931,194 Direct 200,001,256 Indirect(1)	13.26%
Common Stock ($0.0001 par value)	Gerald Einhorn, VP & Director 59 West 100 South, Second Floor Salt Lake City, Utah 84101	1,000	>0.001%
Common Stock ($0.0001 par value)	Adrienne Bernstein, Director 59 West 100 South, Second Floor Salt Lake City, Utah 84101	1,296	>0.001%
Common Stock ($0.0001 par value)	Oasis International Hotel & Casino, Inc. 59 West 100 South, Second Floor Salt Lake City, Utah 84101	266(2)	>0.001%
Common Stock ($0.0001 par value)	Diversified Holdings I, Inc.. 59 West 100 South, Second Floor Salt Lake City, Utah 84101	991(2)	>0.001%
Common Stock ($0.0001 par value)	Joseph Corso, Jr. 167 Zock Road Cuddlebackville, NY 12719	75,000,000	4.74%
Common Stock ($0.0001) par Value	Directors and Executive Officers as a Group	209,934,746	13.26%

(1)
The shares owned by Diversified Holdings I, Inc., Diversified Holdings X, Inc. and Oasis International Hotel & Casino, Inc., are attributed beneficially to Richard D. Surber due to his position as an officer and director in each of the said corporations.

(2)
Richard Surber may be deemed a beneficial owner of 200,001,256 shares of the Company's common stock by virtue of his position as an officer and director of Diversified Holdings I, Inc. (991 shares), Diversified Holdings X, Inc. (200,000,000 shares) and Oasis International Hotel & Casino, Inc. (265 shares). Mr. Surber personally owns 9,931,194 shares of common stock.

(3)
Series "B" preferred stock has voting rights of 500 to 1 of the common stock, these shares give Mr. Surber 5,000,000,000 votes in any shareholder vote and his personal vote of these shares may not always be exercised in the best interest of the balance of the common stock shareholders.

(4)
Series “A” preferred stock has voting rights of 100 to 1 of the common stock, these shares give Mr. Surber 14,500,000 votes in any shareholder votes and his personal vote of these shares may not always be exercised in the best interest of the balance of the common stock shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into the following related party transactions:

Richard Surber has at various times been appointed to serve as an officer or director for former clients of Nexia. These appointments have been disclosed to the disinterested members of the board, and the approval of the board of directors has been granted in each of these cases. As payment for services provided to these corporations, Surber has received securities of those corporations, and these transactions have been disclosed to the board of directors in each case.

Mr. Surber is licensed to practice law in the State of California and occasionally represents corporate clients on various corporate matters. Mr. Surber has disclosed the fact that he, on occasion, does act as counsel to several companies for which he receives fees for the legal services provided.

On January 29, 2004, the Company, and/or its subsidiaries entered the following agreements to settle debts and obligations with Axia Group, Inc., a related party of which Richard Surber, President of the Company, also served as an officer and director:

•
Diversified Holdings I, Inc. accepted the assignment of certain rights to securities with a stated value of $50,000 due in the settlement of Axia's litigation claim against America West Securities and Robert Kay.

•	Diversified Holdings, I, Inc. also accepted an assignment of Axia's rights against Kevin Sheff for the recovery of 10,000 post-split shares of Axia Group, Inc.'s common stock.
•	As settlement of compensation due under a May 2, 2003 Consultant Agreement with Hudson Consulting Group, Inc., Axia Group Inc. transferred 9,100,012 shares of Nexia common stock to Hudson.
•
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

On November 2, 2005, the Company’s subsidiary, Diversified Holdings I, Inc. invested $100,000 in Landis, LLC in exchange for a 20% interest in the LLC. Landis has opened an upscale hair salon located at the corner of 900 East and 1300 South in Salt Lake City, Utah. Richard Surber, president and director of the company held a 60% ownership interest in Landis, LLC at that time.

On July 13, 2006, the Company approved, and its subsidiary Diversified Holdings I, Inc. (“DHI”) executed an agreement with Richard Surber to acquire Mr. Surber’s 60% ownership interest in Landis, LLC, a Utah limited liability company. Richard Surber is the president of the Company and was the proposing party for the transaction. The independent directors of the Company both approved of the deal and an independent valuation of Landis, LLC has been received by the Company that supports the value paid to Mr. Surber for his interest. In exchange for his 60% ownership interest in Landis, LLC Mr. Surber will receive the following compensation, (1) a promissory note in the amount of $250,000, bearing interest at the rate of 24% per annum, payments are due in five annual payments of principal and interest, (2) 75,000 shares of Nexia’s Class A Preferred stock and (3) 2,000,000 shares of Nexia’s Class B Preferred stock.

Landis, LLC is the operator of the Landis Lifestyle Salon located at the corner of 900 East and 1300 South in Salt Lake City, Utah. This salon features the Aveda™ line of products. Due to the Company’s prior existing ownership interest in Landis, LLC and Mr. Surber’s position as the managing member of the LLC, the Company had included Landis in the consolidated financial statements for 2005. The Company will continue to report Landis in the consolidated financial statements for 2006. There was no change created from the purchase of 65% of Landis’s common stock, since the Company had already been consolidating Landis in the financial statements. The assets and inventory interests acquired by DHI have been consolidated into Nexia’s balance sheet as of the date of closing and valued in accordance with the independent valuation that was performed.

On August 15, 2006, Gold Fusion Laboratories, Inc., a wholly owned subsidiary of the Company, signed an Asset Purchase Agreement with Richard Surber to acquire ownership of the assets, inventory and receivables of the fashion operations of Diversified Holdings X, Inc., a corporation owned by Mr. Surber that owned and operated the Black Chandelier and related clothing operations. The consideration for this transaction was a promissory note in the amount of $300,000, bearing interest at the rate of 24% per annum, payments are due in five annual installment and 70,000 shares of Nexia’s Class A Preferred stock. On September 18, 2006 an addendum to this agreement was approved by the parties that provided for the issuance of 200,000,000 (post reverse split 2-20-2007) shares of the Company’s restricted common stock be issued to Diversified Holdings X, Inc. as compensation for the transfers made to Gold Fusion Laboratories.

On October 5, 2006, the Company gave a promissory note to Michael Clark in the amount of $250,000 in exchange for a loan to the company in that same amount, the note carries a due date of February 15, 2007 and an interest rate of 20% per annum until paid in full. Before the due date an agreement to extend the due date for a period of 90 days (May 17, 2007) was reached in exchange for the payment of the then due interest on the note. The note is secured by $500,000 of the Series C Preferred Stock of Nexia. The note also carries a right of conversion into either the common or Series C Preferred stock at the option of the Holder of the note.

Between the dates of October 5, 2006 and November 22, 2006, the Company entered into three promissory notes with its president Richard Surber with the following terms: October 5, 2006, $20,000, due on January 5, 2007, interest rate of 20% per annum; November 7, 2006, $31,025, due on January 25, 2007, interest rate of 20% per annum; and November 22, 2006, $20,000, due on March 22, 2007, interest rate of 20% per annum. Each of the notes was given in exchange for a loan to the Company in the amount of the stated principal. Each of the notes was approved by the full board of directors. The due dates of each of the notes were extended to September 30, 2007 in an extension agreement executed February 23, 2007.

As of December 31, 2006, Diversified Holdings X, Inc. (DHX) a corporation of which Richard Surber is the president and owner owed the sum of $12,070 to Gold Fusion Laboratories, Inc. This arose from the transfer of the operations acquired by Gold Fusion Laboratories, Inc. in September 2006 from DHX.

Subsequent Events

Subsequent to the end of the year three additional notes were given to Mr. Surber, January 17, 2007 in the amount of $20,500, due on May 22, 2007, interest rate of 20% per annum, another on January 17, 2007 in the amount of $15,000, due on March 31, 2007, interest rate of 20% per annum and January 25, 2007, $20,000, and due on January 28, 2008, interest rate of 20% per annum. Each of the notes was approved by the full board of directors. Before March 31, 2007, the $15,000 note to Mr. Surber had been repaid in full.

On February 23, 2007, an agreement was signed to extend the due dates of four notes held by Mr. Surber, the October 5, November 7, and November 22 of 2006 and the January 17, 2007 note. Each of the four notes had its due date extended to September 30, 2007 by mutual agreement of the Company and Mr. Surber.

During the first quarter of 2007, Mr. Surber advanced the Company $65,500 to help cover operating expenses. This was carried as a payable to Mr. Surber. As of March 31, 2007, the Company had repaid Mr. Surber $20,000 of the total amount mentioned above.

ITEM 13. EXHIBITS

EXHIBITS
Exhibit No.	Exhibit Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company in Colorado, 1987. (Incorporated by reference to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).
3(i)(b)	*	Articles of Amendment to change the name of the Company. (Incorporated by reference to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).
3(i)(c)	*
Articles of Incorporation of Kelly’s Coffee Group, Inc. filed with the Secretary of State of Nevada on August 3, 2000. (Incorporated by reference to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).

3(i)(d)	*
Articles of Merger merging Kelly’s Coffee Group, Inc., a Colorado Corporation into Kelly’s Coffee Group, Inc., a Nevada Corporation, filed with the Secretary of State of Colorado on September 22, 2000, and with the Secretary of State of Nevada on October 5, 2000. (Incorporated by reference to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).

3(i)(e)	*	Restated Articles of Incorporation of the Company. (Incorporated by reference to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).
3(i)(f)	*
Amendment to the Articles of Incorporation changing the Company’s name from Kelly’s Coffee Group, Inc. to Nexia Holdings, Inc. (Incorporated by reference to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).

3(ii)	*	Bylaws of Nexia Holdings, Inc. (Incorporated by reference to the Company’s Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).
4	*	Form of certificate evidencing shares of "Common Stock” in the Company. (Incorporated by reference to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).
10(i)	*
Investment Agreement between Nexia Holdings, Inc. and Dutchess Private Equities Fund, L.P. (Incorporated by reference to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).

10(ii)	*	Registration Rights Agreement between Nexia Holdings, Inc. and Dutchess Private Equities Fund, LP. Incorporated by reference from the Company’s Form SB-2 as filed on January 12, 2006.
10(iii)	*
Placement Agent Agreement between Nexia Holdings, Inc., GunnAllen Financial and Dutchess Private Equities Fund II, LP, dated August 15, 2005. Incorporated by reference from the Company’s form SB-2 as filed on October 23, 2006.

10(iv)	*
October 5, 2006 Michael Clark promissory note in the face amount of $250,000. Full payment of the note is due February 15, 2007 and provides for interest at the rate of 20% per annum until paid in full. Note due extended to May 17, 2007 by agreement of the parties. (Incorporated by reference from the 10-QSB for the quarter ended September 30, 2006 filed by the Company.)

SUBSEQUENT EVENTS
10(i)	51
February 1, 2007 Consulting Agreement with Target IR of Bigfork, Montana to provide services including marketing, strategic planning and financial matters for a period of one month in exchange for a cash payment in the sum of $50,000.

10(ii)	54
April 10, 2007 Consulting Agreement with Target IR of Bigfork, Montana to provide services including marketing, strategic planning and financial matters for a period of two months in exchange for a cash payment I the sum of $50,000.

CERTIFICATIONS
31(i)	57	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(ii)	58	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(i)	59	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(ii)	60	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

OTHER		All share numbers have been modified to reflect the 1 for 10 reverse split that was effective as of February 20, 2007.
99(i)	*
March 2, 2006, a Stock Option Agreement between the Company and Guy Cook granting 8,250,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2005 filed by the Company.)

99(ii)	*
March 2, 2006, a Stock Option Agreement between the Company and Michael Golightly granting 8,250,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2005 filed by the Company.)

99(iii)	*
March 2, 2006, a Stock Option Agreement between the Company and Pamela Kushlan granting 2,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2005 filed by the Company.)

99(iv)	*
March 2, 2006, a Stock Option Agreement between the Company and John Mortensen granting 8,250,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2005 filed by the Company.)

99(v)	*
March 2, 2006, a Stock Option Agreement between the Company and Sean Pasinsky granting 8,250,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2005 filed by the Company.)

99(vi)	*
June 1, 2006, a Stock Option Agreement between the Company and Guy Cook granting 5,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(vii)	*	June 1, 2006, the Company granted to Guy Cook 2,000,000 shares of the Company’s S-8 common stock. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)
99(viii)	*
June 1, 2006, a Stock Option Agreement between the Company and Pamela Kushlan granting 2,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(ix)	*
June 7, 2006, a Stock Option Agreement between the Company and Sean Pasinsky granting 5,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(x)	*
June 7, 2006, a Stock Option Agreement between the Company and Jared Gold granting 5,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xi)	*
June 7, 2006, a Stock Option Agreement between the Company and Matthew Landis granting 5,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xii)	*
June 7, 2006, a Stock Option Agreement between the Company and Michael Golightly granting 5,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xiii)	*
June 7, 2006, a Stock Option Agreement between the Company and John Mortensen granting 5,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xiv)	*
July 18, 2006, a Stock Option Agreement between the Company and Rocco Liebsch granting 5,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xv)	*
July 18, 2006, a Stock Option Agreement between the Company and Ronald Welborn Gold granting 5,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xvi)	*
July 18, 2006, a Stock Option Agreement between the Company and Audra C. Roberts granting 1,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.) Options were cancelled prior to exwecise.

99(xvii)	*
August 30, 2006, a Stock Option Agreement between the Company and Jared Gold granting 10,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xviii)	*
August 30, 2006, a Stock Option Agreement between the Company and Sandra J. McFadden granting 5,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xix)	*
August 30, 2006, a Stock Option Agreement between the Company and Guy Cook granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xx)	*
August 30, 2006, a Stock Option Agreement between the Company and Michael Golightly granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xxi)	*
August 30, 2006, a Stock Option Agreement between the Company and John Robert Mortensen granting 10,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xxii)	*
August 30, 2006, a Stock Option Agreement between the Company and Pamela Jean Kushlan granting 10,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xxiii)	*
August 30, 2006, a Stock Option Agreement between the Company and Rocco Liebsch granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xxiv)	*
August 30, 2006, a Stock Option Agreement between the Company and Allen Jordan granting 5,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xxv)	*
August 30, 2006, a Stock Option Agreement between the Company and Andrew Pitts granting 4,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xxvi)	*
August 30, 2006, a Stock Option Agreement between the Company and Matthew Albert Stevens granting 4,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xxvii)	*
August 30, 2006, a Stock Option Agreement between the Company and Rachael Domingo granting 4,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xxviii)	*
September 21, 2006, a Stock Option Agreement between the Company and John E. Fry granting 10,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xxix)	*
September 26, 2006 a Stock Option Agreement between the Company and Deena Ramondetta granting 4,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xxx)	*
October 19, 2006 a Stock Option Agreement between the Company and Lee Baumann granting 30,000,000 options with a floating option price set at 75% of the market price at the time of exercise, with a minimum exercise price of $0.000375, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended September 30, 2006 filed by the Company.)

99(xxxi)	*
Promissory Notes to Richard Surber, a related party, one for $20,000 dated October 5, 2006 and a second note for $31,025 dated November 7, 2006. (Incorporated by reference from the 10-QSB for the quarter ended September 30, 2006 filed by the Company.)

99(xxxii)	*	Appraisal of Landis Life Stile Salon, incorporated by reference from the 8-K filed by the Company on October 13, 2006.
99(xxxiii)	*	Appraisal of Black Chandelier retail operations, incorporated in reference from the 8-K filed by the Company on October 31, 2006
99(xxxiv)	61
December 6, 2006 a Stock Option Agreement between the Company and Lee Baumann granting 30,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

Subsequent Events
99(i)	63
January 10, 2007 a Stock Option Agreement between the Company and Guy Cook granting 40,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(ii)	65
January 10, 2007 a Stock Option Agreement between the Company and Cassandra Dean granting 10,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(iii)	67
January 16, 2007 a Stock Option Agreement between the Company and Matthew Landis granting 10,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(iv)	69
January 16, 2007 a Stock Option Agreement between the Company and Fredrick Hunzeker granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(v)	71
January 16, 2007 a Stock Option Agreement between the Company and Sean Pasinsky granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(vi)	73
January 16, 2007 a Stock Option Agreement between the Company and Richard Smith granting 30,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(vii)	75
January 17, 2007 a Stock Option Agreement between the Company and Ralph Nagasawa granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(viii)	77
January 18, 2007 a Stock Option Agreement between the Company and Taylor Gourley granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(ix)	79
January 24, 2007 a Stock Option Agreement between the Company and Mark Baumann granting 30,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(x)	81
January 25, 2007 a Stock Option Agreement between the Company and Paul Cramman granting 30,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xi)	83
February 1, 2007 a Stock Option Agreement between the Company and Jared Gold granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xii)	85
February 1, 2007 a Stock Option Agreement between the Company and Andrew Dunham granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xiii)	87
February 22, 2007 a Stock Option Agreement between the Company and Andrew Dunham granting 37,517,500 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xiv)	89
February 22, 2007 a Stock Option Agreement between the Company and Logan Fast granting 10,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xv)	91
March 20, 2007 a Stock Option Agreement between the Company and Lee Baumann granting 50,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xvi)	93
March 20, 2007 a Stock Option Agreement between the Company and Andrew Dunham granting 40,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xvii)	95
March 20, 2007 a Stock Option Agreement between the Company and Pamela Kushlan granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xviii)	97
March 20, 2007 a Stock Option Agreement between the Company and Michael Golightly granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xix)	99
April 2, 2007 a Stock Option Agreement between the Company and Robert Stevens granting 19,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xx)	101
April 2, 2007 a Stock Option Agreement between the Company and Cassandra Dean granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxi)	103
April 2, 2007 a Stock Option Agreement between the Company and Richard Smith granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxii)	105
April 2, 2007 a Stock Option Agreement between the Company and Jared Gold granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxiii)	107
April 2, 2007 a Stock Option Agreement between the Company and Ralph Nagasawa granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxiv)	109
April 2, 2007 a Stock Option Agreement between the Company and Sean Pasinsky granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxv)	111
April 2, 2007 a Stock Option Agreement between the Company and John Mortensen granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxvi)	113
April 2, 2007 a Stock Option Agreement between the Company and Fredrick Hunzeker granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxvii)	115
April 4, 2007 a Stock Option Agreement between the Company and Matthew Landis granting 50,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxviii)	117
April 4, 2007 a Stock Option Agreement between the Company and John Mortensen granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s principal independent accountants for the performance of our audit for the years ended December 31, 2005 and December 31, 2006 was De Joya Griffith & Company, LLC.

(i)
Audit Fees. For the fiscal years ended December 31, 2005 and 2006, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statement included in the quarterly reports of Form 10-QSB and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years were $48,135 for 2005 and $56,140 for 2006.

(ii)	Audit-Related Fees. For the fiscal years ended December 31, 2005 and 2006, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.
(iii)	Tax Fee. For the fiscal years ended December 31, 2005 and 2006, there were no fees billed for tax compliance services and there was no tax-planning advice provided.
(iv)	Other Fees. For the fiscal years ended December 31, 2005 and 2006, the aggregate fees billed for services other than services described above were none.

Pre-approved Policy for Audit and Non-Audit Services

The Company does not have a standing audit committee and the full board of directors performs all functions of an audit committee, including the pre-approval of all audit and non-audit services prior to Nexia engaging an accountant. All of the services rendered for Nexia by De Joya Griffith & Company, LLC, were pre-approved by the board of directors of Nexia.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXIA HOLDINGS, INC.

Dated: April 17, 2007

By: /s/ Richard Surber
Richard Surber, CEO, President and CFO

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

SIGNATURE TITLE  DATE

April 17, 2007

/s/ Richard Surber
Richard Surber  CEO, Pres., CFO and Director

/s/ Gerald Einhorn
Gerald Einhorn  Director
April 17, 2007

/s/ Adrienne Bernstein
Adrienne Bernstein Director
April 17, 2007

INDEX OF EXHIBITS
Exhibit No.	Exhibit Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company in Colorado, 1987. (Incorporated by reference to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).
3(i)(b)	*	Articles of Amendment to change the name of the Company. (Incorporated by reference to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).
3(i)(c)	*
Articles of Incorporation of Kelly’s Coffee Group, Inc. filed with the Secretary of State of Nevada on August 3, 2000. (Incorporated by reference to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).

3(i)(d)	*
Articles of Merger merging Kelly’s Coffee Group, Inc., a Colorado Corporation into Kelly’s Coffee Group, Inc., a Nevada Corporation, filed with the Secretary of State of Colorado on September 22, 2000, and with the Secretary of State of Nevada on October 5, 2000. (Incorporated by reference to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).

3(i)(e)	*	Restated Articles of Incorporation of the Company. (Incorporated by reference to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).
3(i)(f)	*
Amendment to the Articles of Incorporation changing the Company’s name from Kelly’s Coffee Group, Inc. to Nexia Holdings, Inc. (Incorporated by reference to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).

3(ii)	*	Bylaws of Nexia Holdings, Inc. (Incorporated by reference to the Company’s Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).
4	*
Form of certificate evidencing shares of "Common Stock” in the Company. . (Incorporated by reference to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).

10(i)	*
Investment Agreement between Nexia Holdings, Inc. and Dutchess Private Equities Fund, L.P. (Incorporated by reference to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).

10(ii)	*	Registration Rights Agreement between Nexia Holdings, Inc. and Dutchess Private Equities Fund, LP. Incorporated by reference from the Company’s Form SB-2 as filed on January 12, 2006.
10(iii)	*
Placement Agent Agreement between Nexia Holdings, Inc., GunnAllen Financial and Dutchess Private Equities Fund II, LP, dated August 15, 2005. Incorporated by reference from the Company’s form SB-2 as filed on October 23, 2006.

10(iv)	*
October 5, 2006 Michael Clark promissory note in the face amount of $250,000. Full payment of the note is due February 15, 2007 and provides for interest at the rate of 20% per annum until paid in full. Note due extended to May 17, 2007 by agreement of the parties. (Incorporated by reference from the 10-QSB for the quarter ended September 30, 2006 filed by the Company.)

SUBSEQUENT EVENTS
10(i)	51
February 1, 2007 Consulting Agreement with Target IR of Bigfork, Montana to provide services including marketing, strategic planning and financial matters for a period of one month in exchange for a cash payment in the sum of $50,000.

10(ii)	54
April 10, 2007 Consulting Agreement with Target IR of Bigfork, Montana to provide services including marketing, strategic planning and financial matters for a period of two months in exchange for a cash payment I the sum of $50,000.

CERTIFICATIONS
31(i)	57	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(ii)	58	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(i)	59	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(ii)	60	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

OTHER		All share numbers have been modified to reflect the 1 for 10 reverse split that was effective as of February 20, 2007.
99(i)	*
March 2, 2006, a Stock Option Agreement between the Company and Guy Cook granting 8,250,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2005 filed by the Company.)

99(ii)	*
March 2, 2006, a Stock Option Agreement between the Company and Michael Golightly granting 8,250,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2005 filed by the Company.)

99(iii)	*
March 2, 2006, a Stock Option Agreement between the Company and Pamela Kushlan granting 2,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2005 filed by the Company.)

99(iv)	*
March 2, 2006, a Stock Option Agreement between the Company and John Mortensen granting 8,250,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2005 filed by the Company.)

99(v)	*
March 2, 2006, a Stock Option Agreement between the Company and Sean Pasinsky granting 8,250,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2005 filed by the Company.)

99(vi)	*
June 1, 2006, a Stock Option Agreement between the Company and Guy Cook granting 5,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(vii)	*	June 1, 2006, the Company granted to Guy Cook 2,000,000 shares of the Company’s S-8 common stock. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)
99(viii)	*
June 1, 2006, a Stock Option Agreement between the Company and Pamela Kushlan granting 2,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(ix)	*
June 7, 2006, a Stock Option Agreement between the Company and Sean Pasinsky granting 5,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(x)	*
June 7, 2006, a Stock Option Agreement between the Company and Jared Gold granting 5,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xi)	*
June 7, 2006, a Stock Option Agreement between the Company and Matthew Landis granting 5,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xii)	*
June 7, 2006, a Stock Option Agreement between the Company and Michael Golightly granting 5,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xiii)	*
June 7, 2006, a Stock Option Agreement between the Company and John Mortensen granting 5,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xiv)	*
July 18, 2006, a Stock Option Agreement between the Company and Rocco Liebsch granting 5,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xv)	*
July 18, 2006, a Stock Option Agreement between the Company and Ronald Welborn Gold granting 5,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xvi)	*
July 18, 2006, a Stock Option Agreement between the Company and Audra C. Roberts granting 1,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.) Options were cancelled prior to exercise.

99(xvii)	*
August 30, 2006, a Stock Option Agreement between the Company and Jared Gold granting 10,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xviii)	*
August 30, 2006, a Stock Option Agreement between the Company and Sandra J. McFadden granting 5,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xix)	*
August 30, 2006, a Stock Option Agreement between the Company and Guy Cook granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xx)	*
August 30, 2006, a Stock Option Agreement between the Company and Michael Golightly granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xxi)	*
August 30, 2006, a Stock Option Agreement between the Company and John Robert Mortensen granting 10,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xxii)	*
August 30, 2006, a Stock Option Agreement between the Company and Pamela Jean Kushlan granting 10,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xxiii)	*
August 30, 2006, a Stock Option Agreement between the Company and Rocco Liebsch granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xxiv)	*
August 30, 2006, a Stock Option Agreement between the Company and Allen Jordan granting 5,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xxv)	*
August 30, 2006, a Stock Option Agreement between the Company and Andrew Pitts granting 4,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xxvi)	*
August 30, 2006, a Stock Option Agreement between the Company and Matthew Albert Stevens granting 4,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xxvii)	*
August 30, 2006, a Stock Option Agreement between the Company and Rachael Domingo granting 4,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xxviii)	*
September 21, 2006, a Stock Option Agreement between the Company and John E. Fry granting 10,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xxix)	*
September 26, 2006 a Stock Option Agreement between the Company and Deena Ramondetta granting 4,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended June 30, 2006 filed by the Company.)

99(xxx)	*
October 19, 2006 a Stock Option Agreement between the Company and Lee Baumann granting 30,000,000 options with a floating option price set at 75% of the market price at the time of exercise, with a minimum exercise price of $0.000375, all of the options vested immediately. (Incorporated by reference from the 10-QSB for the quarter ended September 30, 2006 filed by the Company.)

99(xxxi)	*
Promissory Notes to Richard Surber, a related party, one for $20,000 dated October 5, 2006 and a second note for $31,025 dated November 7, 2006. (Incorporated by reference from the 10-QSB for the quarter ended September 30, 2006 filed by the Company.)

99(xxxii)	*	Appraisal of Landis Life Stile Salon, incorporated by reference from the 8-K filed by the Company on October 13, 2006.
99(xxxiii)	*	Appraisal of Black Chandelier retail operations, incorporated in reference from the 8-K filed by the Company on October 31, 2006
99(xxxiv)	61
December 6, 2006 a Stock Option Agreement between the Company and Lee Baumann granting 30,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

Subsequent Events
99(i)	63
January 10, 2007 a Stock Option Agreement between the Company and Guy Cook granting 40,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(ii)	65
January 10, 2007 a Stock Option Agreement between the Company and Cassandra Dean granting 10,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(iii)	67
January 16, 2007 a Stock Option Agreement between the Company and Matthew Landis granting 10,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(iv)	69
January 16, 2007 a Stock Option Agreement between the Company and Fredrick Hunzeker granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(v)	71
January 16, 2007 a Stock Option Agreement between the Company and Sean Pasinsky granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(vi)	73
January 16, 2007 a Stock Option Agreement between the Company and Richard Smith granting 30,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(vii)	75
January 17, 2007 a Stock Option Agreement between the Company and Ralph Nagasawa granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(viii)	77
January 18, 2007 a Stock Option Agreement between the Company and Taylor Gourley granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(ix)	79
January 24, 2007 a Stock Option Agreement between the Company and Mark Baumann granting 30,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(x)	81
January 25, 2007 a Stock Option Agreement between the Company and Paul Cramman granting 30,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xi)	83
February 1, 2007 a Stock Option Agreement between the Company and Jared Gold granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xii)	85
February 1, 2007 a Stock Option Agreement between the Company and Andrew Dunham granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xiii)	87
February 22, 2007 a Stock Option Agreement between the Company and Andrew Dunham granting 37,517,500 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xiv)	89
February 22, 2007 a Stock Option Agreement between the Company and Logan Fast granting 10,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xv)	91
March 20, 2007 a Stock Option Agreement between the Company and Lee Baumann granting 50,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xvi)	93
March 20, 2007 a Stock Option Agreement between the Company and Andrew Dunham granting 40,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xvii)	95
March 20, 2007 a Stock Option Agreement between the Company and Pamela Kushlan granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xviii)	97
March 20, 2007 a Stock Option Agreement between the Company and Michael Golightly granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xix)	99
April 2, 2007 a Stock Option Agreement between the Company and Robert Stevens granting 19,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xx)	101
April 2, 2007 a Stock Option Agreement between the Company and Cassandra Dean granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxi)	103
April 2, 2007 a Stock Option Agreement between the Company and Richard Smith granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxii)	105
April 2, 2007 a Stock Option Agreement between the Company and Jared Gold granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxiii)	107
April 2, 2007 a Stock Option Agreement between the Company and Ralph Nagasawa granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxiv)	109
April 2, 2007 a Stock Option Agreement between the Company and Sean Pasinsky granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxv)	111
April 2, 2007 a Stock Option Agreement between the Company and John Mortensen granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxvi)	113
April 2, 2007 a Stock Option Agreement between the Company and Fredrick Hunzeker granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxvii)	115
April 4, 2007 a Stock Option Agreement between the Company and Matthew Landis granting 50,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxviii)	117
April 4, 2007 a Stock Option Agreement between the Company and John Mortensen granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.