Form 10QSB
period 2007-03-31
NEXIA HOLDINGS INC
filed 2007-05-21
CIK 833209

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 FORM 10-QSB

  (Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

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

The number of outstanding shares of the issuer's common stock, $0.0001 par value, as of May 18, 2007 was 1,747,995,086.

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

 Our consolidated financial statements are attached hereto as pages 5 through 12 and are incorporated herein by this reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets	4-5

Consolidated Statements of Operations and Other Comprehensive Income (Loss)	6-8

Consolidated Statements of Cash Flows	9-11

Notes to Consolidated Financial Statements	12-17

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of	As of
	March 31,	December 31,
ASSETS	2007	2006
	(Unaudited)	(Audited)

CURRENT ASSETS

Cash and cash equivalents	$166,667	$124,158
Accounts and notes receivable, trade - net of allowance
of $99,232 and $103,732, respectively	29,763	32,841
Accounts receivable - related parties (Note 4)	3,070	12,070
Notes receivable - net of allowance of $90,000 and
$90,000, respectively	10,142	10,142
Inventory	313,112	370,639
Prepaid expenses (Note 8)	62,444	207,167
Marketable securities - available for sale (Note 5)	48,741	265,532

TOTAL CURRENT ASSETS	633,939	1,022,549

PROPERTY AND EQUIPMENT

Property and equipment, net	3,016,669	3,033,228
Land	633,520	633,520

TOTAL NET PROPERTY AND EQUIPMENT	3,650,189	3,666,748

OTHER ASSETS

Loan costs, net	43,883	43,958
Trademarks	1,380	1,380

TOTAL OTHER ASSETS	45,263	45,338

TOTAL ASSETS	$4,329,391	$4,734,635

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

	As of	As of
	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS' (DEFICIT)	2007	2006
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable	$633,876	$765,059
Accounts payable - related parties (Note 5)	107,554	44,032
Accrued liabilities	626,389	590,822
Accrued interest - related parties (Note 5)	87,371	-
Deferred revenue	77	28
Refundable deposits	15,892	15,892
Convertible debenture derivative (Note 9)	51,944	-
Convertible debenture (Note 9)	119,521	-
Current maturities of long-term debt	325,774	420,814
Current maturities of long-term debt - related parties (Note 5)	161,025	176,025

TOTAL CURRENT LIABILITIES	2,129,423	2,012,672

LONG-TERM LIABILTIES
Convertible debenture derivative (Note 9)	-	10,179
Convertible debenture (Note 9)	-	107,808
Long-term debt	2,193,700	2,196,580
Long-term debt - related parties (Note 5)	437,000	437,000

TOTAL LONG-TERM LIABILITIES	2,630,700	2,751,567

TOTAL LIABILITIES	4,760,123	4,764,239

MINORITY INTEREST	88,722	91,344

STOCKHOLDERS' (DEFICIT)
Preferred Series A stock, $0.001 par value, 10,000,000
shares authorized, 150,000 and 150,000 shares issued	150	150
and outstanding, respectively

Preferred Series B stock, $0.001 par value, 10,000,000
shares authorized, 10,000,000 and 10,000,000 shares issued
and outstanding, respectively	10,000	10,000

Preferred Series C stock, $0.001 par value, 5,000,000
shares authorized, 190,500 and 190,500 shares issued
and outstanding, respectively	191	191

Common stock $0.0001 par value, 50,000,000,000 shares
authorized, 1,353,995,086 and 811,476,885 shares issued
(post reverse split) and outstanding, respectively (Note 4)	135,399	81,148

Additional paid-in capital	16,524,025	15,602,504

Treasury stock, 1,469 and 1,469 shares at cost, respectively	(100,618)	(100,618)

Stock subscriptions receivable	(265,941)	(365,262)

Other comprehensive gain (loss)	(10,802)	219,585

Accumulated deficit	(16,811,858)	(15,568,646)

Total Stockholders’ (Deficit)	(519,454)	(120,948)

TOTAL LIABILITIES AND STOCKHOLDERS'
(DEFICIT)	$4,329,391	$4,734,635

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Other Comprehensive Income (Loss)

	For the Three Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)

REVENUE
Rental revenue	$45,933	$60,109
Sales - Salon and Retail	692,841	265,241

TOTAL REVENUE	738,774	325,350

COST OF REVENUE
Cost associated with rental revenue	22,572	60,853
Depreciation and amortization associated with rental revenue	24,432	32,459
Cost of sales - Salon and Retail	410,722	104,303

TOTAL COST OF REVENUE	457,726	197,615

GROSS INCOME	281,048	127,735

EXPENSES
General and administrative expense	1,470,964	340,822
Consulting fees (Note 8)	172,943	3,000
Depreciation expense	27,470	11,307
Interest expense associated with rental revenue	41,466	62,072

TOTAL EXPENSES	1,712,843	417,201

OPERATING LOSS	(1,431,795)	(289,466)

OTHER INCOME (EXPENSE)
Interest expense	(70,474)	(14,372)
Interest expense - accretion of debt	(11,712)	(16,027)
Interest income	179	61
Gain/(loss) on marketable securities	300,473	(4,983)
Loss on disposal of assets	-	(959)
Unrealized gain/(loss) related to adjustment of derivative
liability to fair value of underlying security	(41,766)	83,571
Other income	9,268	594

TOTAL OTHER INCOME	185,968	47,885

NET LOSS BEFORE MINORITY INTEREST	(1,245,827)	(241,581)

MINORITY INTEREST IN INCOME	2,615	8,633

NET LOSS	$(1,243,212)	$(232,948)

The accompanying notes are an integrtal part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Other Comprehensive Income (Loss)(Continued)

	For the Three Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)

NET LOSS FROM PREVIOUS PAGE	$(1,243,212)	$(232,948)

OTHER COMPREHENSIVE LOSS
Change in unrealized loss on marketable securities (Note 6)	(230,388)	(61,708)

TOTAL COMPREHENSIVE LOSS	$(1,473,600)	$(294,656)

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Continued)

	For the Three Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
NET LOSS PER COMMON SHARE, BASIC:

Net loss (before comprehensive loss)	$(1,243,212)	$(61,708)
Net loss per share	$(0.00)	$(0.00)

Total comprehensive Loss	$(1,473,600)	$(294,656)
Net loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding - basic
(Post reverse split effective 02/20/2007)	1,076,789,775	365,272,261

Weighted average shares outstanding for the three months ended March 31,
2007 and 2006 have been adjusted retroactively for a 1:10 reverse stock split effective February 20, 2007

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,243,212)	$(232,948)
Adjustments to reconcile net loss
to net cash used in operating activities:
Allowance for doubtful accounts receivable	(4,500)	-
Change in minority interest	(2,622)	10,856
Depreciation expense	50,793	42,862
Depreciation expense capitalized in inventory	12,314	-
Amortization of lease / loan costs	1,875	894
Intrinsic and fair value of stock options issued	-	35,000
Issued common stock for services	35,000	-
Issued option shares for services	157,692	-
Expense stock sales at values lower than stock issue values	434,410	-
Stock issued in 2003 returned and cancelled	-	(11,800)
Loss on disposal of vehicle	-	961
Accretion of convertible debenture	11,712	16,027
Unrealized (gain) loss related to adjustment of derivative
to fair value of underlying security	41,766	(83,571)
Changes in operating assets and liabilities:
Accounts receivable	7,578	886
Accounts receivable - related parties	9,000	(3,410)
Inventory	57,527	(4,906)
Prepaid expense	144,723	(5,244)
Accounts payable	(4,932)	(18,209)
Accounts payable - related parties	63,522	39,795
Accrued liabilities	122,938	85,253
Deferred revenue	49	86
Net cash used in operating activities	(104,367)	(127,468)

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	For the Three Months Ended
	March 31,
	2007	2006

CASH FLOWS FROM INVESTING ACTIVITIES

Gain from sale of marketable securities	19,345	36,807
Loss from sale of marketable securities	-	(2,378)
Purchase of marketable securities	(32,942)	-
Purchase of property, plant and equipment	(46,548)	(25,023)
Net cash provided by (used in) investing activities	(60,145)	9,406

The accompanying notes are an integtal part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	For the Three Months Ended
	March 31,
	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on long-term debt	(15,920)	(27,437)
Pay off loan for land purchase	(57,000)	-
Payment on short-term loan	(25,000)	-
Payments on short-term debt, related party	(45,000)	-
Two short-term notes payable for cash received, related party	30,000	-
Receipt of stock subscriptions receivable	321,741	24,448
New loan costs	(1,800)	-
Net cash provided by (used in) financing activities	207,021	(2,989)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42,509	(121,051)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	124,158	160,440

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$166,667	$39,389

SUPPLEMENTAL DISCLOSURE OF INFORMATION

CASH PAID FOR:

Interest	$53,282	$64,258

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Common stock issued for subscriptions receivable	$656,830	$105,000

Common stock issued to vendors and applied on accounts payable	$126,250	$-

The accompanying notes are an integral part of these consolidated financial statements

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007
(Unaudited)

 NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements for Nexia Holdings, Inc. and Subsidiaries (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued interpretation no. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of determining the effect, if any, the adoption of FIN 48 will have on the consolidated financial statements.

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through March 31, 2007 of $16,811,858 which raises substantial doubt about the Company’s ability to continue as a going concern. This represents an increase in the cumulative operating loss of $1,243,212 for the quarter ended March 31, 2007. The Company had a negative working capital balance at March 31, 2007 of $1,495,484.

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

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007
(Unaudited)

NOTE 4 - COMMON STOCK

The Company issues options to employees and outside service providers for services rendered. The options are “cashless” with a floating exercise price of 75% of the market price at the time the underlying shares are sold. The Company may at its discretion set the option price but typically the strike price is floating at 75% of market. The 25% from the sale of the proceeds received by the service provider is expensed. The Company receives the exercise price which is not definitively determinable until the employee or service provider sells the shares underlying the option or pays the exercise price because of the volatility of the Company’s stock price upon which the exercise price is based. The Company believes its method of issuing and accounting for stock-based payments to employees and vendors precludes it from having to apply the provisions of SFAS No. 123 (R).

During the three months ended March 31, 2007, the Company issued 542,517,500 shares of common stock, pursuant to the Company’s S-8 Registration Statement, valued at $975,773. 442,517,500 of the above shares were issued as option shares to employees or other service providers with a value of $905,773 in exchange for services rendered. Initially $656,830 of the $905,773 was recorded as an increase in stock subscriptions receivable, representing the exercise price due to the Company from outstanding option shares; receipt of cash for stock subscriptions receivable of $321,741; amount recorded as expense of $434,410; and the ending balance of stock subscriptions receivable at March 31, 2007 was $265,941.

NOTE 5 - RELATED PARTY TRANSACTIONS

There is a receivable of $3,070 from Diversified Holdings X, Inc., (DHX) at March 31, 2007. This is the remaining balance arising from the transition of credit card sales deposited into the DHX bank account to the Gold Fusion bank account. The balance will be settled in the near future.

There was accrued interest to related parties on March 31, 2007 in the amount of $87,371. $38,271 of the total amount is owed to DHX for the note issued in connection with the purchase of Black Chandelier. The rest of the interest is due to Richard Surber for the notes owed to him at the end of the period in the amount of $49,100.

On January 17, 2007, the Company authorized the delivery of a promissory note in the face amount of $20,500 to Richard Surber, president of the Company. This note was authorized by the board of directors. The note was given in exchange for $20,500 advanced to the Company by Mr. Surber. The terms of the note provide for a single payment due on May 22, 2007 and provide for an interest rate of 20% per annum. This note’s date was extended to September 30, 2007 with an extension agreement signed on February 23, 2007.

On January 25, 2007, the Company authorized the delivery of a promissory note in the face amount of $20,000 to Richard Surber, president of the Company. This note was authorized by the board of directors. The note was given in exchange for $20,000 advanced to the Company by Mr. Surber. The terms of the note provide for a single payment due on January 25, 2008 and provide for an interest rate of 20% per annum. This amount was converted into an accounts payable related party before March 31, 2007.

On January 17, 2007, Richard Surber advanced $15,000 to the Company. The Company repaid Richard Surber for the advance on March 26, 2007.

An additional note to Richard Surber in the amount of $15,000 was outstanding as of December 31, 2006, and it has been repaid by the Company as of March 31, 2007.

There is an accounts payable of $107,554 at March 31, 2007 to Richard Surber. Richard Surber loaned funds to Nexia for the purchase of inventory and operating expenses.

Richard D. Surber, CEO of Nexia Holdings, Inc., obtained a home equity line of credit from Chase Bank. During the quarter ended March 31, 2007, Mr. Surber deposited $50,000 in the bank account of Nexia Holdings, Inc. to cover expenses for the Company. Nexia repaid $10,000 by March 31, 2007, and the balance of $40,536 at March 31, 2007 was included in the balance sheet as part of the account “Accounts Payable - related parties (Note 5)” balance of $107,554.

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007
(Unaudited)

The Company had the following activity in related party contractual debt from January 1 to March 31, 2007 as follows:

	Balance at	New Loan /	Balance at
	1/1/2011	(Payments)	4/1/2011

Note payable to DHX, Inc.(related party)	297,000	-	297,000
Note payable to R. Surber (related party)	250,000	-	250,000
Note payable to R. Surber (related party)	31,025	-	31,025
Note payable to R. Surber (related party)	20,000	-	20,000
Note payable to R. Surber (related party)	15,000	(15,000)	-
Note payable to R. Surber (related party)		15,000	-
Repaid loan on 3/26/07		(15,000)
Note payable to R. Surber (related party)		20,500
Repaid loan before 3/31/07		(20,500)	-
Note payable to R. Surber (related party)		20,000
Rolled into AP - related party		(20,000)	-
Total related party contractual debt			$598,025

NOTE 6 - INVESTMENT IN MARKETABLE EQUITY SECURITIES

The following is a summary of the Company's investment in available-for-sale securities as of March 31, 2007 and December 31, 2006:

	For the Three Months Ended	For the Year Ended
	March 31,	December 31,
Equity securities free trading:	2007	2006

Gross unrealized gains	$3,252	$225,453
Gross unrealized losses	(14,054)	(5,868)
Net unrealized gain (loss)	$(10,802)	$219,585
Fair Market Value	$48,741	$265,532

Changes in the unrealized loss on available-for-sale securities during the three months ended March 31, 2007 and the year ended December 31, 2006, reported as a separate component of stockholders’ equity, are as follows:

	For The
	Three
	Months	Year
	Ended	Ended
	March 31,	December 31,
	2007	2006

Beginning balance	$219,585	$(5,721)
Increase in unrealized holding gains (losses)	(230,387)	225,306
Ending balance	$(10,802)	$219,585

During the three months ended March 31, 2007 and the year ended December 31, 2006, the Company recognized $0 in permanent impairment expense on marketable securities.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007
(Unaudited)

NOTE 7 - OFFICER SALARY

There was an accrued salary of $168,026 payable to Richard Surber, President and CEO, at March 31, 2007. Mr. Surber has elected to defer being paid most of his accrued salary in an effort to boost available cash for the purchase of inventories. It is anticipated that Mr. Surber’s salary will be paid current by the end of 2007.

NOTE 8 - CONSULTING CONTRACTS

On June 1, 2006, Nexia signed consulting contracts with three investor relations or consulting firms, one in the U.S.A. and two in the People’s Republic of China. Compensation for these services was China Fruits Corporation (CHFR) (formerly Diversified Financial Resources Corporation - “DVFF”) unrestricted 20,000,000 shares of common stock valued at $2,400,000. Nexia recorded a prepaid amount of $2,400,000 at the same time they transferred the stock. $2,265,000 and $135,000 were expensed in 2006 and the quarter ended March 31, 2007, respectively. There was no prepaid consulting fee expense as of March 31, 2007.

NOTE 9 - CONVERTIBLE DEBENTURE AND CONVERTIBLE DEBENTURE DERIVATIVE

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

This transaction, to the extent that it is to be satisfied with common stock of the Company, would normally be included as an equity obligation. In this instance, however, due to the indeterminate number of shares which might be issued under the embedded convertible conversion feature, the Company is required to record a liability relating to the embedded convertible feature of the convertible debenture payable (included in long-term liabilities as a "Convertible debenture derivative”).

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007
(Unaudited)

The accompanying financial statements comply with current requirements relating to embedded derivatives as described in FAS 133, EITF 00-19 and APB 14 as follows:

The Company allocated the proceeds received to the convertible debt derivative with the initial allowable derivative recording.

Subsequent to the initial allowable derivative recording, the increase in the fair value of the embedded derivative in the conversion feature of the convertible debenture is accrued as adjustments to the liabilities at March 31, 2007.

The expense relating to the increase in the fair value of the Company's stock, reflected in the change in the fair value of the derivative (noted above), is included as another comprehensive income item as unrealized gain or loss arising from convertible financing on the Company's balance sheet.

The following table summarizes the various components of the convertible debenture as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
Convertible debenture	$119,521	$107,808
Convertible debenture derivative	51,944	10,179
	171,465	117,987
Adjustment of convertible debenture derivative to fair value	95,556	137,321

Convertible debenture	(119,521)	(107,808)

Total	$147,500	$147,500

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

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007
(Unaudited)

NOTE 10 - SEGMENT INFORMATION

Nexia Holdings, Inc has identified three reportable segments in which it operates based on the services it provides using the guidelines set forth in SFAS No. 131, Information “Disclosures about Segments of an Enterprise and Related Information”. The reportable segments are as follows - a salon business providing services and retail sales (“Salon”); retail clothing stores (“Retail”), which is the Black Chandelier clothing manufacturing and retail sales operations; and the purchase, sale and rental of commercial real estate and all of the other general operations of the Company (“Real Estate & General).

Summarized financial information concerning reportable segments is shown in the following table:

		Period
		Ended			Real Estate
		March, 31	Salon	Retail	& General	Total

External revenues		2007	424,863	267,978	45,933	738,774
		2006	265,241	-	60,109	325,350

Intersegment revenues		2007	-	-	-	-
		2006	-	-	-	-

Net loss		2007	(20,350)	(252,061)	(970,801)	(1,243,212)
		2006	(10,690)	-	(222,258)	(232,948)

Total assets	March 31,	2007	373,766	395,904	3,559,721	4,329,391
(net of intercompany accounts)	December 31,	2006	415,627	704,577	3,614,431	4,734,635

NOTE 11 - SUBSEQUENT EVENTS

The due date for a note payable of $250,000, originally due on February 15, 2007, was extended to May 15, 2007. There are current negotiations to convert the note to a long-term two year note secured by real estate.

In April 2007, an additional $25,000 was drawn down on the line of credit from Chase Bank to cover expenses for the Company, and Nexia repaid $25,000 of the debt on April 4, 2007, leaving the current balance of $40,536.

The Company issued common stock for options exercised from April 1 to May 18, 2007 as follows:

225,000,000 common shares for options exercised - Issued to employees for past services for a value of $153,500.
45,000,000 common shares for options exercised - Issued to consultants for past services for a value of $29,500.
124,000,000 common shares for options exercised - Issued to contractors to reduce accounts payable for a value of $88,900.
394,000,000 total issued common stock for options exercised during the period for a total value of $271,900.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Cautionary Statement Regarding Forward-Looking Statements

The information herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of Nexia to continue its business strategy, changes in the real estate markets, labor and employee benefits, as well as general market conditions, competition, and pricing. Although Nexia believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in the Form 10-QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by Nexia or any other person that the objectives and plans of Nexia will be achieved.

General

Nexia's current operations consist of three principal areas: (1) operation on the design and retail operations of Black Chandelier fashion lines through the Company’s subsidiary Gold Fusion Laboratories, Inc. (GFL); (2) the operation of the Landis Lifestyle Salon through Nexia’s ownership interest in Landis, LLC and (3) the acquisition, leasing and selling of real estate. The following discussion examines Nexia's financial condition as a result of operations for the three month period ended March 31, 2007 and compares those results with the comparable periods in 2006.

Gold Fusion Laboratories Retail Operations

In August of 2006, Gold Fusion Laboratories, Inc., a 100% owned subsidiary of the Company, signed an asset purchase agreement with Diversified Holdings X, Inc. (DHX) to acquire the rights, assets, inventories and receivables of the Black Chandelier retail design and manufacturing operations. This acquisition closed on September 20, 2006.

Black Chandelier operations as of March 31, 2007 include four retail outlets operated under the Black Chandelier label, Trolley Square (Salt Lake City, Utah), Fashion Place Mall (Murray, Utah), The Shops at Riverwoods (Provo, Utah) and the Gateway shopping center (Salt Lake City, Utah) as well as the online shopping site, www.blackchandelier.com.

Gold Fusion had sales of $267,978 and a net loss from operations of $252,061 for the three months ended March 31, 2007.

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

Landis Salon has a single location in Salt Lake City, Utah and reported revenue of $424,863 during the three months ended March 31, 2007 compared to $265,241 for the same period in 2006. The increase in revenue of $159,622, or 60% came from the growth in customer base that Landis has achieved within its first year of operations.

Net losses for Landis operations were $20,350 for the three month period ended March 31, 2007 compared to $10,690 for the same period in 2006. The increase in losses for the first quarter of 2007 compared with 2006 was due to increased expenses resulting from the current expansion of Landis’ operations.

Additional information on the Landis Salon can be found on its website at www.landissalon.com.

 Real Estate Operations

Nexia's objective, with respect to real estate operations, is to acquire, through subsidiaries, properties which management believes to be undervalued and which Nexia is able to acquire with limited cash outlays. Nexia will consider properties anywhere within the continental United States. Nexia attempts to acquire such properties by assuming existing favorable financing and paying the balance of the purchase price with nominal cash payments or through the issuance of shares of common stock. Once such properties are acquired, Nexia leases them to primarily commercial tenants. Nexia also makes limited investments to improve the properties with the objective of increasing occupancy and cash flows. Management believes that, with limited improvements and effective management, properties can be sold at a profit within a relatively short period of time. Nexia currently operates three real estate subsidiaries: Wasatch Capital Corporation, Salt Lake Development Corporation and Kearns Development Corporation.

Nexia recorded rental revenues of $45,933 for the three months ended March 31, 2007, as compared to $60,109 for the comparable period in 2006. The decrease in the three month rental revenue of $14,176, or 24%, was due to the reduction in tenants in the rental properties held by the Company in 2007 compared to 2006.

Nexia had a loss from real estate operations of $33,269 for the three months ended March 31, 2007, compared to a loss of $95,275 for the comparable period in 2006. The decrease in the three month losses of $62,006, or 65%, is attributable to the reduction in mortgage interest from refinancing the Wasatch and Downtown mortgages. There was also a reduction in expenses from the sale of the Salt Lake Development building in April 2006.

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

Company Operations as a Whole:

Revenue

Gross revenue for the three month period ended March 31, 2007 was $738,774 as compared to $325,350 for the same period in 2006. The increase in the three month revenue of $413,424, or 127%, is due to inclusion of sales revenue from the operation of the Landis Salon in the sum of $424,863, an increase of $159,623 or 60% over Landis revenue from the first quarter of 2006 and the inclusion of $267,977 in revenue from the Black Chandelier operations of Gold Fusion Laboratories, Inc., which was acquired subsequent to the first quarter of 2006.

Operating Losses

Nexia recorded operating losses of $1,431,795 for the three month period ended March 31, 2007, compared to losses of $289,466 for the comparable period in the year 2006. The increase in three month operating losses of $1,142,329, or 395%, was the result of the increase in promotional marketing of Nexia stock of $206,625, stock subscriptions receivable expense of $434,410, increase in consulting fees of $132,000, increase in payroll expenses of $96,607 and $289,934 of expenses from Gold Fusion Laboratories, Inc. which was acquired after the first quarter of 2006. The Company had a decrease in legal fees of $13,217. There were also decreases in Wasatch, Kearns and Downtown of $7,833 from a decrease in utilities expenses, building repair and maintenance expenses.

Net Loss

Nexia recorded net losses of $1,243,212 for the three month period ended March 31, 2007, as compared to net losses of $232,948 for the comparable period in 2006. The increase in the three month net losses of $1,010,264, or 434%, compared to the same period in 2006, reported above, is attributable primarily to the operating expenses recognized from the Landis Salon operations, the addition of the Gold Fusion Laboratories, Inc. operations and other expenses described in “Operating Losses” paragraph above.

Nexia may not operate at a profit through fiscal 2007. Since Nexia's activities are tied to its ability to operate its retail operations and real estate properties at a profit, future profitability or its revenue growth tends to follow changes in the markets for these activities. There can be no guarantee that profitability or revenue growth can be realized in the future.

Expenses

General and administrative expenses for the three month period ended March 31, 2007, were $1,470,964 compared to $340,822 for the same period in 2006. The increase in three month expenses of $1,130,142, or 332%, was due primarily to an increase in Landis expenses of $109,285, the addition of Gold Fusion Laboratories, Inc. $230,389, increase in marketing stock expense $206,625, expense for option shares issued $434,410, increase in payroll expense of $96,607 and an increase in audit fees of $17,479.

Depreciation and amortization expenses for the three months ended March 31, 2007, were $51,902 compared to $43,766 for same period in 2006. The increase in the three month expense of $8,136, or 19%, was attributable primarily to the addition of Gold Fusion Laboratories, Inc. acquired in September of 2006.

Capital Resources and Liquidity

On March 31, 2007, Nexia had current assets of $633,939 and $4,329,391 in total assets compared to current assets of $1,022,549 and total assets of $4,734,635 as of December 31, 2006. Nexia had net working capital deficit of $1,495,484 at March 31, 2007, as compared to a net working capital deficit of $990,123 at December 31, 2006. The increase in working capital deficit of $505,361 is due primarily to the reduced fair market value of marketable securities, the sale of marketable securities, debenture derivatives becoming current and increased accounts payable to related parties and accrued liabilities. There was a decrease in inventory because the Company focused on discounting a large portion of old product. Prepaid expenses decreased by $135,000 when the Company’s prepaid consulting agreement was completed in the first quarter of 2007.

Cash used by operating activities was $104,367 for the three months ended March 31, 2007, compared to cash used by operating activities of $127,468 for the comparable three month period in 2006. The decrease in cash used of $23,101 was attributable to the expense of selling marketable securities, option shares issued for services, the reduction of prepaid expenses and accrued liabilities.

Net cash used in investing activities was $60,145 for the three months ended March 31, 2007, compared to net cash provided by investing activities of $9,406 for the three months ended March 31, 2006. The increase of cash used in the sum of $69,551 was attributable primarily to the purchase of marketable securities and fixed assets.

Cash provided by financing activities was $207,021 for the three months ended March 31, 2007, compared to cash used of $2,989 for the three months ended March 31, 2006. The increase of $210,010 was due primarily to the issuance of stock options for services and accounts payable to cover payroll and operating liabilities.

Nexia may experience occasional cash flow shortages due to debt service on real estate holdings and willingness to acquire properties with negative cash flow. To cover these shortages, Nexia may need to issue shares of its common stock in payment for services rendered. The Company is currently experiencing challenges with regard to cash flows. We are looking at several options to improve this situation, including having signed for an equity line of credit with Dutchess Private Equities Fund. The agreement with Dutchess provides that, following notice to Dutchess, Nexia may put to Dutchess up to $10 million in shares of our common stock for a purchase price equal to 95% of the lowest closing best bid price on the Over-the-Counter (“OTC”) Bulletin Board of our common stock during the five day period following that notice. The number of shares that we will be permitted to put pursuant to the agreement will be either: (a) 200% of the average daily volume of our common stock for the ten trading days prior to the applicable put notice, multiplied by the average of the three daily closing “best bid” prices immediately preceding the day we issue the put, or (b) $100,000; provided that in no event will the put amount be more than $1,000,000 with respect to any single put. (Best Bid is a defined term in the agreement as the highest posted bid price for the common stock.) In turn, Dutchess has indicated that it will resell the shares of common stock in the open market, resell our shares to other investors through negotiated transactions or hold our shares in its portfolio. These shares are made the subject of an SB-2 Registration Statement that has not yet been declared effective and for which the Company is currently drafting an SB-2 amendment.

Stock and Options To Employees and Contractors

Nexia’s subsidiary, Diversified Holdings I, Inc., relied on the issuance of Nexia stock under Nexia’s S-8 Registration Statement and 2006 Employee Benefit Plan and its 2007 Employee Benefit Plan for a large portion of employee salary payments during the first quarter of 2007. During the three month period ended March 31, 2007, the Company issued, pursuant to S-8 Registration Statements, 542,517,500 shares as compensation to sixteen (16) persons in exchange for services provided to the Company. These services/shares were valued at $975,773 and have been expensed in the current period. If the Company’s stock is sold for less than when it was issued, there will be an additional expense. If the stock is sold for more than when it was issued, there will not be an additional expense. The differences in values of the services/shares in future periods may be higher or lower than the $975,773 due to the shares being sold at a lower or higher price.

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

 PART II-OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

Since the filing of Nexia's 10-KSB for the period ended December 31, 2006, no material changes have occurred to the legal proceedings reported therein. For more information, please see Nexia's Form 10-KSB for the year ended December 31, 2006 filed April 19, 2007.

ITEM 2. UNREGISERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered shares sold during the period.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 27 of this Form 10-QSB, and are incorporated herein by this reference.
    (b)    Reports on Form 8-K During the period covered by this report, Nexia filed 0 Form 8-K reports.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18st day of May, 2007.

Nexia Holdings, Inc.

Date: May 18, 2007	By:	/s/ Richard Surber
Richard Surber President and Director

INDEX OF EXHIBITS

Exhibit No.	Exhibit Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company in Colorado, 1987. (Incorporated by reference to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).
3(i)(b)	*	Articles of Amendment to change the name of the Company. (Incorporated by reference to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).
3(i)(c)	*
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
February 1, 2007 Consulting Agreement with Target IR of Bigfork, Montana to provide services including marketing, strategic planning and financial matters for a period of one month in exchange for a cash payment in the sum of $50,000. (Incorporated by reference from the 10-KSB for the year ended December 31, 2006 filed by the Company on April 19, 2007.)

10(ii)	*
April 10, 2007 Consulting Agreement with Target IR of Bigfork, Montana to provide services including marketing, strategic planning and financial matters for a period of two months in exchange for a cash payment in the sum of $50,000. (Incorporated by reference from the 10-KSB for the year ended December 31, 2006 filed by the Company on April 19, 2007.)

31.1	33	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.
31.2	34	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.
32	35	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

99(i)	*
January 10, 2007 a Stock Option Agreement between the Company and Guy Cook granting 40,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2006 filed by the Company on April 19, 2007.)

99(ii)	*
January 10, 2007 a Stock Option Agreement between the Company and Cassandra Dean granting 10,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2006 filed by the Company on April 19, 2007.)

99(iii)	*
January 16, 2007 a Stock Option Agreement between the Company and Matthew Landis granting 10,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2006 filed by the Company on April 19, 2007.)

99(iv)	*
January 16, 2007 a Stock Option Agreement between the Company and Fredrick Hunzeker granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2006 filed by the Company on April 19, 2007.)

99(v)	*
January 16, 2007 a Stock Option Agreement between the Company and Sean Pasinsky granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2006 filed by the Company on April 19, 2007.)

99(vi)	*
January 16, 2007 a Stock Option Agreement between the Company and Richard Smith granting 30,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2006 filed by the Company on April 19, 2007.)

99(vii)	*
January 17, 2007 a Stock Option Agreement between the Company and Ralph Nagasawa granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2006 filed by the Company on April 19, 2007.)

99(viii)	*
January 18, 2007 a Stock Option Agreement between the Company and Taylor Gourley granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2006 filed by the Company on April 19, 2007.)

99(ix)	*
January 24, 2007 a Stock Option Agreement between the Company and Mark Baumann granting 30,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2006 filed by the Company on April 19, 2007.)

99(x)	*
January 25, 2007 a Stock Option Agreement between the Company and Paul Cramman granting 30,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2006 filed by the Company on April 19, 2007.)

99(xi)	*
February 1, 2007 a Stock Option Agreement between the Company and Jared Gold granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2006 filed by the Company on April 19, 2007.)

99(xii)	*
February 1, 2007 a Stock Option Agreement between the Company and Andrew Dunham granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2006 filed by the Company on April 19, 2007.)

99(xiii)	*
February 22, 2007 a Stock Option Agreement between the Company and Andrew Dunham granting 37,517,500 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2006 filed by the Company on April 19, 2007.)

99(xiv)	*
February 22, 2007 a Stock Option Agreement between the Company and Logan Fast granting 10,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2006 filed by the Company on April 19, 2007.)

99(xv)	*
March 20, 2007 a Stock Option Agreement between the Company and Lee Baumann granting 50,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xvi)	*
March 20, 2007 a Stock Option Agreement between the Company and Andrew Dunham granting 40,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xvii)	*
March 20, 2007 a Stock Option Agreement between the Company and Pamela Kushlan granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xviii)	*
March 20, 2007 a Stock Option Agreement between the Company and Michael Golightly granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2006 filed by the Company on April 19, 2007.)

Subsequent Events

99(xix)	*
April 2, 2007 a Stock Option Agreement between the Company and Robert Stevens granting 19,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2006 filed by the Company on April 19, 2007.)

99(xx)	*
April 2, 2007 a Stock Option Agreement between the Company and Cassandra Dean granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2006 filed by the Company on April 19, 2007.)

99(xxi)	*
April 2, 2007 a Stock Option Agreement between the Company and Richard Smith granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2006 filed by the Company on April 19, 2007.)

99(xxii)	*
April 2, 2007 a Stock Option Agreement between the Company and Jared Gold granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2006 filed by the Company on April 19, 2007.)

99(xxiii)	*
April 2, 2007 a Stock Option Agreement between the Company and Ralph Nagasawa granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2006 filed by the Company on April 19, 2007.)

99(xxiv)	*
April 2, 2007 a Stock Option Agreement between the Company and Sean Pasinsky granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2006 filed by the Company on April 19, 2007.)

99(xxv)	*
April 2, 2007 a Stock Option Agreement between the Company and John Mortensen granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2006 filed by the Company on April 19, 2007.)

99(xxvi)	*
April 2, 2007 a Stock Option Agreement between the Company and Fredrick Hunzeker granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2006 filed by the Company on April 19, 2007.)

99(xxvii)	*
April 4, 2007 a Stock Option Agreement between the Company and Matthew Landis granting 50,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2006 filed by the Company on April 19, 2007.)

99(xxviii)	*
April 4, 2007 a Stock Option Agreement between the Company and John Mortensen granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the year ended December 31, 2006 filed by the Company on April 19, 2007.)

99(xxix)	36
April 12, 2007 a Stock Option Agreement between the Company and Chris Cottone granting 20,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxx)	38
April 17, 2007, a Stock Option Agreement between the Company and Ashley Haak, granting 10,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxxi)	40
April 17, 2007, a Stock Option Agreement between the Company and Andrew Pitts, granting 10,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxxii)	42
April 17, 2007, a Stock Option Agreement between the Company and Morgen Swenson, granting 10,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxxiii)	44
April 17, 2007, a Stock Option Agreement between the Company and Rachael Domingo, granting 10,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxxiv)	46
April 18, 2007, a Stock Option Agreement between the Company and Michael Martinez, granting 10,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxxv)	48
April 26, 2007, a Stock Option Agreement between the Company and Jared Gold, granting 25,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxxvi)	50
April 26, 2007, a Stock Option Agreement between the Company and Sean Pasinsky, granting 25,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxxvii)	52
April 26, 2007, a Stock Option Agreement between the Company and Rocco Liebsch, granting 25,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xxxviii)	54
April 27, 2007, a Stock Option Agreement between the Company and Russ Coover, granting 20,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.