Form 10QSB
period 2007-06-30
NEXIA HOLDINGS INC
filed 2007-08-20
CIK 833209

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 FORM 10-QSB

  (Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

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
            Yes X  No

Indicate by check mark whether the registrant is a shell company.     Yes  [  ]     No  [X]

The number of outstanding shares of the issuer's common stock, $0.0001 par value, as of August 17, 2007 was 3,765,995,086.

NEXIA HOLDINGS, INC.

PART I - FINANCIAL INFORMATION	PAGE
ITEM 1. FINANCIAL STATEMENTS	3

Condensed Consolidated Balance Sheets (Unaudited)	4-5

Condensed Consolidated Statements of Operations (Unaudited)	6

Condensed Consolidated Statements of Cash Flows (Unaudited)	7-8

Notes to the Condensed Consolidated Financial Statements (Unaudited)	9-12

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS	13

ITEM 3. CONTROLS AND PROCEDURES	18
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	19

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

ITEM 5. OTHER INFORMATION	20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	20

SIGNATURES	21

INDEX TO EXHIBITS	22-24

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Nexia" refers to Nexia Holdings, Inc., a Nevada corporation, its subsidiary corporations and predecessors unless otherwise indicated. The accompanying unaudited, condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles in the United States of America. These condensed financial statements should be read in conjunction with the annual financial statements included in our annual report on Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
ASSETS	2007	2006

CURRENT ASSETS

Cash	$106,457	$124,158
Accounts and notes receivable, trade - net of allowance
for doubtful accounts of $91,036 and $103,732, respectively	21,387	32,841
Accounts receivable - related parties	32,804	42,887
Notes receivable - net of allowance for doubtful accounts
of $90,000 and $90,000, respectively	-	10,142
Inventory	332,358	370,639
Prepaid expenses	73,039	207,167
Investment in marketable equity securities - available for sale	63,935	265,532
TOTAL CURRENT ASSETS	629,980	1,053,366

PROPERTY AND EQUIPMENT, net of $859,590 and $796,483
of accumulated depreciation, respectively	3,107,063	3,033,228
LAND	633,520	633,520
OTHER ASSETS
Loan costs, net	42,007	43,958
Trademarks	1,380	1,380

TOTAL ASSETS	$4,413,950	$4,765,452

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Continued)
(Unaudited)

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS' DEFICIT	2007	2006

CURRENT LIABILITIES
Accounts payable	$703,455	$765,059
Accounts payable - related parties	153,699	44,032
Accrued liabilities	710,326	613,169
Accrued interest - related parties	98,139	-
Refundable deposits	15,892	15,892
Convertible debenture	191,621	197,494
Current maturities of long-term debt	605,465	420,814
Current maturities of long-term debt - related parties	137,798	176,025

TOTAL CURRENT LIABILITIES	2,616,395	2,232,485

LONG-TERM LIABILTIES
Long-term debt, net of current portion	2,181,668	2,196,580
Long-term debt - related parties, net of current portion	437,000	437,000

TOTAL LONG-TERM LIABILITIES	2,618,668	2,633,580

TOTAL LIABILITIES	5,235,063	4,866,065

MINORITY INTEREST	90,733	91,344

STOCKHOLDERS' DEFICIT
Preferred Series A stock-$0.001 par value; 10,000,000
shares authorized; 150,000 shares oustanding	150	150
Preferred Series B stock - $0.001 par value; 10,000,000
shares authorized; 10,000,000 shares outstanding	10,000	10,000
Preferred Series C stock - $0.001 par value; 5,000,000
shares authorized; 190,500 shares outstanding	191	191
Common stock - $0.0001 par value; 50,000,000,000 shares
authorized; 2,108,995,086 shares and 811,476,885 shares
outstanding, respectively	210,900	81,148
Additional paid-in capital	16,779,617	15,602,504
Treasury stock, 0 shares and 1,469 shares, respectively, at cost	-	(100,618)
Accumulated other comprehensive income	10,907	219,585
Accumulated deficit	(17,923,611)	(16,004,917)

TOTAL STOCKHOLDERS' DEFICIT	(911,846)	(191,957)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,413,950	$4,765,452

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
REVENUE
Sales - Salon and Retail	$693,213	$322,746	$1,386,054	$587,987
Rental revenue	46,397	42,361	92,330	88,565
TOTAL REVENUE	739,610	365,107	1,478,384	676,552
COST OF REVENUE
Cost of sales - Salon and Retail	361,724	122,410	772,446	226,713
Cost associated with rental revenue	66,412	20,037	88,984	80,890
Depreciation and amortization on rentals	21,347	18,580	45,779	51,039
TOTAL COST OF REVENUE	449,483	161,027	907,209	358,642
GROSS PROFIT	290,127	204,080	571,175	317,910
EXPENSES
General and administrative expense	901,392	850,271	2,372,357	808,528
Consulting fees	61,237	3,000	234,180	374,660
Depreciation expense	32,386	13,265	59,856	24,572
Interest expense associated with rental revenue	37,388	13,379	78,854	75,451
TOTAL EXPENSES	1,032,403	879,915	2,745,247	1,283,211
OPERATING LOSS	(742,276)	(675,835)	(2,174,072)	(965,301)
OTHER INCOME (EXPENSE)
Interest expense	(107,895)	(3,102)	(178,369)	(17,474)
Amortization of discounts on convertible debenture	(10,713)	(10,713)	(21,426)	(21,426)
Gain (loss) on sale of marketable securities	(4,746)	2,306,950	295,727	2,301,967
Loss on disposal of assets	(250)	(72,787)	(250)	(73,746)
Other income	2,945	17,408	12,392	18,063
TOTAL OTHER INCOME (EXPENSE)	(120,659)	2,237,756	108,074	2,207,384
INCOME (LOSS) BEFORE MINORITY INTEREST	(862,935)	1,561,921	(2,065,998)	1,242,083
MINORITY INTEREST IN (INCOME) LOSS OF
CONSOLIDATED SUBSIDIARIES	(5,449)	27,382	(2,834)	36,015
INCOME (LOSS) FROM CONTINUING OPERATIONS	(868,384)	1,589,303	(2,068,832)	1,278,098
LOSS FROM DISCONTINUED OPERATIONS	-	(31,850)	-	(31,850)

NET INCOME (LOSS)	$(868,384)	$1,557,453	$(2,068,832)	$1,246,248

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Continuing Operations	$-	$-	$-	$-
Discontinued Operations Net loss per share	-	-	-	-
Net Income (Loss)	$-	$-	$-	$-

WEIGHTED-AVERAGE SHARES OUTSTANDING	1,778,082,998	398,283,274	1,429,373,661	379,276,202

COMPREHENSIVE INCOME (LOSS)
Net Income ( Loss)	$(868,384)	$1,557,453	$(2,068,832)	$1,246,248
Change in unrealized value of marketable securities	21,710	549,929	208,678	488,221

Comprehensive Income (Loss)	$(846,674)	$2,107,382	$(1,860,154)	$1,734,469

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,068,832)	$1,246,248
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for doubtful accounts receivable	(12,696)	(1,000)
Change in minority interest	(611)	3,474
Depreciation and amortization expense	107,101	81,556
Depreciation expense capitalized in inventory	24,979	-
Issued common stock for services	298,220	73,198
Expense stock sales at values lower than
stock issue values	540,862	-
Stock issued in 2003 returned and cancelled	-	(11,800)
Loss on disposal of assets	11	73,746
Gain on sale of assets		119,459
Prepaid expense	-	(2,041,000)
Changes in operating assets and liabilities:	27,198	-
Accounts receivable	10,083	14,197
Accounts receivable - related parties	38,281	2,752
Inventory	134,128	1,037
Prepaid expense	199,161	(9,515)
Accounts payable	109,667	(136)
Accounts payable - related parties	97,120	(25,402)
Accrued liabilities	98,176	53,372
Net cash used in operating activities	(397,152)	(419,814)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of real estate	-	872,331
Sale of marketable securities	25,991	110,782
Purchase of marketable securities	(33,072)	-
Purchase of property, plant and equipment	(202,164)	(33,073)
Net cash provided by (used in) investing activities	(209,245)	950,040

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)

	For the Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(176,579)	(49,546)
Proceeds from the issuance of short-term debt	197,672	-
Payoff note payable, sale of commercial property	-	(545,071)
Payoff note payable, sale of condominium	-	(25,065)
Collection of stock subscriptions receivable	567,603	67,488
Net cash provided by financing activities	588,696	(552,194)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,701)	(21,968)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	124,158	160,440
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$106,457	$138,472
SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$90,092	$113,414

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Stock sales at values lower than stock issue values	$540,862	-
Stock issued in 2003 returned and cancelled	-	$(11,800)
Common stock issued for subscriptions receivable	$960,129	$182,250
Common stock issued to vendors and applied on accounts payable	$143,250	-
Conversion of debenture to common stock	$27,300	-

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Nexia Holdings, Inc. and Subsidiaries (the Company or Nexia) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the three and six months ended June 30, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007 or for any other period.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued interpretation no. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and Statements of Financial Accounting Standards (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently in the process of determining the effect, if any, the adoption of FIN 48 will have on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 provides accounting guidance on the definition of fair value and establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We plan to adopt the provisions of SFAS 157 on April 1, 2008 and we are currently assessing the impact of the adoption of SFAS 157 on our results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159).  SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for financial statements issued for fiscal year beginning after November 15, 2007.  We are currently assessing the impact of adopting SFAS 159 on our results of operations and financial condition.

NOTE 3 – BUSINESS CONDITION

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through June 30, 2007 of $17,923,611 which raises substantial doubt about the Company’s ability to continue as a going concern. This represents an increase in the cumulative operating loss of $868,384 for the quarter ended June 30, 2007. The Company had a negative working capital balance at June 30, 2007 of $1,986,415.

Revenue has not been sufficient to cover the Company’s operating costs. Management’s plans to enable the Company to continue as a going concern include the following:

•     Increase retail sales of Landis, LLC and Gold Fusion Laboratories, Inc.
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

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

NOTE 4 - COMMON STOCK

The Company issues options to employees and outside contractors for services.  The options are immediately exercised in a “cashless” transaction with a floating exercise price usually set at 75% of the market price on the sale date.  The remaining 25% from the proceeds of the sale of the stock is expensed as compensation or professional fees.  The Company receives the exercise price which is not definitively determinable until the employee or service provider sells the shares underlying the option or pays the exercise price because of the volatility of the Company’s stock price upon which the exercise price is based.  In accordance with SFAS No. 123 (R), the value of the options immediately granted and exercised have a value equal to the intrinsic or market value on the date of sale.

During the six months ended June 30, 2007, the Company issued 1,297,517,500 shares of common stock, pursuant to the Company’s S-8 registration statement, valued at $1,381,673. 1,207,517,500 of the above shares were issued as option shares to employees or other contractors with a value of $1,350,173 in exchange for services rendered.  The $1,350,173 was recorded as an increase in common stock for par value and the balance in additional paid in capital.  The receipt of cash for stock subscriptions receivable was $569,403.  The amount recorded as expense was $540,862.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company's long-term debt to related parties consisted of the following notes payable at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Unsecured note payable to the president and CEO of the
Company bearing interest at 24% with annual payments
of $50,000 plus accrued interest on June 20 of each year.
All Principal and interest are payable by November 20, 2011	$250,000	$250,000

Unsecured note payable to the president and CEO of the
Company bearing interest at 20%, and all principal and
interest are payable by September 30, 2007	-	15,000

Unsecured note payable to the president and CEO of the
Company bearing interest at 20%, and all principal and
interest are payable by September 30, 2007	-	20,000

Unsecured note payable to the president and CEO of the
Company bearing interest at 20%, and all principal and
interest are payable by September 30, 2007	27,798	31,025
Total notes payable to the president and CEO of the Company	277,798	316,025

Unsecured note payable to DHX, Inc., a corporation owned
by the president and CEO of the Company, bearing
interest at 24% with annual payments of $60,000 on
September 18 of each year through September 18, 2011, and
all accrued interest is payable with the final principal payment	297,000	297,000
Total debt - Related Parties	574,798	613,025
Less current portion	(137,798)	(176,025)
Total long-term debt - Related Parties	$437,000	$437,000

NOTE 6 - INVESTMENT IN MARKETABLE EQUITY SECURITIES

The following is a summary of the Company's investment in available-for-sale securities as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Cost	$53,028	$45,947
Gross unrealized gains	27,463	225,453
Gross unrealized losses	(16,556)	(5,868)
Fair Market Value	$63,935	$265,532

Changes in the unrealized loss on available-for-sale securities during the six months ended June 30, 2007 are as follows:

For the Six Months
Ended June 30, 2007
Beginning balance	$219,585
Increase in unrealized holding losses	(208,678)
Ending balance	$(10,907)

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

NOTE 7 – CONSULTING CONTRACTS

On June 1, 2006, Nexia signed consulting contracts with three investor relations or consulting firms, one in the U.S.A. and two in the People’s Republic of China.  Compensation for these services was China Fruits Corporation (CHFR), formerly Diversified Financial Resources Corporation (DVFF) unrestricted 20,000,000 shares of common stock valued at $2,400,000. Nexia recorded a prepaid amount of $2,400,000 at the same time they transferred the stock.  $2,265,000 and $135,000 were expensed in 2006 and the quarter ended March 31, 2007, respectively.  There was no prepaid consulting fee expense as of June 30, 2007.

NOTE 8 - CONVERTIBLE DEBENTURE AND RESTATEMENT OF FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2006

In July 2007, the Company changed its method of accounting for convertible debentures that require the issuance of a variable number of shares at a fixed monetary amount known at inception from being accounted for as a derivative liability To being accounted for as a non-derivative liability under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  Financial statements for all prior periods have been restated to reflect the new accounting method.

NOTE 9 – SEGMENT INFORMATION

Nexia has identified three reportable segments in which it operates based on the services it provides using the guidelines set forth in SFAS No. 131, Information Disclosures about Segments of an Enterprise and Related Information.  The reportable segments are as follows – a salon business providing services and retail sales (Salon); retail clothing stores (Retail), which is the Black Chandelier clothing manufacturing and retail sales operations; and the purchase, sale and rental of commercial real estate and all of the other general operations of the Company (Real Estate & General).

Summarized financial information concerning reportable segments is shown in the following table:

	Six Months
	Ended:
	June 30,	Salon	Retail	Rental	Total

External revenues	2007	$899,999	$486,056	$104,721	$1,490,776
	2006	588,154	-	2,108,428	2,696,582
Intersegment revenues	2007	-	-	60,034	60,034
	2006	-	-	-	-
Net income (loss)	2007	(8,942)	(532,315)	(1,527,575)	(2,068,832)
	2006	(17,350)	-	1,263,598	1,246,248
Total assets (net of intercompany)	2007	427,594	375,531	3,610,825	4,413,950
	December 31, 2006	415,627	704,577	3,645,248	4,765,452

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

NOTE 10 – SUBSEQUENT EVENTS

The summary of stock issued subsequent to June 30, 2007 is as follows:

	Common shares for options exercised -	Value of stock
Issued to employees for compensation	714,000,000	$226,600
Issued to contractors for services	140,000,000	51,000
Issued to vendors to releave accounts payable	175,000,000	45,000
	1,029,000,000	$322,600

On July 25 2007, the Company authorized the delivery to a shareholder of 122,000,000 shares of common stock  in partial satisfaction of 24% Series A senior subordinated convertible redeemable debenture payable to the shareholder.  The debenture has a face value of $200,000 and was originally issued in November 2004.  The conversion rate for the debenture is equal to 70% of the market value of common stock at the time of conversion and a shareholder has converted $25,620 of the value of the debenture.

In July 2007, the Company issued 60,000 shares of the Corporation’s Series C Preferred Stock  to the designee of NFC Escrow Holdings Corp. as a partial payment for the services contracted for in May 2007.  The contract provides for the delivery of a total of 240,000 shares of the series C Preferred Stock to NFC in exchange for services provided to the Company.

In July 2007, the Company entered into an agreement to acquire 100% ownership of Newby Salons, L.L.C., a Utah limited liability company that owned and operated the Reflections Hair & Image Studio, located in Bountiful, Utah from an accredited investor in exchange for 60,000 shares of Series C Preferred Stock.  The previous owner has entered into an agreement to provide management and marketing services to Nexias’ salon operations as an employee with an annual salary of $150,000 contingent upon achieving certain financial benchmarks.

In August 2007, the Company issued 156,000,000 shares of the common stock in partial satisfaction of the payable held by a shareholder. The debenture has a face value of $200,000 and was originally issued in November 2004.  The conversion rate for the debenture is equal to 70% of the market value of common stock at the time of conversion, and the shareholder has converted $25,480 of the value of the debenture.

In August 2007, the Company set up an agreement for promotional marketing of Nexia’s stock with QualityStocks.net for 500,000,000 shares of Nexia’s restricted common stock.  The agreement provides for press releases, sponsorship newsletters, audio interviews and broadcasts.

In July 2007, Downtown Development Corporation, a subsidiary of Nexia, signed a lease for 4,500 square feet of commercial property to a retailer in Salt Lake City, Utah.  The lease has a one year term beginning September 1, 2007 and provides for monthly rental in the sum of $3,563. The lease has two, three-year extension options.

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

GENERAL

Nexia's operations are: (1) the operation of the Company’s subsidiary Gold Fusion Laboratories, Inc. (GFL) dba Black Chandelier, a design fashion line with retail outlets; (2) the operation of the Landis Lifestyle Salon and the Newby Salon through Nexia’s ownership interest in Landis, LLC, and seeking additional  salon operations and (3) the continued acquisition, leasing and selling of real estate. The following discussion examines Nexia's financial condition as a result of operations for the three and six month periods ended June 30, 2007 and compares those results with the comparable periods in 2006:

RETAIL OPERATIONS

In August of 2006, Gold Fusion Laboratories, Inc., a 100% owned subsidiary of the Company, signed an asset purchase agreement with Diversified Holdings X, Inc. (DHX) to acquire the rights, assets, inventories and receivables of Black Chandelier, retail, design and manufacturing operations.  This acquisition closed on September 20, 2006.

Black Chandelier operations as of June 30, 2007 consist of four retail outlets operated under the Black Chandelier label: Trolley Square (Salt Lake City, Utah), Fashion Place Mall (Murray, Utah), The Shops at Riverwoods (Provo, Utah) and the Gateway shopping center (Salt Lake City, Utah) as well as the online shopping site, www.blackchandelier.com.

Gold Fusion had net sales of $218,077 and $486,055 for the three and six months ended June 30, 2007.  They also had net losses from operations of $280,254 and $532,315 for the three and six months ended June 30, 2007.

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

SALON OPERATIONS

Nexia currently owns 85% of Landis, LLC (Landis).  Landis operates an AvedaTM lifestyle salon that features AvedaTM products in its services and for sale to the public (see: www.aveda.com).

Landis Salon has a single location in Salt Lake City, Utah and reported revenue of $475,136 and $899,999 during the three and six months ended June 30, 2007 compared to $322,746 and 587,987 for the same periods in 2006. The increase in revenue of $152,390 and $312,012, or 47% and 53% respectively, came from the growth in customer base that Landis has achieved within its first year and a half of operations.

Net income (loss) for Landis operations were $29,292 and ($8,942) for the three and six month periods ended June 30, 2007 compared to ($6,660) and ($17,350) for the same periods in 2006.  The decrease in losses for the first two quarters of 2007 compared with 2006 was due to increased sales while better managing operating expenses.

Additional information on the Landis Salon can be found on its website at www.landissalon.com.

Subsequent Event

On July 31, 2007, the Company entered into an agreement to acquire 100% ownership of Newby Salons, L.L.C., a Utah limited liability company that owned and operated the Reflections Hair & Image Studio, located at 3379 South Orchard Drive, Bountiful, Utah from Anthony Newby and Brooke Newby in exchange for 60,000 shares of Series C Preferred Stock.  The agreement provides the Company with a second operating salon, already exclusively using AvedaTM products and offering them for retail sale to the public.  Anthony Newby has entered into an employee agreement to provide management and marketing services to all of the salon operations held by the Company.  Reflections will be re-branded as a Landis Concept Salon by October 1, 2007.

REAL ESTATE OPERATIONS

Nexia's objective, with respect to real estate operations, is to acquire, through subsidiaries, properties which management believes to be undervalued and which Nexia is able to acquire with limited cash outlays. Nexia will consider properties anywhere within the continental United States. Nexia attempts to acquire such properties by assuming existing favorable financing and paying the balance of the purchase price with nominal cash payments or through the issuance of shares of common stock. Once such properties are acquired, Nexia leases them to primarily commercial tenants. Nexia also makes limited investments to improve the properties with the objective of increasing occupancy and cash flows. Management believes that, with limited improvements and effective management, properties can be sold at a profit within a relatively short period of time.  Nexia currently operates three real estate subsidiaries: Wasatch Capital Corporation (WCC), Downtown Development Corporation (DDC) and Kearns Development Corporation (KDC).

Nexia recorded rental revenues of $46,397 and $92,330 for the three and six months ended June 30, 2007,  repsecitvely, as compared to $42,361 and $88,565 for the comparable period in 2006, respectively. The increase in the three and six month rental revenue of $4,036 and 3,765, or 10% and 4%, respectively, was due to the new lease agreements with higher monthly payments from two customers of DDC.

Nexia had a loss from real estate operations of $28,028 and $61,297 for the three and six months ended June 30, 2007, respectively, compared to a loss of $9,635 and $118,815 for the comparable periods in 2006, respectively. The increase in the three month loss of $18,393 and the decrease in the six month loss of $57,518, or 191% and 48% respectively, is attributable to the reduction in mortgage interest from refinancing the WCC and DDC mortgages.  In addition, DDC reduced expenses on the Salt Lake Development building in April 2006 when it was sold at a large loss during the second quarter of 2006.

Nexia will continue efforts to achieve profitability and positive cash flow by increasing occupancy and rental income from those properties currently held and to seek new investment opportunities as they are located and evaluated. Accordingly, Nexia hopes to not only minimize any real estate cash flow deficit, but also generate sufficient cash to record a substantial profit upon property disposition.

Subsequent Event

Subsequent to the end of the quarter ended June 30, 2007, DDC signed a lease with Hard 8 Powersports LLC to lease 4,500 square feet of space of the property located at 1370 South State Street, Salt Lake City, Utah.  The lease has a one year term beginning September 1, 2007 and provides for monthly rental in the sum of $3,562.50. The lease provides for two three-year options to extend the term of the lease.

COMPANY OPERATIONS AS A WHOLE:

Revenue

Gross revenue for the three and six month periods ended June 30, 2007, was $739,610 and $1,478,384, respectively, as compared to $365,107 and $676,552 for the same periods in 2006. The increase in the three and six months revenue of $374,503 and $801,832, or 103% and 119% respectively, is due to inclusion of sales revenue from the operation of the Landis Salon in the sum of $899,999, an increase of $312,012 or 53% over Landis revenue from the first six months of 2006 and the inclusion of $486,055 in revenue from the Black Chandelier operations of Gold Fusion Laboratories, Inc., which was acquired subsequent to the second quarter of 2006.

Operating Losses

Nexia recorded operating losses of $742,276 and $2,174,072 for the three and six month periods ended June 30, 2007, compared to losses of $675,835 and $965,301 for the comparable periods in the year 2006. The increase in three and six month operating losses of $66,441 and $1,208,771, or 10% and 125% respectively, was the result of the increases in promotional marketing of Nexia stock of $329,202, stock subscriptions receivable expense of $543,201 and operating loss of $468,093 from Gold Fusion Laboratories, Inc. which was acquired after the second quarter of 2006.

Net Income or Losses

Nexia recorded net losses of $868,384 and $2,068,832 for the three and six month periods ended June 30, 2007, as compared to net income of $1,589,303 and $1,278,098 for the comparable periods in 2006. The increase in the three and six month net losses of $2,457,687 and $3,346,930, or 155% and 262% respectively, compared to the same periods in 2006, reported above, is attributable primarily to the gain recognized on marketable securities of $2,306,950 in 2006 which was not realized in 2007.  The stock received for past services in the form of China Fruits stock contributed $2,400,000 to income during 2006. There was no similar receipt of investment securities during the first six months of 2007.  Other factors affecting the change were operating expenses recognized from the Landis Salon operations, the addition of the Gold Fusion Laboratories, Inc. operations and other expenses described in “Operating Losses” paragraph above.

Nexia may not operate at a profit through fiscal 2007. Since Nexia's activities are tied to its ability to operate its retail operations and real estate properties at a profit, future profitability or its revenue growth tends to follow changes in the markets for these activities. There can be no guarantee that profitability or revenue growth will be realized in the future.

Expenses

General and administrative expenses for the three and six month periods ended June 30, 2007, were $901,392 and $2,372,357 compared to $850,271 and $808,528 for the same periods in 2006. The increase in three and six months expenses of $51,121 and $1,563,829, or 6% and 193% respectively, resulted from the addition of Gold Fusion Laboratories, Inc. expenses of $523,583, an increase in Nexia’s marketing stock expense of $329,202, expense for Nexia option shares issued of $543,201, increases in payroll expense (excluding Gold Fusion) of $88,533 and an increase in accounting for taxes (including the fees for preparation of federal and state income tax returns for the Company) and audit fees for Nexia of $116,806.  The remaining difference was a decrease to various expenses of $37,496.

Depreciation and amortization expenses for the three and six months ended June 30, 2007, were $53,733 and $105,635 compared to $31,845 and $75,611 for same periods in 2006. The increase in the three and six month expenses of $21,888 and $30,024, or 51% and 31% respectively, was attributable primarily to the addition of depreciable equipment held by Gold Fusion Laboratories, Inc. acquired in September of 2006.

Capital Resources and Liquidity

On June 30, 2007, Nexia had current assets of $629,980 and $4,413,950 in total assets compared to current assets of $1,053,366 and total assets of $4,765,452 as of December 31, 2006. Nexia had net working capital deficit of $1,986,415 at June 30, 2007, as compared to a net working capital deficit of $1,179,119 at December 31, 2006. The increase in working capital deficit of $807,296 is due primarily to the reduced fair market value of marketable securities, the sale of marketable securities, and increased accounts payable to related parties and accrued liabilities.  There was a decrease in inventory because the Company focused on discounting a large portion of old product.  Prepaid expenses decreased by $135,000 when the Company’s prepaid consulting agreement was completed in the first quarter of 2007.

Cash used by operating activities was $397,152 for the six months ended June 30, 2007, compared to cash used by operating activities of $419,814 for the comparable six month period in 2006. The increase in cash used of $22,662 was attributable to the additional prepaid expenses in 2006, option shares issued for services, a reduction of inventory and an increase accounts payable and accrued liabilities.

Net cash used in investing activities was $209,245 for the six months ended June 30, 2007, compared to net cash provided by investing activities of $950,040 for the six months ended June 30, 2006. The increase of cash used in the sum of $1,159,285 was attributable primarily to the purchase of marketable securities and fixed assets.  In 2006 there was additional cash provide from the sale of commercial and residential real estate.  In 2006 there was also a greater amount of cash provided from the sale of marketable securities.

Cash provided by financing activities was $588,696 for the six months ended June 30, 2007, compared to cash used of $552,194 for the six months ended June 30, 2006. The increase of $1,140,890 was due primarily to the issuance of stock options for services and accounts payable to cover payroll and operating liabilities.  In 2006 a mortgage liability was paid off along with the sale of the property.

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

Stock and Options To Employees and Contractors

Nexia’s subsidiary, Diversified Holdings I, Inc. relied on the issuance of Nexia stock under Nexia’s S-8 Registration Statement and 2006 Employee Benefit Plan and its 2007 Employee Benefit Plan for a large portion of employee salary payments during the first six months of 2007.  During the six month period ended June 30, 2007, the Company issued, pursuant to S-8 Registration Statements, 1,207,517,500 shares as compensation to twenty seven (27) persons in exchange for services provided to the Company.  These services/shares were valued at $1,350,173 and have been expensed in the current period.  If the Company’s stock is sold for less than when it was issued, there will be an additional expense. If the stock is sold for more than when it was issued, there will not be an additional expense.  The differences in values of the services/shares in future periods may be higher or lower than the $1,350,173 due to the shares being sold at a lower or higher price.

Debenture Conversion

Joseph Corso, Jr., the holder of a debenture issued by the Company on November 1, 2004, converted a portion of that obligation into common stock of the Company on June 27, 2007.  The debenture had an original face value of $200,000, had an interest rate of 24% per annum and a maturity date of November 1, 2007.  He converted $31,500 of the obligation into 90,000,000 shares of common stock.  Conversion rights under the debenture are calculated at 70% of the average of the closing price for the shares on the three days prior to receipt of the notice of conversion.

Subsequent to the end of the quarter Mr. Corso has on two separate occasions exercised his right to convert the obligations represented by the debenture into common stock, on July 25, 2007 he converted approximately $25,620 into 122,000,000 shares and on August 9, 2007 he converted approximately $25,480 into 156,000,000.

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

Hair Salon

The operations of Landis salons are subject to normal government regulation at the federal, state and local level. Landis must comply with governmental regulation regarding employment, wages, access for handicapped and disabled persons and other laws, rules, regulations and ordinances. Although there are no anticipated changes in existing local, state or federal regulations, if changes should occur, Landis Salon operations would adapt to such new regulations without any significant effect on revenues or operations. However, no assurances can be made that compliance or failure to comply with future regulations will not have a materially adverse effect on the business, operating results or financial situation of Landis.

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

Retail Fashion

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

ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

    As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive  Officer  who is also the  Chief  Financial  Officer, of the Company's disclosure controls  and  procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934  Act.

    A  material weakness is a control deficiency, or a combination of control deficiencies, that results in there being more than a remote  likelihood  that  a  material  misstatement  of  the  annual  or interim financial  statements will not be prevented or detected. Material weakness identified at June 30, 2007 was as follows:

    Our financial reporting and control system lacks sufficient personnel with skills, training and familiarity with technical accounting pronouncements sufficient to accurately and timely prepare our financial statements and related disclosures.  It has been determined that our treatment of convertible debentures as derivatives was incorrect and required an adjusted and restatement of prior information.  In addition, disclosure tables have occasionally failed to agree with the face of the balance sheet and statement of operations.  Also, several items on the statement of cash flows were not properly classified as Non-cash. Finally, the presentation and order of the statements of operations and comprehensive income was not organized in accordance with US GAAP and was missing proper earnings per share disclosures.

    We recently failed to properly account for two immaterial adjustments for accruing gift card liabilities and accompanying expense and failing to depreciate leasehold improvements acquired during the second quarter of 2007.

 PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Since the filing of Nexia's 10-KSB for the period ended December 31, 2006 and its 10-QSB for the period ended March 31, 2007, no material changes have occurred to the legal proceedings reported therein. For more information, please see Nexia's Form 10-KSB for the year ended December 31, 2006 filed April 19, 2007 and its Form 10-QSB for the quarter ended March 31, 2007 filed May 21, 2007.

ITEM 2. UNREGISERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 27, 2007, the Company authorized the delivery to Mr. Joseph Corso, Jr. Ninety Million (90,000,000) shares of common stock of the Company stated par value of $0.0001.  The issuance represents approximately 4.9% of the then issued and outstanding 2,108,995,086 shares of common stock of the Company.  The issuance was carried out in partial satisfaction of the “24% Series A Senior Subordinated Convertible Redeemable Debenture Due November 1, 2007” held by Mr. Corso The debenture has a face value of $200,000, and was originally issued in November 2004.  The conversion rate for the debenture is equal to 70% of the market value of common stock at the time of conversion and Mr. Corso has converted $31,500 of the value of the debenture.  Mr. Corso has been verified as an accredited investor as that term is defined by federal securities rules and regulations.  The transaction was handled as a private sale exempt from registration under Section 4(6) of the Securities Act of 1933.

SUBSEQUENT EVENTS

On July 25 2007, the Company authorized the delivery to Mr. Joseph Corso, Jr. One Hundred Twenty Two Million (122,000,000) shares of common stock of the Company stated par value of $0.0001.  The issuances was carried out in partial satisfaction of the “24% Series A Senior Subordinated Convertible Redeemable Debenture Due November 1, 2007” held by Mr. Corso The debenture has a face value of $200,000, and was originally issued in November 2004.  The conversion rate for the debenture is equal to 70% of the market value of common stock at the time of conversion and Mr. Corso has converted $25,620 of the value of the debenture.  Mr. Corso has been verified as an accredited investor as that term is defined by federal securities rules and regulations.  The transaction was handled as a private sale exempt from registration under Section 4(6) of the Securities Act of 1933.

On July 25, 2007, the Company authorized the delivery to Geoffery Eiten, as the designee of NFC Escrow Holdings Corp., Sixty Thousand (60,000) shares of the Corporation’s series C Preferred Stock.  The issuance represents a partial payment for the services contracted in a May 30, 2007 agreement between NFC and the Company.  The contract provides for the delivery of a total of 240,000 shares of the series C Preferred Stock to NFC in exchange for services provided to the Company.  The transaction was handled as a private sale to an accredited investor, exempt from registration under Section 4(6) of the Securities Act of 1933.

On August 1, 2007, the Company authorized the delivery to Anthony Newby and Brooke Newby of 30,000 shares each of the Corporation’s Series C Preferred Stock.  These shares represent the compensation provided for in the contract through which the Corporation acquired control of Newby Salons, LLC, the owner operator of the Reflections  Hair & Image Studio located in Bountiful, Utah. The Newbys have been verified as accredited investors as that term is defined by federal securities rules and regulations. The issuance of the shares was treated as a private sale to accredited investors, exempt from registration under Section 4(6) of the Securities Act of 1933.

On August 9, 2007, the Company authorized the delivery to Mr. Joseph Corso, Jr. One Hundred Fifty Six Million (156,000,000) shares of the common stock, stated par value of $0.0001.  The issuance was carried out in partial satisfaction of the “24% Series A Senior Subordinated Convertible Redeemable Debenture Due November 1, 2007” held by Mr. Corso. The debenture has a face value of $200,000, and was originally issued in November 2004.  The conversion rate for the debenture is equal to 70% of the market value of common stock at the time of conversion and Mr. Corso has converted $25,480 of the value of the debenture. Mr. Corso has been verified as an accredited investor as that term is defined by federal securities rules and regulations.  The transaction was handled as a private sale exempt from registration under Section 4(6) of the Securities Act of 1933.

On August 10, 2007, the Company authorized the delivery to QualityStocks, L.L. C. Five Hundred Million (500,000,000) shares of restricted common stock of the Company stated par value of $0.0001.  The issuance represents approximately 13% of the currently issued and outstanding 3,765,995,086 shares of common stock of the Company. The issuance was carried out in satisfaction of the agreement of the parties for QualityStocks LLC to provide certain investor and public relations services to the Company.  These services will include the placement of banner ads, emails of press releases, sponsorship in various newsletters and broadcast by QualityStocks.  The transaction was handled as a private sale exempt from registration under Section 4(6) of the Securities Act of 1933.

ITEM 5. OTHER INFORMATION

On July 31, 2007, the Company entered into an agreement to acquire 100% ownership of Newby Salons, L.L.C., a Utah limited liability company, that owned and operated the Reflections Hair & Image Studio, located at 3379 South Orchard Drive, Bountiful, Utah, from Anthony Newby and Brooke Newby in exchange for 60,000 shares of Series C Preferred Stock.  The agreement provides the Company with a second operating salon, already exclusively using AvedaTM products and offering them for retail sale to the public.  Anthony Newby has entered into an agreement to provide management and marketing services to all of the salon operations held by the Company.  Reflections will be re-branded as a Landis Concept Salon by October 1, 2007.

The Company filed its corporate federal and state tax returns from 2002 thru 2006 during the second quarter of 2007.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 27 of this Form 10-QSB, and are incorporated herein by this reference.

(b)	Reports on Form 8-K During the period covered by this report, Nexia filed 4 Form 8-K reports.
(1)	On May 24, 2007, the Company filed a Form 8-K reporting on the resignation of De Joya Griffith & Company, L.L.C. as the Company’s independent accounting firm.
(2)	On June 1, 2007, the Company filed a Form 8-K reporting on the execution of four contracts with providers of public relations and investor relations services to provide services to the Company.
(3)
On June 20, 2007, the Company filed a form 8-K reporting on the execution of a letter of intent to acquire 100% ownership of Newby Salons, L.L.C. (Newby) from its owners in exchange for the issuance of 60,000 shares of Nexia’s Series C Preferred Stock.

(4)
On June 25, 2007, the Company filed a form 8-K reporting on the rejection by the Company of two contracts, one with Expedite Ventures, of Rochester, New York and the second with World Stock Exchange, LLC of Scottsdale Arizona, each for the failure to provide promised investor relations services to the Company.

Subsequent to the end of the quarter ended June 30, 2007, Nexia has filed 4 Form 8-K reports

(1)
On July 18, 2007, the Company filed a Form 8-K reporting on the retention of Hansen, Barnett & Maxwell, P.C. of 5 Triad Center, Suite 750, Salt Lake City, Utah 84180 as the auditors for Nexia Holdings, Inc. (the “Company”).

(2)
On July 26, 2007, the Company filed a Form 8-K reporting on three instances of issuing unregistered shares, two to Joseph Corso of a total of 212, 000,000 shares of common stock resulting from conversion of a debenture held by Mr. Corso and an issuance of 60,000 shares of Series C Preferred Stock to Geoffery Eiten in partial satisfaction of a contract for services with NFC Escrow Holdings Corp.

(3)
On August 9, 2007, the Company filed a Form 8-K reporting on the issuance of 60,000 unregistered shares of Series C Preferred Stock to Anthony Newby and Brooke Newby in exchange for the purchase of 100% ownership of Newby Salons, L.L.C., a Utah limited liability company that owned and operated Reflections Hair & Image Studio located in Bountiful, Utah.

(4)
On August 14, 2007, the Company filed a Form 8-K reporting on the issuance of 500,000,000 unregistered shares of restricted common stock to QualityStocks, L.L.C. in exchange for an agreement to provide investor and public relations services to the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of August, 2007.

Nexia Holdings, Inc.

Date: August 17, 2007	By:	/s/ Richard Surber
Richard Surber
President and Director

INDEX OF EXHIBITS

Exhibit No.	Exhibit Page No.	Description

3(i)(a)	*	Articles of Incorporation of the Company in Colorado, 1987. (Incorporated by reference to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).
3(i)(b)	*	Articles of Amendment to change the name of the Company. (Incorporated by reference to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).
3(i)(c)	*
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

99(xxix)	*
April 12, 2007 a Stock Option Agreement between the Company and Chris Cottone granting 20,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the quarter ended March 31, 2007 filed by the Company on May 21, 2007.)

99(xxx)	*
April 17, 2007, a Stock Option Agreement between the Company and Ashley Haak, granting 10,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the quarter ended March 31, 2007 filed by the Company on May 21, 2007.)

99(xxxi)	*
April 17, 2007, a Stock Option Agreement between the Company and Andrew Pitts, granting 10,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the quarter ended March 31, 2007 filed by the Company on May 21, 2007.)

99(xxxii)	*
April 17, 2007, a Stock Option Agreement between the Company and Morgen Swenson, granting 10,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the quarter ended March 31, 2007 filed by the Company on May 21, 2007.)

99(xxxiii)	*
April 17, 2007, a Stock Option Agreement between the Company and Rachael Domingo, granting 10,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the quarter ended March 31, 2007 filed by the Company on May 21, 2007.)

99(xxxiv)	*
April 18, 2007, a Stock Option Agreement between the Company and Michael Martinez, granting 10,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the quarter ended March 31, 2007 filed by the Company on May 21, 2007.)

99(xxxv)	*
April 26, 2007, a Stock Option Agreement between the Company and Jared Gold, granting 25,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the quarter ended March 31, 2007 filed by the Company on May 21, 2007.)

99(xxxvi)	*
April 26, 2007, a Stock Option Agreement between the Company and Sean Pasinsky, granting 25,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the quarter ended March 31, 2007 filed by the Company on May 21, 2007.)

99(xxxvii)	*
April 26, 2007, a Stock Option Agreement between the Company and Rocco Liebsch, granting 25,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the quarter ended March 31, 2007 filed by the Company on May 21, 2007.)

99(xxxviii)	*
April 27, 2007, a Stock Option Agreement between the Company and Russ Coover, granting 20,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the quarter ended March 31, 2007 filed by the Company on May 21, 2007.)

99(xxxix)
May 29, 2007, a Stock Option Agreement between the Company and Pamela Kushlan, granting 25,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xl)
May 25, 2007, a Stock Option Agreement between the Company and Chris Cottone, granting 21,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xli)
May 29, 2007, a Stock Option Agreement between the Company and Fredrick Hunzeker, granting 25,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xlii)
June 12, 2007, a Stock Option Agreement between the Company and Michael Golightly, granting 50,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xliii)		June 12, 2007, a Stock Option Agreement between the Company and Andrew Dunham, granting 50,000,000 options with a price set at $0.0001 per share. All of the options vested immediately.
99(xliv)
July 6, 2007, a Stock Option Agreement between the Company and John Mortensen, granting 80,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xlv)
July 9, 2007, a Stock Option Agreement between the Company and Pamela Kushlan, granting 40,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xlvi)
July9, 2007, a Stock Option Agreement between the Company and Fred Hunzeker, granting 40,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xlvii)
July 9, 2007, a Stock Option Agreement between the Company and Jared Gold, granting 40,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xlviii)
July 9, 2007, a Stock Option Agreement between the Company and Sean Pasinsky, granting 40,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(xlix)		July 27, 2007, a Stock Option Agreement between the Company and Jared Gold, granting 50,000,000 options with an option price set at $0.0001, all of the options vested immediately.
99(l)		July 27, 2007, a Stock Option Agreement between the Company and Andrew Dunham, granting 50,000,000 options with an option price set at $0.0001, all of the options vested immediately.
99(li)		July 27, 2007, a Stock Option Agreement between the Company and Michael Golightly, granting 50,000,000 options with an option price set at $0.0001, all of the options vested immediately.
99(lii)
August 3, 2007, a Stock Option Agreement between the Company and Pamela Kushlan, granting 50,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(liii)
August 3, 2007, a Stock Option Agreement between the Company and Richard N. Smith, granting 50,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(liv)
August 3, 2007, a Stock Option Agreement between the Company and Fredrick Hunzeker, granting 50,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(lv)		August 3, 2007, a Stock Option Agreement between the Company and Rocco Liebsch, granting 50,000,000 options with an option price set at $0.0001, all of the options vested immediately.
99(lvi)
August 6, 2007, a Stock Option Agreement between the Company and Guy Cook, granting 100,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.