Form 10QSB
period 2007-09-30
NEXIA HOLDINGS INC
filed 2007-11-19
CIK 833209

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 FORM 10-QSB

  (Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

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
            Yes X  No

Indicate by check mark whether the registrant is a shell company.     Yes  [   ]     No  [X]

The number of outstanding shares of the issuer's common stock, $0.0001 par value, as of November 18, 2007 was 12,487,323,144.

NEXIA HOLDINGS, INC.

PART I - FINANCIAL INFORMATION	PAGE

ITEM 1. FINANCIAL STATEMENTS	3

Condensed Consolidated Balance Sheets (Unaudited)	4-5

Condensed Consolidated Statements of Operations (Unaudited)	6

Condensed Consolidated Statements of Cash Flows (Unaudited)	7-9

Notes to the Condensed Consolidated Financial Statements (Unaudited)	10-14

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS	15

ITEM 3. CONTROLS AND PROCEDURES	20

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	21

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

ITEM 5. OTHER INFORMATION	22

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	23

SIGNATURES	24

INDEX TO EXHIBITS	25-27

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

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	December 31,
ASSETS	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash	$15,104	$124,158
Accounts and notes receivable, trade - net of allowance
for doubtful accounts of $91,036 and $103,732,
respectively	19,289	32,841
Accounts receivable - related parties	1,987	42,887
Notes receivable - net of allowance for doubtful accounts
of $90,000 and $90,000, respectively	-	10,142
Inventory	374,173	370,639
Prepaid expenses	91,024	207,167
Investment in marketable equity securities - available for sale	30,485	265,532
TOTAL CURRENT ASSETS	532,062	1,053,366

PROPERTY AND EQUIPMENT, net of $1,117,756 and $796,483
of accumulated depreciation, respectively	3,163,652	3,033,228
LAND	633,520	633,520
OTHER ASSETS
Goodwill	254,396	-
Loan costs, net	42,248	43,958
Trademarks	1,380	1,380

TOTAL ASSETS	$4,627,258	$4,765,452

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Continued)

	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS' DEFICIT	2007	2006
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$701,258	$765,059
Accounts payable - related parties	140,174	44,032
Checks in excess of bank statement balance	2,232	-
Accrued liabilities	796,737	613,169
Accrued interest - related parties	154,808	-
Refundable deposits	19,455	15,892
Convertible debenture	27,520	147,500
Put option liability	11,793	63,214
Current maturities of long-term debt	614,218	420,814
Current maturities of long-term debt - related parties	131,597	176,025

TOTAL CURRENT LIABILITIES	2,599,792	2,245,705

LONG-TERM LIABILITIES
Long-term debt, net of current portion	2,224,813	2,196,580
Long-term debt - related parties, net of current portion	390,000	437,000

TOTAL LONG-TERM LIABILITIES	2,614,813	2,633,580

TOTAL LIABILITIES	5,214,605	4,879,285

MINORITY INTEREST	97,678	91,344

STOCKHOLDERS' DEFICIT
Preferred Series A stock-$0.001 par value; 10,000,000
shares authorized; 150,000 shares outstanding	150	150
Preferred Series B stock - $0.001 par value; 10,000,000
shares authorized; 10,000,000 shares outstanding	10,000	10,000
Preferred Series C stock - $0.001 par value; 5,000,000 share
authorized; 334,500 and 190,500 shares outstanding, respectively	335	191
Common stock - $0.0001 par value; 50,000,000,000 shares
authorized; 4,718,323,086 shares and 811,476,885 shares
outstanding, respectively	471,832	81,148
Additional paid-in capital	17,638,884	15,602,504
Treasury stock, 0 shares and 1,469 shares, respectively, at cost	-	(100,618)
Accumulated other comprehensive income	12,280	219,585
Accumulated deficit	(18,818,506)	(16,018,137)

TOTAL STOCKHOLDERS' DEFICIT	(685,025)	(205,177)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,627,258	$4,765,452

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUE
Sales - Salon and Retail	$711,557	$383,072	$2,097,611	$971,059
Rental revenue	51,109	51,503	174,256	140,068

TOTAL REVENUE	762,666	434,575	2,271,867	1,111,127

COST OF REVENUE
Cost of sales - Salon and Retail	297,115	114,175	1,069,561	340,888
Cost associated with rental revenue	24,167	15,169	113,151	79,998
Depreciation and amortization on rentals	21,891	27,962	67,670	79,001

TOTAL COST OF REVENUE	343,173	157,306	1,250,382	499,887

GROSS PROFIT	419,493	277,269	1,021,485	611,240

EXPENSES
General and administrative expense	1,559,506	670,556	3,931,863	1,495,145
Consulting fees	15,125	1,081,831	249,305	1,456,491
Depreciation and amortization expense	41,745	19,144	101,601	43,716
Interest expense associated with rental revenue	42,765	30,884	121,619	106,335

TOTAL EXPENSES	1,659,141	1,802,415	4,404,388	3,101,687

OPERATING LOSS	(1,239,648)	(1,525,146)	(3,382,903)	(2,490,447)

OTHER INCOME (EXPENSE)
Interest expense	(27,075)	(17,135)	(205,444)	(34,609)
Gain (loss) on sale of marketable securities	(12,677)	-	283,050	2,301,967
Loss on disposal of assets	-	48,370	(250)	(25,376)
Other income	3,861	114,641	16,253	132,704

TOTAL OTHER INCOME (EXPENSE)	(35,891)	145,876	93,609	2,374,686

NET INCOME (LOSS) BEFORE INCOME TAXES	(1,275,539)	(1,379,270)	(3,289,294)	(115,761)
Provision for state income tax	(3,900)	-	(3,900)	-

INCOME (LOSS) BEFORE MINORITY INTEREST	(1,279,439)	(1,379,270)	(3,293,194)	(115,761)

MINORITY INTEREST IN (INCOME) LOSS OF
CONSOLIDATED SUBSIDIARIES	7,225	18,068	4,391	22,233

INCOME (LOSS) FROM CONTINUING
OPERATIONS	(1,272,214)	(1,361,202)	(3,288,803)	(93,528)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(298,760)	-	189,461

NET INCOME (LOSS)	$(1,272,214)	$(1,659,962)	$(3,288,803)	$95,933

BASIC AND DILUTED INCOME (LOSS) PER SHARE
Continuing Operations	$-	$-	$-	$-
Discountinued net loss per share	-	-	-	-
Net Income (Loss)	$-	$-	$-	$-

WEIGHTED - AVERAGE SHARES OUTSTANDING	2,805,010,953	1,121,063,874	2,119,864,661	802,518,173

COMPREHENSIVE INCOME (LOSS)

Net Income (Loss)	$(1,272,214)	$(1,659,962)	$(3,288,803)	$95,933
Change in unrealized value of marketable securities	1,373	549,929	(207,305)	488,221

Comprehensive Income (Loss)	$(1,270,841)	$(1,110,033)	$(3,496,108)	$584,154

The accompanying notes are an integrtal part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)

Net loss	$(3,288,803)	$95,933
Adjustments to reconcile net loss
to net cash used in operating activities:
Allowance for doubtful accounts receivable	(12,696)	(6,174)
Change in minority interest income (loss)	6,334	(132,310)
Depreciation and amortization expense	170,670	122,371
Depreciation expense capitalized in inventory	36,943	-
Issued common stock for services	991,435	147,073
Expense stock sales at values lower than
stock issue values	675,348	1,667
Retroactive adjustment of convertible debenture liability	(22,500)	-
Loss on disposal of assets	11	73,746
Stock issued in 2003 returned and cancelled	-	(11,800)
Prepaid expense	-	(982,172)
Net gain on sale of marketable securities	-	(2,301,967)
Sale of marketable securities	-	2,400,000
Decrease in expenses and changes in liabilities in 2006 resulting from change in accounting for convertible debenture from a
derivative to a liability	-	(114,411)
Changes in operating assets and liabilities:
Accounts receivable	29,296	33,106
Accounts receivable - related parties	40,900	(4,716)
Note receivable	-	(2,814)
Inventory	(3,534)	(192,021)
Prepaid expense	116,143	(510)
Accounts payable	281,963	144,910
Accounts payable - related parties	96,142	30,756
Checks in excess of bank statement balance	2,232	-
Accrued liabilities	183,596	95,383
Accrued liabilities - related parties	154,808	-
Refundable deposit	3,563	-
Deferred revenue	(28)	(829)
Net cash used in operating activities	(538,177)	(604,779)

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006

CASH FLOWS FROM INVESTING ACTIVITIES

Sale of commercial real estate	-	802,126
Sale of residential real estate	-	70,205
Sale of marketable securities	62,376	105,241
Purchase of marketable securities	(33,072)	(7,022)
Purchase of property, plant and equipment	(243,610)	(299,199)
Fixed assets acquired by issuing Nexia stock	10,000	17,625
Acquired equipment and loan costs by acquisition of Newby Salons, LLC	(90,917)	-
Goodwill from acquisition of Newby Salons, LLC	(254,396)	-
Issued preferred stock for acquisition of Newby Salons, LLC	299,940	-
Adjustment of investment in marketable securities	(1,562)	-
Vapitalized payroll expense as a fixed asset	-	(1,318)
Certain assets and liabilities of Black Chandelier acquired from DHX:
by issuing a note payable and stock	-	482,989
Excess value of note payable and stock given over net assets received	-	(1,061,485)
Increased investment in Landis, LLC from 20% to 85%:
by issuing a note payable and stock	-	1,339,423
Excess value of note payable and stock given over increase in investment	-	(862,999)
Intercompany balances forgiven and written off the books	-	(429,934)
Net cash provided by (used in) investing activities	(251,241)	155,652

The accompanying notes are an integtal part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)

	For the Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES		(Restated)

Principal payments on long-term debt	(41,021)	(75,839)
Principal payments on long-term debt - related parties	(122,245)	-
Pay off short-term debt	(87,000)	(193,000)
New loan for retail stores construction	167,670	-
Long-term loan aquired with acquisition of Newby Salons, LLC	70,503	-
New line of credit with Bank of The West	1,066	-
New loan costs	(1,800)	(45,241)
Receipt of stock subscriptions receivable	693,191	101,710
Proceeds from the issuance of short-term debt	-	250,000
Payoff mortgages replaced by refinancing	-	(1,153,402)
Pay off mortgage, sale of commercial property	-	(545,071)
Pay off mortgage, sale of condominium	-	(25,055)
Pay off capitalized equipment lease liability	-	(5,901)
Proceeds from the issuance of long-term debt	-	1,568,790
Issued notes payable in connection with increasing investment in
Landis, LLC and acquiring certain assets and liabilities of
Black Chandelier from DHX, Inc.	-	550,000
Issued common stock conversion part of convertible debenture	-	(75,000)
Collection of note receivable	-	100
Net cash provided by financing activities	680,364	352,091

NET DECREASE IN CASH AND CASH EQUIVALENTS	(109,054)	(97,036)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	124,158	160,440
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,104	$63,404
SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$119,793	$140,944

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Common stock issued for subscriptions receivable	$1,152,629	$182,250
Common stock issued to vendors and applied on accounts payable	$228,250	-
Conversion of debenture to common stock	$193,901	-
New note payable to vendor in satisfaction of accounts Payable balance	$117,513	-
Applied rent receivable, related party, against note payable	$30,817	-

The accompanying notes are an integral part of these consolidated financial statements

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Nexia Holdings, Inc. and Subsidiaries (the Company or Nexia) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the three and nine months ended September 30, 2007 are not indicative of the results that may be expected for the year ending December 31, 2007 or for any other period.

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

NOTE 3 – BUSINESS CONDITION

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through September 30, 2007 of $18,818,506 which raises substantial doubt about the Company’s ability to continue as a going concern. This represents an increase in the cumulative operating loss of $1,272,214 for the quarter ended September 30, 2007. The Company had a negative working capital balance at September 30, 2007 of $2,067,730.

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

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

NOTE 4 - COMMON STOCK

The Company issues options to employees and outside contractors for services.  The options are immediately exercised in a “cashless” transaction with a floating exercise price usually set at 75% of the market price on the sale date or shares are issued with a fixed option price, set at the time the option is granted to the recipient.  The remaining 25% or the amount above the set price from the proceeds of the sale of the stock is expensed as compensation or professional fees.  The Company receives the exercise price which is not definitively determinable until the employee or service provider sells the shares underlying the option or pays the exercise price because of the volatility of the Company’s stock price upon which the exercise price is based.  In accordance with SFAS No. 123 (R), the value of the options immediately granted and exercised have a value equal to the intrinsic or market value on the date of sale.

During the nine months ended September 30, 2007, the Company issued 2,838,817,500 shares of common stock, pursuant to the Company’s S-8 registration statement, valued at $1,846,873.  2,502,517,500 of these shares were issued as option shares to employees or other contractors with a value of $1,706,473 in exchange for services rendered.  The $1,706,473 was recorded as an increase in common stock for par value and the balance in additional paid in capital.  The receipt of cash for stock subscriptions receivable was $693,191.  The amount recorded as expense was $661,597.  The Company also recorded 568,328,000 shares converted from Series C shares at a value of $75,133.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company's long-term debt to related parties consisted of the following notes payable at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Unsecured note payable to the president and CEO of the
Company bearing interest at 24% with annual payments
of $50,000 plus accrued interest on June 20 of each year.
All Principal and interest are payable by November 20, 2011	250,000	250,000

Unsecured note payable to the president and CEO of the
Company bearing interest at 20%, and all principal and
interest are payable by September 30, 2007	-	15,000

Unsecured note payable to the president and CEO of the
Company bearing interest at 20%, and all principal and
interest are payable by September 30, 2007	-	20,000

Unsecured note payable to the president and CEO of the
Company bearing interest at 20%, and all principal and
interest are payable by September 30, 2007	5,414	31,025

Total notes payable to the president and CEO of the Company	255,414	316,025

Unsecured note payable to DHX, Inc., a corporation owned
by the president and CEO of the Company, bearing
interest at 24% with annual payments of $60,000 on
September 18 of each year through September 18, 2011, and
all accrued interest is payable with the final principal payment	266,183	297,000

	521,597	613,025

Less current portion	(131,597)	(176,025)

Total long-term debt - Related Parties	390,000	437,000

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

NOTE 6 - INVESTMENT IN MARKETABLE EQUITY SECURITIES

The following is a summary of the Company's investment in available-for-sale securities as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Cost	$16,502	$45,947
Gross unrealized gains	17,958	225,453
Gross unrealized losses	(3,975)	(5,868)
Fair Market Value	$30,485	$265,532

Changes in the unrealized gain on available-for-sale securities during the nine months ended
September 30, 2007 are as follows:
For the Nine
Months Ended
September 30,
2007
Beginning balance	$219,585
Decrease in unrealized holding gains	(207,305)
Ending balance	$12,280

NOTE 7 – CONSULTING CONTRACTS

On June 1, 2006, Nexia signed consulting contracts with three investor relations or consulting firms, one in the U.S.A. and two in the People’s Republic of China.  Compensation for these services was China Fruits Corporation (CHFR), formerly Diversified Financial Resources Corporation (DVFF) unrestricted 20,000,000 shares of common stock valued at $2,400,000. Nexia recorded a prepaid amount of $2,400,000 at the same time they transferred the stock.  $2,265,000 and $135,000 were expensed in 2006 and the quarter ended March 31, 2007, respectively.  There were no prepaid consulting fee expenses during the second and third quarters of 2007.

In August 2007, the Company set up an agreement for promotional marketing of Nexia’s stock with QualityStocks.net for 500,000,000 shares of Nexia’s restricted common stock.  The agreement provides for press releases, sponsorship newsletters, audio interviews and other servicing broadcasts.

NOTE 8 – CHANGE IN ACCOUNTING FOR CONVERTIBLE DEBENTURE

A 2004 convertible debenture with a shareholder was accounted for as a derivative instrument through the first quarter of 2007.  Subsequent to the first quarter of 2007, the accounting was changed from a derivative to a liability with a put option liability based on discussions with the Securities and Exchange Commission.  The change resulted in restating the financial statements for 2004, 2005 and 2006.  The effect of these changes on the balance sheet and statements of operations as of September 30, 2006 and for the nine months then ended, comparative period with the financial statements as of September 30, 2007 and nine months then ended, is shown below:

CHANGES IN THE BALANCE SHEET ORIGINALLY REPORTED FOR 09/30/2006:
Removed convertible debenture derivative liability	$(61,071)
Increased convertible debenture liability	53,477
Added a put option liability	63,214
Reduced additional paid-in capital	(250,839)
(195,219)
Net decrease in retained deficit	195,219

$-

CHANGES IN STATEMENTS OF OPERATIONS ORIGINALLY REPORTED
FOR 09/30/2006:
Net loss per original statement of operations	$(198,918)
Eliminated account interest expense - accretion of debt	127,890
Eliminated account unrecorded income related to adjustment of derivative liability
to fair value of underlying security	(22,500)

Restated loss from continuing operations for nine months ended 09/30/06	$(93,528)

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

NOTE 9 – SEGMENT INFORMATION

Nexia has identified three reportable segments in which it operates based on the services it provides using the guidelines set forth in SFAS No. 131, Information Disclosures about Segments of an Enterprise and Related Information.  The reportable segments are as follows – a salon business providing services and retail sales (Salon); retail clothing stores (Retail), which is the Black Chandelier clothing manufacturing and retail sales operations; and the purchase, sale and rental of commercial real estate and all of the other general operations of the Company (Rental & General).

Summarized financial information concerning reportable segments is shown in the following table:

	Nine Months
	Ended:			Rental &
	September 30,	Salon	Retail	General	Total

External revenues	2007	$1,433,666	$663,945	$174,256	$2,271,867
	2006	945,905	25,154	140,068	1,111,127
Intersegment revenues	2007	-	-	90,051	90,051
	2006	-	-	-	-
Net income (loss)	2007	(58,951)	(772,542)	(2,457,310)	(3,288,803)
	2006	(3,997)	(27,777)	127,707	95,933
Total assets (net of intercompany)	2007	483,543	152,887	3,990,828	4,627,258
	December 31, 2006	415,627	704,577	3,645,248	4,765,452

NOTE 10 – ACQUISITION

On July 31, 2007, the Company entered into an agreement to acquire 100% ownership of Newby Salons, L.L.C., a Utah limited liability company that owned and operated the Reflections Hair & Image Studio in Bountiful, Utah, from Anthony and Brooke Newby in exchange for 60,000 shares of Series C Preferred Stock.  The agreement provides the Company with a second operating salon using exclusively AvedaTM products and offering them for retail sales to the public.  The Reflections salon was re-branded as a Landis Concept Salon on November 9, 2007.

The acquisition has been accounted for using the purchase method.  The value of the 60,000 Series C Preferred Stock shares given was at its conversion to Company common stock value of $300,000.  This value is in excess of Reflection’s net assets value of $45,604, and the excess value of $254,396 has been recorded as goodwill.

NOTE 11 – PRO FORMA STATEMENTS

The income statement for the nine months ended September 30, 2007 and 2006 respectively, is reported below showing what it would have looked like on a proforma basis with the Newby Salon’s operations included:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006

Revenue	$2,436,445	$1,237,307

Cost of Goods Sold	1,307,493	538,160

G&A	4,096,715	1,630,767

Other income (loss)	(382,258)	979,268

Net Loss	$(3,350,021)	$47,648

NOTE 12 – INVENTORY

Below shows the inventory broken out by class as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006

Raw Materials	$22,233	$25,512

Work in Process	41,842	34,464

Finished Goods	310,098	310,663

Total Inventory	$374,173	$370,639

 NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

NOTE 13 – SUBSEQUENT EVENTS

The summary of stock issued subsequent to September 30, 2007 is as follows:

	Common shares for options exercised -	Value of stock
Issued to employees for compensation	2,169,000,000	$216,900
Issued to vendors to releave accounts payable	650,000,000	$65,000
	2,819,000,000	$281,900

In October, the Company authorized the delivery to a shareholder of 200,000 shares of Series C Preferred Stock to settle all claims of a 24% Series A senior subordinated convertible redeemable debenture payable to the shareholder.  The debenture has a face value of $200,000 and was originally issued in November 2004.  The conversion rate for the debenture was equal to 70% of the market value of common stock at the time of conversion and the shareholder had converted $88,481 of the value of the debenture prior to the issuance Series C Preferred Stock.

In October, the Company signed a loan agreement with KeyBank National Association of Salt Lake City for $166,000, with an interest rate of 8.78%, a six year term, payable monthly in the amount of approximately $2,985 due each month until payment is paid in full.  The loan is secured by the Wallace-Bennett Building and guaranteed by Richard Surber, CEO and President of Nexia.

In October, the Company issued 3,000,000,000 restricted shares of common stock to the three board members as partial compensation for services rendered as members of the board of directors for the past three years.  The shares are valued at $30,000 for tax purposes and the restrictions placed on the shares.

In October, the Company filed an S-8 registration statement for its 2008 benefit plan.  The plan registered 15,000,000,000 shares of the Company’s common stock.

In October, the Company issued 150,000 shares of Series C Preferred Stock, valued at $750,000 in exchange for voting control in Green Endeavors, LTD (Green Endeavors).  Green Endeavors is a publicly traded company on the Pinksheets.  Green Endeavors also owns shares in BizAuctions, Inc. a PinkSheet company trading under the symbol, BZCN.PK.

The Company is going to receive a settlement from a litigation of 1,500,000,000 shares of common stock from Marshall Holdings International, Inc.(MHII.OTCBB) valued at $600,000.  The stock closed at $.0004 on November 16, 2007.

In October and November, some investors converted Series C shares into common trading shares.  The total conversion created 1,900,000,000 new shares of common stock.

In October, the Company submitted for issuance a resolution granting Series C Preferred shares to the following named parties as compensation for services provided. Jared Gold, 30,000 shares, Morgen Swenson, 30,000 shares, Guy Cook, 50,000 shares, Michael Golightly, 50,000 shares, Pamela Kushlan, 30,000 shares, John Mortensen, 30,000 shares, Fredrick Hunzeker, 30,000 shares, all of the shares issued to employees will be issued with a restrictive legend.

In October, the Company authorized for issuance 100,000 shares of Series C Preferred restricted shares to Joseph Corso for services provided for the benefit of the Company and 50,000 shares of Series A Preferred Stock to Richard Surber, the Company’s president as compensation for services provided to the Company.

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

GENERAL

Nexia's operations are: (1) the operation of the Company’s subsidiary Gold Fusion Laboratories, Inc. (GFL) dba Black Chandelier, a design fashion line with retail outlets; (2) the operation of the Landis Lifestyle Salon and the Reflections Salon through Nexia’s ownership interest in Landis, LLC, and seeking additional  salon operations and (3) the continued acquisition, leasing and selling of real estate. The following discussion examines Nexia's financial condition as a result of operations for the three and nine month periods ended September 30, 2007 and compares those results with the comparable periods in 2006.

RETAIL OPERATIONS

In August of 2006, Gold Fusion Laboratories, Inc., a 100% owned subsidiary of the Company, signed an asset purchase agreement with Diversified Holdings X, Inc. (DHX) to acquire the rights, assets, inventories and receivables of Black Chandelier’s retail, design and manufacturing operations.  This acquisition closed on September 20, 2006.

Black Chandelier operations as of September 30, 2007 consist of four retail outlets operated under the Black Chandelier name: Trolley Square (Salt Lake City, Utah), Fashion Place Mall (Murray, Utah), The Shops at Riverwoods (Provo, Utah) and the Gateway shopping center (Salt Lake City, Utah) as well as the online shopping site, www.blackchandelier.com.

Gold Fusion had net sales of $177,890 and $663,945 for the three and nine months ended September 30, 2007.  They also had net losses from operations of $240,227 and $772,542 for the three and nine months ended September 30, 2007.

Black Chandelier is a lifestyle company that produces clothing, candles and active wear.  The mission of Black Chandelier is to offer products designed with deliberateness and wild inspiration that indulge an individual’s innate drive to be unique.  The overarching concept is to provide the consumer with an affordable alternative to “mass-market” offerings by extending a product that conveys a sense of eccentricity that stands apart in quality, style and price, from most of the homogenous fare being offered consumers by the mainstream apparel market.  The clothing items are produced in small runs keeping merchandise offered in the stores new.

SALON OPERATIONS

Nexia currently owns 85% of Landis, LLC (Landis).  Landis operates an AvedaTM lifestyle salon that features AvedaTM products in its services and for sale to the public (see: www.aveda.com) .  Nexia purchased another salon in the third quarter of 2007.  They now own 100% of Newby Salons, LLC, a Utah limited liability company that owns and operates the Reflections Hair & Image Studio, located at 3379 South Orchard Drive, Bountiful.  The new salon will operate as an additional AvedaTM lifestyle salon that features AvedaTM products in its services and for sale to the public.  On November 9, 2007 the new salon was renamed as a Landis Salon.

Landis Salon has two locations in the Salt Lake Valley of Utah and reported revenue of $533,667 and $1,433,666 during the three and nine months ended September 30, 2007 compared to $357,918 and $945,905 for the same periods in 2006. The increase in revenue of $175,749 and $487,761, or 49% and 52% respectively, came from the growth in customer base that Landis has achieved within its two years of operations and addition of a new location.

Net income (loss) for Landis operations were ($50,009) and ($58,951) for the three and nine month periods ended September 30, 2007 compared to $13,353 and ($3,997) for the same periods in 2006.  The increase in net losses for the three and nine month periods were $63,362 and $54,954, or 475% and 1,375%, respectively.  The increase in losses for the three and nine months over last years gain and loss were mostly from higher payroll expenses created from the increase in business volume this year over last year and the addition of the new salon.

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

Nexia recorded rental revenues of $51,109 and $174,256 for the three and nine months ended September 30, 2007, respectively, as compared to $51,503 and $140,068 for the comparable period in 2006, respectively. The increase (decrease) in the three and nine month rental revenue of ($394) and $34,188, or (1%) and 24%, respectively, was due to the new lease agreements with higher monthly payments from WCC and one new tenant of DDC.

Nexia had a net loss from real estate operations of $13,051 and $43,531 for the three and nine months ended September 30, 2007, respectively, compared to a net income (loss) of $2,869 and ($61,178) for the comparable periods in 2006, respectively. The decrease in the three month gain of $15,920 and the decrease in the nine month loss of $17,647, or 555% and 29% respectively, is attributable to the reduction in mortgage interest from refinancing the WCC and DDC mortgages.  In addition, DDC reduced expenses on the Salt Lake Development building in April 2006 when it was sold at a loss during the second quarter of 2006.

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

On June 30, 2007, DDC signed a lease with Hard 8 Powersports LLC to lease 4,500 square feet of space of the property located at 1370 South State Street, Salt Lake City, Utah.  The lease has a one year term that began September 1, 2007 and provides for monthly rental in the sum of $3,562.50. The lease provides for two three-year options to extend the term of the lease.

Subsequent Event

COMPANY OPERATIONS AS A WHOLE:

Revenue

Gross revenue for the three and nine month periods ended September 30, 2007, was $762,666 and $2,271,867, respectively, as compared to $434,575 and $1,111,127 for the same periods in 2006. The increase in the three and nine months revenue of $328,091 and $1,160,740, or 75% and 104% respectively, is due to inclusion of sales revenue from the operation of the Landis Salon in the sum of $1,433,666 an increase of $487,761 or 52% over Landis revenue from the first nine months of 2006.  Included also is $663,945, an increase of $638,791 over revenue from the first nine months of 2006 from the Black Chandelier operations of Gold Fusion Laboratories, Inc., which was acquired in September of 2006.

Operating Losses

Nexia recorded operating losses of $1,239,648 and $3,382,903 for the three and nine month periods ended September 30, 2007, compared to losses of $1,525,146 and $2,490,447 for the comparable periods in the year 2006. The decrease in three and increase in nine month operating losses of $285,498 and $892,456, or 19% and 36% respectively, was the result of the increases in promotional marketing of Nexia stock of $978,788, stock subscriptions receivable expense of $663,936 and operating loss of $772,541 from Gold Fusion Laboratories, Inc. which was acquired in September 2006.

Net Income or Losses

Nexia recorded net losses of $1,272,214 and $3,288,803 for the three and nine month periods ended September 30, 2007, as compared to net losses of $1,659,962 and net income of $95,933 for the comparable periods in 2006. The decrease in the three and increase in the nine month net losses of $387,748 and $3,384,736, or 23% and 3,528% respectively, compared to the same periods in 2006, reported above, is attributable primarily to the gain recognized on marketable securities of $2,306,950 in 2006 which was not realized in 2007.  The stock received for past services in the form of China Fruits stock contributed $2,400,000 to income during 2006. There was no similar receipt of investment securities during the first nine months of 2007.  Other factors affecting the change were operating expenses recognized from the Landis Salon operations, the addition of the Gold Fusion Laboratories, Inc. operations and other expenses described in “Operating Losses” paragraph above.

Nexia may not operate at a profit through fiscal 2007. Since Nexia's activities are tied to its ability to operate its retail operations and real estate properties at a profit, future profitability or its revenue growth tends to follow changes in the markets for these activities. There can be no guarantee that profitability or revenue growth will be realized in the future.

Expenses

General and administrative expenses for the three and nine month periods ended September 30, 2007, were $1,559,506 and $3,931,863 compared to $670,556 and $1,495,145 for the same periods in 2006. The increase in three and nine months expenses of $888,950 and $2,436,718, or 133% and 163% respectively, resulted from the addition of Gold Fusion Laboratories, Inc. expenses of $700,218, an increase in Nexia’s marketing stock expense of $978,788, expense for Nexia option shares issued of $663,936.  The remaining difference was a decrease to various expenses of $93,776.

Depreciation and amortization expenses for the three and nine months ended September 30, 2007, were $63,636 and $169,271 compared to $47,106 and $122,717 for same periods in 2006. The increase in the three and nine month expenses of $16,530 and $46,554, or 35% and 38% respectively, was attributable primarily to the addition of depreciable equipment held by Gold Fusion Laboratories, Inc. acquired in September of 2006.

Capital Resources and Liquidity

On September 30, 2007, Nexia had current assets of $532,062 and $4,627,258 in total assets compared to current assets of $1,053,366 and total assets of $4,765,452 as of December 31, 2006. Nexia had net working capital deficit of $2,067,730 at September 30, 2007, as compared to a net working capital deficit of $1,192,339 at December 31, 2006. The increase in working capital deficit of $875,391 is due primarily to the reduced fair market value of marketable securities, the sale of marketable securities, and increased accounts payable to related parties and accrued liabilities.  Prepaid expenses decreased by $135,000 when the Company’s prepaid consulting agreement was completed in the first quarter of 2007.

Cash used by operating activities was $538,177 for the nine months ended September 30, 2007, compared to cash used by operating activities of $604,779 for the comparable nine month period in 2006. The decrease in cash used of $66,602 was attributable to the additional prepaid expenses in 2006, an increase in accounts payable and accrued liabilities.

Net cash used in investing activities was $251,241 for the nine months ended September 30, 2007, compared to net cash provided by investing activities of $155,652 for the nine months ended September 30, 2006. The increase of cash used in the sum of $406,893 was attributable primarily to the purchase of property and equipment and the acquisition of Newby Salon. In 2006, there was additional cash provided from the sale of commercial and residential real estate.  In 2006, there was also a greater amount of cash provided from the sale of marketable securities.

Cash provided by financing activities was $680,364 for the nine months ended September 30, 2007, compared to cash provided of $352,091 for the nine months ended September 30, 2006. The increase of $328,273 was due primarily to the issuance of stock options for services and accounts payable to cover payroll and operating liabilities.  In 2007, there was also a new loan for retail store constructionin the amount of $292,532.

Nexia may experience occasional cash flow shortages. To cover these shortages, Nexia may need to issue shares of its common stock in payment for services rendered. The Company is currently experiencing challenges with regard to cash flows. We are looking at several options to improve this situation, including having signed for an equity line of credit with Dutchess Private Equities Fund.  The agreement with Dutchess provides that, following notice to Dutchess, Nexia may put to Dutchess up to $10 million in shares of our common stock for a purchase price equal to 95% of the lowest closing best bid price on the Over-the-Counter (“OTC”) Bulletin Board of our common stock during the five day period following that notice.  The number of shares that we will be permitted to put pursuant to the agreement will be either:  (a) 200% of the average daily volume of our common stock for the ten trading days prior to the applicable put notice, multiplied by the average of the three daily closing “best bid” prices immediately preceding the day we issue the put, or (b) $100,000; provided that in no event will the put amount be more than $1,000,000 with respect to any single put.  (Best Bid is a defined term in the agreement as the highest posted bid price for the common stock.)  In turn, Dutchess has indicated that it will resell the shares of common stock in the open market, resell our shares to other investors through negotiated transactions or hold our shares in its portfolio.  These shares are made the subject of an SB-2 Registration Statement that has not yet been declared effective and for which the Company is currently drafting its fifth amendment.

Stock and Options To Employees and Contractors

Nexia’s subsidiary, Diversified Holdings I, Inc. relied on the issuance of Nexia stock under Nexia’s S-8 Registration Statement and 2006 Employee Benefit Plan and its 2007 Employee Benefit Plan for a large portion of employee salary payments during the first nine months of 2007.  During the nine month period ended September 30, 2007, the Company issued, pursuant to S-8 Registration Statements, 2,502,517,500 shares as compensation to thirty four (34) persons in exchange for services provided to the Company.  These services/shares were valued at $1,706,473 and have been expensed in the current period.  If the Company’s stock is sold for less than when it was issued, there is an additional expense. If the stock is sold for more than when it was issued, there will not be an additional expense.  The differences in actual values of the services/shares in future periods may be higher or lower than the $1,706,473 due to the shares being sold at a lower or higher price.

Debenture Conversion

Joseph Corso, Jr., the holder of a debenture issued by the Company on November 1, 2004, converted a portion of that obligation into common stock of the Company.  The debenture had an original face value of $200,000, had an interest rate of 24% per annum and a maturity date of November 1, 2007.  Conversion rights under the debenture are calculated at 70% of the average of the closing price for the shares on the three days prior to receipt of the notice of conversion.  During the quarter Mr. Corso has on three separate occasions exercised his right to convert the obligations represented by the debenture into common stock, on July 25, 2007 he converted approximately $36,600 into 122,000,000 shares, on August 9, 2007 he converted approximately $36,399 into 156,000,000 shares and on September 7, 2007 he converted $53,402    into 200,328,000 shares.

On October 1 2007, the Company authorized the delivery to the debenture holder of 200,000 shares of Series C Preferred Stock to settle all claims of a 24% Series A senior subordinated convertible redeemable debenture.  The debenture has a face value of $200,000 and was originally issued in November 2004.  The conversion rate for the debenture was equal to 70% of the market value of common stock at the time of conversion and the debenture holder had converted $88,481 of the value of the debenture prior to the issuance Series C Preferred Stock.

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

Our financial reporting and control system lacks sufficient personnel with skills, training and familiarity with technical accounting pronouncements sufficient to accurately and timely prepare our financial statements and related disclosures.  It has been determined that our treatment of convertible debentures as derivatives was incorrect and required an adjusted and restatement of prior information.  In addition, disclosure tables have occasionally failed to agree with the face of the balance sheet and statement of operations.  Also, several items on the statement of cash flows were not properly classified as Non-cash. Finally, the presentation and order of the statements of operations and comprehensive income was not organized in accordance with US GAAP and was missing proper earnings per share disclosures. We recently failed to properly account for an immaterial adjustment for accruing gift card liabilities and accompanying expense and failed to depreciate leasehold improvements acquired during the second quarter of 2007.

 PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Since the filing of Nexia's 10-KSB for the period ended December 31, 2006 and its 10-QSB for the period ended June 30, 2007, no material changes have occurred to the legal proceedings reported therein. For more information, please see Nexia's Form 10-KSB for the year ended December 31, 2006 filed April 19, 2007 and its Form 10-QSB for the quarter ended June 30, 2007 filed August 17, 2007.

Subsequent Events

On October 29, 2007 the Company’s subsidiary Diversified Holdings I, Inc., (“DHI”) as the successor in interest to Hudson Consulting Group, Inc. signed a settlement agreement with Marshall Holdings International, Inc. (“MHII”) the successor in interest to Gateway Distributors, Ltd. to resolve all issues raised in the lawsuit originally filed on October 6, 2004 as Case No. 040921072 and entitled Richard D. Surber Individually and Hudson Consulting Group, Inc. v. Richard Bailey, Florian R. Ternes, Gateway Distributors, Inc. and Worldwide Holdings Delaware Corp.  DHI shall received a total of One Billion Five Hundred Million shares of the common stock of MHII,  the delivery of the first 200 million shares is due within five business days of the signing of the agreement and the action will be dismissed with prejudice upon the delivery of those shares.

ITEM 2. UNREGISERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 25 2007, the Company authorized the delivery to Mr. Joseph Corso, Jr. of One Hundred Twenty Two Million (122,000,000) shares of common stock of the Company stated par value of $0.0001.  The issuances was carried out in partial satisfaction of the “24% Series A Senior Subordinated Convertible Redeemable Debenture Due November 1, 2007” held by Mr. Corso The debenture has a face value of $200,000, and was originally issued in November 2004.  The conversion rate for the debenture is equal to 70% of the market value of common stock at the time of conversion and Mr. Corso has converted $36,600 of the value of the debenture.  Mr. Corso has been verified as an accredited investor as that term is defined by federal securities rules and regulations.  The transaction was handled as a private sale exempt from registration under Section 4(6) of the Securities Act of 1933.

On July 25, 2007, the Company authorized the delivery to Geoffery Eiten, as the designee of NFC Escrow Holdings Corp., of Sixty Thousand (60,000) shares of the Corporation’s series C Preferred Stock.  The issuance represents a partial payment for the services contracted in a May 30, 2007 agreement between NFC and the Company.  The contract provides for the delivery of a total of 240,000 shares of the series C Preferred Stock to NFC in exchange for services provided to the Company.  The transaction was handled as a private sale to an accredited investor, exempt from registration under Section 4(6) of the Securities Act of 1933.

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

On August 9, 2007, the Company authorized the delivery to Mr. Joseph Corso, Jr. of One Hundred Fifty Six Million (156,000,000) shares of the common stock, stated par value of $0.0001.  The issuance was carried out in partial satisfaction of the “24% Series A Senior Subordinated Convertible Redeemable Debenture Due November 1, 2007” held by Mr. Corso. The debenture has a face value of $200,000, and was originally issued in November 2004.  The conversion rate for the debenture is equal to 70% of the market value of common stock at the time of conversion and Mr. Corso has converted $36,399 of the value of the debenture. Mr. Corso has been verified as an accredited investor as that term is defined by federal securities rules and regulations.  The transaction was handled as a private sale exempt from registration under Section 4(6) of the Securities Act of 1933.

On August 10, 2007, the Company authorized the delivery to QualityStocks, L.L. C. of Five Hundred Million (500,000,000) shares of restricted common stock of the Company stated par value of $0.0001. The issuance was carried out in satisfaction of the agreement of the parties for QualityStocks LLC to provide certain investor and public relations services to the Company.  These services will include the placement of banner ads, emails of press releases, sponsorship in various newsletters and broadcast by QualityStocks.  The transaction was handled as a private sale exempt from registration under Section 4(6) of the Securities Act of 1933.

SUBSEQUENT EVENTS

On October 3, 2007, each of the Company’s three directors was awarded 1,000,000,000 shares of restricted Common Stock of the Company as compensation for their services as directors to the Company.

On October 3, 2007, the Company received and approved the conversion of 14,000 shares of Series C Preferred Stock into a total of 350,000,000 shares of the Company’s Common Stock by Joseph Corso, Jr.

On October 8, 2007, the Company awarded 1,169,000,000 options shares of S-8 registered common stock to five employees of the Company as compensation.  The shares were issued at an option price set at 75% of the sales price at the time of exercise of the option by the employee.

On October 19, 2007, the Company received and approved the conversion of 14,000 shares of Series C Preferred stock into a total of 350,000,000 shares of the Company’s Common Stock by Joseph Corso, Jr.

On October 24, 2007, the Company received and approved the conversion of 24,000 shares of Series C Preferred stock into a total of 850,000,000 shares of the Company’s Common Stock by Joseph Corso, Jr.

On October 30, 2007, the Company submitted for issuance a resolution granting Series C Preferred shares to the following named parties as compensation for services provided.  Jared Gold, 30,000 shares, Morgen Swenson, 30,000 shares, Guy Cook, 50,000 shares, Michael Golightly, 50,000 shares, Pamela Kushlan, 30,000 shares, John Mortensen, 30,000 shares, Fredrick Hunzeker, 30,000 shares.  All of the shares issued to employees will be issued with a restrictive legend.

On October 30, 2007, the Company authorized for issuance 100,000 shares of Series C Preferred restricted shares to Joseph Corso for services provided for the benefit of the Company and 50,000 shares of Series A Preferred Stock to Richard Surber, the Company’s president as compensation for services provided to the Company.

On October 30, 2007, the Company authorized the issuance of 150,000 shares of Series C Preferred restricted shares to AmeriResource Technologies, Inc. as consideration provided for in the agreements for the acquisition of Green Endeavors, Ltd. by Diversified Holdings, I, Inc.

ITEM 5. OTHER INFORMATION

On July 31, 2007, the Company entered into an agreement to acquire 100% ownership of Newby Salons, L.L.C., a Utah limited liability company, that owned and operated the Reflections Hair & Image Studio, located at 3379 South Orchard Drive, Bountiful, Utah, from Anthony Newby and Brooke Newby in exchange for 60,000 shares of Series C Preferred Stock.  The agreement provides the Company with a second operating salon, already exclusively using AvedaTM products and offering them for retail sale to the public.  Anthony Newby has entered into an agreement to provide management and marketing services to all of the salon operations held by the Company.  Reflections was re-branded as a Landis Concept Salon on November 9, 2007.

The Company filed its corporate federal and state tax returns from 2002 thru 2006 during the second quarter of 2007.

On October 9, 2007, the Company prepared and filed with the SEC a Form S-8 Registration Statement for The 2008 Benefit Plan of Nexia Holdings, Inc. wherein 15 billion shares were registered for issuance pursuant to the 2008 Benefit Plan of the Company.

The Company has proposed and submitted to holders of Series C Preferred Shares an amendment to the Designation of the Series C Preferred Shares that would prohibit the conversion of Series C shares at any one time to no more then 4.9% of the then issued and outstanding shares of the common stock of the Company.  Such approval will require the majority vote of the current holders of such Series C Preferred Stock, upon approval an amendment will be submitted to the State of Nevada to implement such an amendment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 27 of this Form 10-QSB, and are incorporated herein by this reference.

(b)	Reports on Form 8-K During the period covered by this report, Nexia filed 5 Form 8-K reports.
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

(4)
On August 15, 2007, the Company filed a Form 8-K reporting on the issuance of 500,000,000 unregistered shares of restricted common stock to QualityStocks, L.L.C. in exchange for an agreement to provide investor and public relations services to the Company.

(5)
On September 12, 2007, the Company filed a Form 8-K reporting on the issuance to Mr. Joseph Corso, Jr. of Two Hundred Million Three Hundred Twenty Eight Thousand (200,328,000) shares of common stock and the delivery to J H Darbie & Co., Inc. of 99 Wall Street, 6th Floor, New York, NY 10005, of Twenty Four Thousand (24,000) shares of the Corporation’s Series C Preferred Stock.

Subsequent to the end of the quarter ended September 30, 2007, Nexia has filed 4 Form 8-K reports

(1)
On October 3, 2007, the Company filed a Form 8-K reporting on the delivery to Mr. Joseph Corso, Jr. of Two Hundred Thousand (200,000) shares of Series C Preferred Stock of the Company stated par value of $0.0001.   The issuance was authorized in final satisfaction of the “24% Series A Senior Subordinated Convertible Redeemable Debenture Due November 1, 2007” debenture held by Mr. Corso.

(2)
On October 10, 2007, the Company filed a Form 8-K reporting the Company authorized the issuance of three billion shares of common stock to the directors as compensation and the financing of a $166,000 loan secured by the real estate held by Wasatch Capital Corporation.

(3)
On October 31, 2007, the Company filed a Form 8-K reporting that Diversified Holdings I, Inc. (DHI), a subsidiary of the Company, entered into an agreement with Marshall Holdings International, Inc. (MHII) to settle and satisfy all obligations of MHII to the Company and all claims that arose from a legal action filed on October 6, 2004 in Salt Lake County, Utah.  In exchange for releasing all obligations alleged in the lawsuit,  the Company will receive a total of One Billion Five Hundred Million shares of the Common Stock of MHII.

(4)
On November 1, 2007, the Company filed a Form 8-K reporting on the transfer of 14,000 shares of Series C Preferred Stock held by Joseph Corso, Jr. and the Company authorized the conversion of those shares into 350,000,000 shares of the Company’s common stock and that the Company authorized the conversion of 10,000 shares of Series C Preferred Stock held by Joseph Corso, Jr. into 500,000,000 shares of the Common Stock of the Company.  The Company authorized the conversion of 14,000 shares of Series C Preferred Stock held by Joseph Corso, Jr. into 350,000,000 shares of the Common stock of the Company and the transfer of those shares to third parties by Mr. Corso.  On October 30, 2007, the Company finalized the authorization for the delivery to seven employees of the Company of a total of 250,000 shares of restricted Series C Preferred Stock.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of November, 2007.

Nexia Holdings, Inc.

Date: November 18, 2007	By:	/s/ Richard Surber
Richard Surber
President and Director

INDEX OF EXHIBITS

Exhibit No.	Exhibit Page No.	Description

3(i)(a)	*	Articles of Incorporation of the Company in Colorado, 1987. (Incorporated by reference to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).
3(i)(b)	*	Articles of Amendment to change the name of the Company. (Incorporated by reference to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).
3(i)(c)	*
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

99(xlvi)
July 9, 2007, a Stock Option Agreement between the Company and Fred Hunzeker, granting 40,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.

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

99(lvii)	August 15, 2007, a Stock Option Agreement between the Company and Matthew Stevens, granting 12,000,000 options with an option price set at $0.0001, all of the options vested immediately.
99(lviii)	August 17, 2007, a Stock Option Agreement between the Company and John Mortensen, granting 50,000,000 options with an option price set at $0.0001, all of the options vested immediately.

99(lix)	August 28, 2007, a Stock Option Agreement between the Company and Anthony Newby, granting 50,000,000 options with an option price set at $0.0001, all of the options vested immediately.
99(lx)	September 7, 2007, a Stock Option Agreement between the Company and Richard N. Smith, granting 100,000,000 options with an option price set at $0.0001, all of the options vested immediately.
99(lxi)	September 7, 2007, a Stock Option Agreement between the Company and Mike Bates, granting 100,000,000 options with an option price set at $0.0001, all of the options vested immediately.
99(lxii)	September 7, 2007, a Stock Option Agreement between the Company and Rachael Domingo, granting 20,000,000 options with an option price set at $0.0001, all of the options vested immediately.
99(lxiii)	September 7, 2007, a Stock Option Agreement between the Company and Michael Martinez, granting 18,000,000 options with an option price set at $0.0001, all of the options vested immediately.
99(lxiv)	September 7, 2007, a Stock Option Agreement between the Company and Morgen Victoria Swenson, granting 20,000,000 options with an option price set at $0.0001, all of the options vested immediately.
99(lxv)	September 7, 2007, a Stock Option Agreement between the Company and Megan M. Jesse, granting 20,000,000 options with an option price set at $0.0001, all of the options vested immediately.
99(lxvi)	September 7, 2007, a Stock Option Agreement between the Company and Matthew A. Stevens, granting 15,000,000 options with an option price set at $0.0001, all of the options vested immediately.
99(lxvii)	September 7, 2007, a Stock Option Agreement between the Company and Sarah Lovett, granting 40,000,000 options with an option price set at $0.0001, all of the options vested immediately.
99(lxviii)	September 7, 2007, a Stock Option Agreement between the Company and Michael Ryan Hogan, granting 10,000,000 options with an option price set at $0.0001, all of the options vested immediately.
99(lxix)	September 7, 2007, a Stock Option Agreement between the Company and Fredrick W. Hunzeker, granting 100,000,000 options with an option price set at $0.0001, all of the options vested immediately.
99(lxx)	September 10, 2007, a Stock Option Agreement between the Company and Scott Schimmelpfenning, granting 100,000,000 options with an option price set at $0.0001, all of the options vested immediately.
99(lxxi)	September 20, 2007, a Stock Option Agreement between the Company and Jaime Catmull, granting 50,000,000 options with an option price set at $0.0001, all of the options vested immediately.
99(lxxii)	September 27, 2007, a Stock Option Agreement between the Company and Andrew Dunham, granting 50,000,000 options with an option price set at $0.0001, all of the options vested immediately.

SUBSEQUENT EVENTS

99(lxxiii)
October 8, 2007, a Stock Option Agreement between the Company and Fredrick W. Hunzeker, granting 250,000,000 options with an option set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(lxxiv)
October 8, 2007, a Stock Option Agreement between the Company and Michael Golightly, granting 250,000,000 options with an option set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(lxxv)
October 8, 2007, a Stock Option Agreement between the Company and Pamela Kushlan, granting 250,000,000 options with an option set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(lxxvi)
October 8, 2007, a Stock Option Agreement between the Company and John Mortensen, granting 250,000,000 options with an option set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(lxxvii)
October 8, 2007, a Stock Option Agreement between the Company and Jared Gold, granting 169,000,000 options with an option set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(lxxviii)
October 30, 2007, a Stock Option Agreement between the Company and Jaime Catmull, granting 150,000,000 options with an option set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(lxxix)
October 31, 2007, a Stock Option Agreement between the Company and Andrew Dunham, granting 500,000,000 options with an option set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(lxxx)
October 31, 2007, a Stock Option Agreement between the Company and Guy Cook granting 100,000,000 options with an option set at 75% of the market price at the time of exercise, all of the options vested immediately.

99(lxxxi)
October 31, 2007, a Stock Option Agreement between the Company and Logan C. Fast, granting 500,000,000 options with an option set at 75% of the market price at the time of exercise, all of the options vested immediately.