Form 10-K
period 2007-12-31
NEXIA HOLDINGS INC
filed 2008-05-16
CIK 833209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the annual period ended	December 31, 2007

Commission File Number	33-22128-D

NEXIA HOLDINGS, INC. (Exact name of registrant as specified in its charter.)

Nevada (State of other jurisdiction of incorporation or organization)	84-1062062 (I.R.S. Employer Identification No.)

59 West 100 South Salt Lake City, UT (Address of principal executive offices)	84101 (Zip Code)

801-575-8073
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]          NO [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
Common Stock, $.0001 Par Value – 934,209,883 shares as of May 13, 2008.

Indicate by check mark whether the registrant is a shell company.   Yes  [   ]     No  [ X ]

The issuer's total consolidated revenues for the year ended December 31, 2007 were $3,232,488.

The aggregate market value of the registrant's common stock, $0.0001 par value (the only class of voting stock), held by non-affiliates was approximately $90,223 based on the average closing bid and asked prices for the Common Stock on May 13, 2008, of $0.0001 per share.

PART I

ITEM 1.
DESCRIPTION OF BUSINESS

Nexia’s current operations are conducted through its subsidiaries which consist of the operation of Black Chandelier, clothing and lifestyle retail operation with two stores located in the Salt Lake City, Utah market; Landis Salons, which operates two hair salons that sell Aveda™ products exclusively, and the leasing and selling of real estate. Nexia’s subsidiaries currently own and operate a 38,000 square foot retail/office building, an 11,000 square foot office building, and a 7,000 square foot retail building. All of these buildings are located in the greater Salt Lake City, Utah area.

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

General

Nexia currently has three general areas in which it conducts business operations.  The oldest is the acquisition, leasing and selling of commercial real estate properties in the greater Salt Lake City, Utah area. A subsidiary of the Company holds ownership interests in Landis Salons, which operates two Landis Lifestyle Salons selling Aveda™ products exclusively.  These salons are located in Salt Lake City and Bountiful, Utah. At December 31, 2007 another subsidiary, Gold Fusion Laboratories, Inc. (“GFL”), operated 4 retail clothing stores under the name Black Chandelier in Utah and an online store at www.blackchandelier.com.  Subsequently, GFL closed two of the Black Chandelier stores and ceased operations on or around March 31, 2008.  Nexia executed upon its security interest in all of the assets of GFL and reinvested them into Style Perfect, Inc., a newly formed subsidiary that now operates two Black Chandelier retail locations and the online store.

The corporate structure as of May 13, 2008, is as set forth in the following chart:

Style Perfect, Inc.

Black Chandelier Operations

In August of 2006, Gold Fusion Laboratories, Inc., a 100% owned subsidiary of the Company signed an asset purchase agreement with Diversified Holdings X, Inc. to acquire the rights, assets, inventories and receivables of the Black Chandelier clothing lines. Diversified Holdings X, Inc. is controlled by Richard Surber and is deemed an affiliate of Nexia. Included in Gold Fusion Laboratories’ operations were two retail outlets operated under the Black Chandelier label, in the Trolley Square and Gateway shopping centers located in Salt Lake City, as well as the online shopping site, www.blackchandelier.com.

Black Chandelier designs, produces, and manufactures a majority of all items sold in its stores that are sold under the trademarks, Black Chandelier, Jared Gold, Olfactory Surrealism, and Pink Chandelier. The stores also carry merchandise from Kill City Jeans, Le Sportsac, Taschen books, Lomography Cameras, 7 Diamonds, Seychelles Shoes, and Tokidoki Italy.

The first Black Chandelier retail store has been in operation for over three years at the Trolley Square location. Jared Gold designed a pilot store to be used as a model for the opening of additional stores; this store is located in the Gateway Shopping Center in downtown Salt Lake City. A virtual tour of this store can be viewed at http://www.blackchandelier.com/Gateway.html.

For the year 2007, Black Chandelier had gross revenues of $962,079.  Reported revenues for the year ended December 31, 2006 were $323,352.  The Company has announced plans to explore the potential for opening additional stores in the U.S. and abroad over the next 3 to 5 years, subsequent to raising $1 to $1.5 million from funds through the S-1 filing or other sources.

Subsequent to the end of the year, Nexia exercised its security interest in the assets, inventory, and equipment held by Gold Fusion Laboratories, Inc. and used in the operations of Black Chandelier.  Nexia is currently managing the Black Chandelier operations and in an effort to consolidate operations and reduce expenses has closed the Fashion Place Mall location in Murray, Utah and the store located in Provo, Utah.

Black Chandelier is a lifestyle company that produces clothing, candles, and active wear. The mission of Black Chandelier is to offer products designed with deliberateness and wild inspiration that indulge an individual’s innate drive to be unique. The overarching concept is to provide the consumer with an affordable alternative to “mass-market” offerings by extending a product that conveys a sense of eccentricity that stands apart in quality, style, and price from most of the homogenous fare offered to consumers by the mainstream apparel market. The clothing items are produced in small runs keeping merchandise offered in the stores fresh.

Black Chandelier stands in a unique position to establish a niche market among its customers. The clothing, accessories and other products are designed with an edgy sophistication that allows customers to fulfill their need to express their uniqueness. The consumer base of Black Chandelier has a very large age range. Female shoppers vary in age from 15 to 65. The income ranges vastly among this large age spread; however the average is $37,000. This typical consumer is fashion conscious and follows current trends and subscribes to or reads several fashion oriented women’s magazines. The expanding men’s division has garnered a large fan base in the age group from 15 to 35. These consumers read weekly entertainment guides and local underground publications and fanzines.

The operations of Black Chandelier are subject to normal government regulation at the federal, state, and local level. Black Chandelier must comply with governmental regulation regarding employment, wages, access for handicapped and disabled persons, and other laws, rules, regulations and ordinances. Although there are no anticipated changes in existing local, state, or federal regulations; if changes should occur, Black Chandelier operations would adapt to such new regulations without any significant effect on revenues or operations. However, no assurances can be made that compliance or failure to comply with future regulations will not have a materially adverse effect on the business, operating results, or financial situation of Black Chandelier.

The Company believes that local competition for the Black Chandelier retail is Lollabella and JMR. This assumption is based on their marketing and customer demographics. Nationally Black Chandelier will face Diesel, Urban Outfitters, and Anthropologie. These specialty retailers manufacture their own goods as well as sell third party product, are nationally marketed, and maintain company operated boutiques in most major cities. Black Chandelier’s edge over its competition is its sales of exclusive product in a market that is presently saturated with larger brands. Ancillary items are purchased from other vendors in small amounts and with studied curation, in order to keep merchandise on the cutting edge. Although the apparel industry is mature and slow growing, it exists in a dynamic and competitive environment. The apparel industry is extremely competitive and highly fragmented. The power of the big retailers is a major challenge to any new designer and manufacturer; however, specialized product with limited distribution can create a unique identity among retailers.

Landis Salon

Nexia currently owns 85% of Landis Salons, Inc. (“Landis”) and 100% of Newby Salon LLC (“Newby”). Landis operates two AvedaTM lifestyle salons that feature AvedaTM products for retail sale. Nexia, subsequent to the end of the second quarter 2006, signed an agreement to acquire Mr. Surber’s 60% ownership interest in Landis. As consideration for that acquisition Nexia and Diversified Holdings I, Inc. delivered to Mr. Surber (1) a promissory note in the amount of $250,000, bearing interest at the rate of 24% per annum, due in five annual payments, (2) issuance of 75,000 shares of Nexia’s Class A Preferred Stock, and (3) issuance of 2,000,000 shares of Nexia’s Class B Preferred Stock. A 5% interest was acquired from Seth Bullough in exchange for the issuance by Nexia of 5,000 shares of Class A Preferred Stock. Nexia purchased the second AvedaTM salon in the third quarter of 2007.  The Company now owns 100% of Newby Salon, LLC, a Utah limited liability company that owns and operates the Reflections Hair & Image Studio. The new salon will operate as an additional AvedaTM lifestyle salon that features AvedaTM products in its services and for sale to the public.  On November 9, 2007 the new salon was renamed as a Landis Salon. Landis Salon has two locations in the Salt Lake area and reported revenue of $2,025,281 during the year ended December 31, 2007. Additional information on the Landis Salons can be found on its website at www.landissalon.com.

Landis intends to limit the services offered in its salons to hair and makeup only. The current salons’ operations consist of three major components, an Aveda™ retail store, an advanced hair salon, and a training academy (for the training of future staff about the culture, services, and products provided by Landis). Pricing of hair services will reflect the experience level of the stylists with the training academy ranging from $16 to $25 and the advanced hair salon from $30 to $75. The design of the studio is intended to look clean, comfortable, and modern, appealing to both genders and all age groups.

The target market for Landis is 70% female and 30% male, seeking customers with high expectations at a reasonable cost. The average customer in Salt Lake City is expected to visit the salon 7-9 times a year, spending an average of $47 on services and purchasing $15 of retail Aveda™ product with each visit. The current location was selected for its central location to the Salt Lake market area, the high income demographics available within easy driving distance and the trendy, upwardly mobile nature of the area. The primary marketing efforts of Landis will be word of mouth, supplemented by carefully selected advertising campaigns, and seeking referrals from the existing customer base.

The operations of Landis are subject to normal government regulation at the federal, state and local level. Landis must comply with governmental regulation regarding employment, wages, access for handicapped and disabled persons and other laws, rules, regulations, and ordinances. Although there are no anticipated changes in existing local, state, or federal regulations, if changes should occur, Landis Salon operations would adapt to such new regulations without any significant effect on revenues or operations. However, no assurances can be made that compliance or failure to comply with future regulations will not have a materially adverse effect on the business, operating results or financial situation of Landis.

Primary competition will come from salons offering above-and-beyond customer service in the Salt Lake area market. Currently identified as offering this level of competition are salons named, Lunatic Fringe, Salon Zazou, and Salon RZ. Landis will also be in competition with large scale hair cutting operations such as Great Clips, Supercuts, and Fantastic Sams; although these operations do not compete in offering the extra services and products that Landis offers.

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

For purposes of the following discussion Class A office space is defined as a building that has excellent location and access, attracts high quality tenants, and are managed professionally. Rents are competitive with other new buildings. Class B buildings have good locations, management, and construction and tenant standards are high. Buildings have very little functional obsolescence and deterioration. Class C buildings are typically 15 to 25 years old but are maintaining steady occupancy and demand lower rent than Class B buildings.

Significant Growth. According to the Year-End 2006 Market Review of Commerce CRG published by national real estate broker Cushman & Wakefield, in the Salt Lake City office market “more than 1.45 million square feet of office space were absorbed in the Salt Lake valley in 2005”. This change represents greater absorption numbers than in the last three years combined.” The overall vacancy rate was 10.28% in 2006, a 0.53% drop from 2005 figures and a drop of 4.97% from 2004 figures. The closing of a major office center in the central business district has reduced available space and could provide additional impetus for the construction of new projects. Salt Lake City has, during the recent past, attracted new attention from national tenants seeking space in the area.

These reported trends have not, however, led to significant increased occupancy in Class C office buildings or retail space which would cover the holdings of Nexia at the present time, excluding a portion of the Wallace building that we own which is Class A office space. Vacancies in such buildings have remained much higher as the higher class buildings have completed tenant improvements to their space to attract new tenants, Class C vacancy rates were reported at 25.14% for the year of 2006 compared to an overall vacancy rate of 9.88% for the central business district. However, for retail space, lease rates for Class A space have reached record highs and may encourage local retailers to move into Class B and C spaces with their lower lease rates.

All of the retail space in the Wallace/Bennett buildings owned by our subsidiary Wasatch Capital is currently leased. The retail space of 7,000 square feet in the buildings located at 1374 South State Street are fully leased at this time. The balance of the Company’s holdings in the Salt Lake City market are of office or studio space. Plans have been made to improve the vacant spaces and ready them for more aggressive marketing.

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

The Company has currently signed two real-estate purchase contracts. The contract price for the Kearns building is $765,000 and for the Downtown building is $1,050,000. The closing on the two buildings is subject to due diligence.

Employees

Nexia’s wholly owned subsidiary Diversified Holdings I, Inc. currently employs 8 people on a full time basis and from time to time hires outside contractors to perform various services as required by the operations of the Company. Landis Salons, Inc. has approximately 53 employees and Style Perfect, Inc. the operator of the Black Chandelier stores has approximately 13 employees.

Risk Factors

An investment in the common stock of the Company is risky. The common stock of the Company inherently involves a high degree of risk, and investors should carefully consider the possibility of incurring a significant loss. Given this possibility, we encourage investors to evaluate the following risk factors and all other information contained in this report, public disclosures, and other filing by the Company with the SEC before buying the common stock of Nexia. Any of the following risks, alone or together, could adversely affect our business, our financial condition, or the results of our operations, and therefore the value of your Nexia common stock.

Risks Related to Nexia’s Business

There is substantial doubt about Nexia’s ability to continue as a going concern due to insufficient revenues to cover our operating costs, which means that we may not be able to continue operations unless we obtain additional funding.

Our independent auditors added a going concern qualification to each of their reports issued in connection with their audit of our December 31, 2007 and 2006 financial statements. The auditors noted in their report that Nexia generated significant losses from operations, had an accumulated deficit of $24,181,911 and a working capital deficit of $1,022,573 as of December 31, 2007. These factors raise substantial doubt about Nexia’s ability to continue as a going concern. These general conditions continued through the first quarter of 2008, resulting in additional deficits in the operations of the Company.

Management anticipates that Nexia will incur net losses for the year end results of December 31, 2008. To the extent that Nexia does not generate additional revenue from its existing properties, existing retail operations, acquire additional properties that generate revenue, obtain additional funding, that its stock price does not increase, that additional adjustments are not made to decrease operating expenses, Nexia may not have the ability to continue as a going concern. The financial statements which accompany this filing do not include any adjustments that might result from the outcome of this uncertainty.

Real Estate

Nexia's real estate investments are inherently risky and dependent on rental income.

Real estate investments are inherently risky. The value of a company’s real estate investments depends largely on the rental income and the capital appreciation generated by the properties which the company owns. If our properties do not generate enough cash flow from rental income to meet operating expenses (such as debt service, capital expenditures, and tenant improvements), our ability to develop our real estate business and have it become profitable will be adversely affected.

Income from real estate investments may be adversely affected by a number of factors, including:

w	the general economic climate and local real estate conditions (such as too much supply or too little demand for rental space, as well as changes in market rental rates);

w	prospective tenants' perceptions of a building's safety, convenience, and attractiveness, or the overall appeal of a particular building;

w	the property owner's ability to provide adequate management, maintenance, and insurance;

w	expenses for periodically renovating, repairing, and re-letting spaces;

w	falling operating costs for competing properties, which would allow them to undercut our rental rates;

w	rising unemployment rates in the area, which may reduce the demand for rental space;

w	adverse changes in zoning laws, tax laws, or other laws affecting real estate or businesses in the area;

w	damage from earthquakes or other natural disasters;

w	mortgage interest rates and the availability of financing.

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

There are numerous uncertainties in estimating real estate values and prospective appreciation value. The estimated values set forth in appraisals are based on various comparisons to other property sales; predictions about market conditions such as demand, vacancy rates, prospective vacancy rates, renewal terms, and other factors; assumptions about the property’s condition, conformance with laws and regulations, absence of material defects; estimates of lease revenues and operating expenses; and other factors. Any significant change in these comparisons, predictions, assumptions, and estimates, most of which are beyond our control, could materially and adversely affect the market values and appreciation potential of our properties.

We compete with substantially larger companies to acquire suitable buildings.

The commercial real estate market is highly competitive. We compete with substantially larger companies for the acquisition, development, and operation of properties that fit within the parameters of our business plan. Some of these companies are national or regional companies with far greater resources than ours. The presence of these competitors may significantly impede our business growth or survival.

Nexia's ability to generate enough revenue to operate its real estate holdings profitably is dependent on the ability to attract tenants and ensure that tenants meet their lease obligations.

Our business would be severely affected resulting from the loss of revenues that would occur if our current tenants fail to meet lease obligations or, if upon failure to meet lease obligations, we were unable to enter into new viable leases for the resulting vacant space. Further, if a tenant defaulted on a lease, we might experience a delay before the courts enforced our rights against the tenant. Our ability to lease the space during any court enforced action would be seriously impaired. Failure of a tenant’s business through bankruptcy would also reduce or eliminate our revenue flow. We can provide no assurance that tenants will faithfully meet their lease obligations or that tenants will not be impaired through some form of business failure or otherwise, with the result that our ability to operate our business would be materially and negatively affected. During 2007 the rate of default on tenant’s obligations billed during that period was 3%.  A total of 17,760 square feet of space, or 48% of the rentable square feet available to the Company, are represented by leases that will expire within the next 12 months or are currently being leased on a month to month basis.

Our ability is questionable to satisfy fixed operating costs that may rise over time and which cannot be reduced in response to any decrease in our rental income, or passed through to our tenants.

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

We will need new funding, which may not be available, in order to fully execute our real estate business plan and maintain operations.

Our real estate business plan, “buying undervalued buildings”, will depend on our ability to raise more money. Management and shareholders have not committed to provide new funding. Except for that funding we hope to obtain as a result of selling our common stock to Dutchess, as detailed in the Company’s SB-2 filings, we have not investigated other sources, availability, or terms for new funding. There is no assurance that funding will be available from any source or, if available, that it can be obtained on acceptable terms. If we can not obtain new funding, our operations could be severely limited.

We project that in 2008 and beyond, our salon and retail store businesses will be able to generate sufficient revenues to meet their internal financial needs. We project the cash burn rate for the next twelve months, for the Company’s general needs and rental operations will be approximately $1,320,000. Funds to cover the burn rate will come from excess reduction in cash employee expenses through stock issuance, $750,000; and sale of stocks from an investment portfolio of at least $200,000. The total provided to cover the Company’s general needs and the rental operations will be approximately $950,000. The Company will need to find funding to cover the additional $370,000 needed to maintain current operations. These amounts do not include any funds that may be received from the Dutchess equity line of credit.

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

Management

We are dependent on key personnel, specifically Richard Surber, and we have an employment agreement with him.

We are dependent on the services of Richard Surber, our President. We have an employment agreement with Mr. Surber through December 2011. Losing his services would likely have an adverse effect on our ability to conduct business. Mr. Surber serves as an Officer and Director of Nexia. Mr. Surber is currently employed by other businesses, and he will only allocate a portion of his time (estimated at an average of 50 hours per week) to the business of Nexia and its subsidiaries. Therefore, there is a risk that he might not devote enough time to Nexia in fulfilling our business plan. Further, Nexia has a limited number of full time employees.

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

Nexia has hedged its risk of losing any key employees by having Anthony Newby serve as the Chief Operating Officer to assist and help with growing Black Chandelier and Landis Salons, Inc.

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

Nexia’s management estimates that the Company’s current “burn rate,” the current rate at which expenses exceed revenue, is approximately $110,000 per month, or $1,320,000 per year. We will need to raise additional funds within the next twelve months in order to fund the current level of operations of the Company. We expect that the majority of these funds will come from the sale of our common shares to Dutchess or the sale or transfer of some of our preferred shares to private investors. Either method of funding could result in a significant dilution of ownership interests by the holders of our common stock.

Changes in consumer tastes and fashion trends can have a negative impact on our financial performance.

Both Landis Salons, Inc. and Black Chandelier operations could be negatively impacted by unforeseen and unfavorable changes in consumer tastes and fashion trends away from those targeted by the marketing and sales efforts of Landis and Black Chandelier. As these tastes and trends are not predictable and their effect on the operations of either retail operation cannot be estimated in advance, great effort is made in the operations of both companies to ensure that their products and services reasonably and adequately anticipate the business operation changes for each company. However, there is no way to assure success with these efforts.

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

The Company has concluded discussions with the Department of Commerce in the State of Utah concerning private offerings made by the Company and their compliance with Utah regulations.

In October of 2006, the State of Utah through its Department of Commerce requested information from the Company to determine the compliance with Utah regulations regarding all offerings made by the Company within the past five years.  Preliminary indications were that some shares have been issued within the State of Utah without full compliance with registration or qualification requirements under the securities laws of Utah.  These discussions have led to the Company agreeing to offer a right of rescission to all residents of the state of Utah whose purchase of shares from the Company was not made in full compliance with registration or qualification requirements in the State of Utah.  After making an offer of rescission to all Utah residents and several non-residents, none of those offers was accepted and the matter has been closed with the state of Utah.

Risks Related to Landis Salons, Inc. Operation of Landis Lifestyle Salon

The Landis Lifestyle Salon operations are dependent on key personnel.

The operations of the two Landis Lifestyle Salons are dependent on the day to day management of current staff at these locations who works in the salon and trains its personnel. Losing the services of these long term employees would likely have an adverse effect on the operations and business development of the salon business owned and operated by Landis Salons, Inc.

Our success depends on our ability to attract and retain trained stylists in order to support our existing salon business and to staff future expansion.

Landis is actively recruiting qualified candidates to fill stylist positions for the salons. There is substantial competition for experienced personnel in this area, which we expect to continue. We will compete for experienced candidates with companies who have substantially greater financial resources than we do. If we fail to attract, motivate and retain qualified stylists, it could harm our business and limit our ability to be successful and hamper expansion plans. For example, we will depend upon the expertise and training abilities of our current staff and management at the Landis Lifestyle Salons. Since we do not maintain insurance policies on any of our employees, if we lose the services of any key officers or employees it could harm our business and results of operations.

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

Landis Salons, Inc. operates the Landis Lifestyle Salons and has a Retail Product Use Agreement with a distributor of the Aveda™ line of products, which are used exclusively in the services provided to customers of the salon and offered for retail sale at the salon location. Loss of the right to sell Aveda™ product would have a significant and negative impact on the operation of the salons and their ability to generate revenues from either retail sales of health and beauty products or from providing services to consumers at the salon. Landis believes that the high quality and reputation of this line of products is key to its current operations and future success.

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

Risks Related to Operation of Black Chandelier Clothing Line

The success of the Black Chandelier business plan depends in large part on our ability to identify fashion trends and to react to changing customer demand in a timely manner.

Consequently, we depend, in part, upon favorable market response to the creative efforts of the Black Chandelier operation.

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

Additional capital is necessary to implement the Company's Business Plan for Black Chandelier operations.

The Company does not believe that it has sufficient cash, cash equivalents and operating income to maintain its business at its existing level through the next 12 months. The Black Chandelier operation will require significant new capital in order to execute its business plan. The Company’s success in raising this capital will depend upon its ability to access equity capital markets. We may not be able to do so, or do so on acceptable terms. If the Company fails to obtain funds on acceptable terms, it will not be able to execute the Black Chandelier business plan and would have to delay or abandon some or all of its plans for growth.

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

Companies trading on the OTC Bulletin Board, such as Nexia, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, shares of our common stock could be removed from the OTC Bulletin Board. As a result of that removal, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  We filed late on our annual report for the year ended December 31, 2006.  If we file late two more times, within one year on any of our quarterly or annual reports, we will be removed from the OTCBB and become traded on the Pink Sheets.

Reports to Security Holders

We are not required to deliver an annual report to security holders and do not plan to send a copy of the annual report to them. If we choose to create an annual report, it will contain audited financial statements. We intend to file all required information with the SEC. We plan to file with the SEC our Forms 10-K, 10-Q and all other forms that are or may become applicable to us.

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

At the beginning of 2004, only the ground level was suitable for rent as retail space. The ground level comprises 7,816 square feet or 21% of the Building. A portion of this space is currently leased to Richard Wirick, the owner of the Oxford Shoe Shop, a retail outlet for men's shoes, for a monthly rental of $1,055 for 1350 square feet. A lounge occupies 1,900 square feet of the ground floor retail space at a monthly rental of $2,936 for the first year of a five year term ending February, 2013. A restaurant and an art gallery occupy the balance of the ground floor space. The average annual effective rental for the rentable ground level space is $15.21 per square foot or $118,917 in gross rental income. Tenants by contract are liable for their pro-rata shares of the taxes and insurance on the building and each tenant is liable for its own utilities.

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

Wasatch, on or about August 23, 2006, closed on a $1,000,000 refinancing of the Wallace-Bennett Building with a new loan secured by the building. The terms of the loan include a total loan in the sum of $1,000,000; a term of 10 years, with an interest rate of 7.125% fixed for ten years and provides for monthly payments based upon a 30 year amortization. The loan was personally guaranteed by Richard D. Surber, Nexia's President and C.E.O. Proceeds from the new financing were used to retire the prior loan secured by the building in the sum of $812,053 and included a cash payment of $149,572 to Wasatch. Wasatch intends to improve the remaining upper floor space as office space, studio locations and production space for low impact business. The terms set forth above, reclassify the loan held by Wasatch Capital from short-term debt to long-term debt which has substantially increased Nexia’s working capital.

Management believes that the building is adequately insured.

Downtown Development, Corp. ("DDC")

DDC, a 99.08% owned subsidiary of Nexia, owns a one story retail building located at 1374 South State Street, Salt Lake City, Utah, which it purchased on December 1, 1999 for $535,000. The balance on the financing owing at December 31, 2007 was $559,749. The building was appraised at $600,000 in November of 2002. In December of 2002, DDC obtained permanent financing with Community First National Bank; the loan bears interest at the rate of 7.16% per annum, with monthly payments of $3,061, with a final balloon payment due on December 5, 2012 (estimated amount $260,800). The loan was personally guaranteed by Richard D. Surber, Nexia's President and C.E.O. The building is 7,000 square feet, one story tall and constructed in the late 1960's. A bakery currently occupies 2,500 square feet of retail space under a lease in the building and a retail sporting equipment outlet leases the remaining 4,500 square footage of the building. DDC expended $34,100 through March 31, 2004 in renovations to the space occupied by the bakery in the property. The tenants are liable for their pro-rata share of the taxes and insurance for the building as well as their use of utilities. This figure does not include substantial improvements made by the tenant to the same portion of the property. The retail space in the building competes for tenants with other retail space on State Street which is a commercial zone for over one mile in each direction from the property.

DDC, on August 18, 2006, closed on the purchase of a lot immediately adjacent to the above described property and building located at 1374 South State Street. The total purchase price for the property was $250,000. This purchase price was financed with a short term (90 days) loan. The additional property is being used by a current tenant.

On September 21, 2006, DDC closed on refinancing of the loans on the building and lot on South State Street. A loan in the sum of $568,000 was secured from Cyprus Credit Federal Credit Union. The loan bears interest at the rate of 7.00% per annum, with monthly payments of $3,779, with a final balloon payment due on September 22, 2016 (estimated amount $491,000). The loan was personally guaranteed by Richard D. Surber, Nexia’s president and C.E.O. The remaining balance due to Rich Investment, LLC in the sum of $57,000 was restated in a new note bearing interest at the rate of 12% per annum.  The $57,000 new note was repaid in full on March 15, 2007. The Company has signed a real estate purchase contract to sell the building for $1,050,000. The purchase closing is subject to due diligence.

Management believes the property held by DDC is adequately insured.

Kearns Development Corporation. ("Kearns")

Kearns, a 99% owned subsidiary of Nexia, owns one office building located on West Sams Boulevard in Kearns, Utah (a suburb of the Greater Salt Lake area). The building contains approximately 11,709 square feet of total floor space in a single story. The building was purchased on November 29, 2000 for a total price of $750,000. The purchase was financed with a $625,000 first mortgage from Brighton Bank with an initial variable rate of 10.97% amortized over 25 years and monthly payments of $5,632. The loan was personally guaranteed by Richard D. Surber, Nexia's President and C.E.O. This property was refinanced on January 9, 2003 for $660,000 by Community First Bank, at an interest rate of 7.16%. Monthly payments are $5,223 based upon a 20 year amortization with a balloon payment of the remaining balance due on January 9, 2013 (estimated amount of $441,325). The balance owing on this loan as of December 31, 2007 was $573,383. At the time of the refinancing, the building was appraised at $980,000.  The building is leased to a tenant occupying approximately 35% of the office space and generating monthly rentals of $3,452 at an average rate of $10.25 per square foot. The gross annual rental income from the building is $41,420. Kearns has no present plans to renovate or improve the building. The building competes for tenants with other office space in the Kearns area.  Management believes that this building is adequately insured. The Company has signed a real estate purchase contract to sell the building for $765,000. The purchase closing is subject to due diligence.

None of the financing for the above described properties provides for pre-payment penalties.

Contractual Obligations

	Total	2008	2009	2010	2011	2012	Thereafter
Mortgage debt	$2,121,851	$38,670	$41,516	$44,572	$47,854	$51,376	$1,897,863
Promissory notes	1,456,817	945,534	143,948	146,843	150,402	44,417	25,673
Capital lease
obligation	68,280	18,224	20,251	22,507	7,298	-	-
Operating lease
obligation	995,521	411,597	225,812	210,385	147,757	-	-
	$4,642,469	$1,414,025	$431,527	$424,307	$353,311	$95,793	$1,923,536

Detail of Costs Associated with Rental Revenue,
Years Ended December 31, 2007 and 2006

	Year Ended December 31,		Change
Expense Description	2007	2006	$	%

Mortgage interest	$154,699	$142,591	$12,108	8.49
Depreciation	90,251	91,053	(802)	(0.88)
Payroll - mgt. and maintenance	24,934	10,392	14,542	139.93
Utilities	24,846	21,524	3,322	15.43
Property Tax	24,323	36,512	(12,189)	(33.38)
Maintenance and repairs	2,970	10,107	(7,137)	(70.61)
Insurance	7,407	7,857	(450)	(5.73)

	$329,430	$320,036	$9,394	2.94

ITEM 3.	LEGAL PROCEEDINGS

The following civil actions may have a material impact on Nexia:

Nexia Holdings, Inc., a Nevada Corporation vs. Richard Bailey, Individually and Creative Marketing Group, Inc., a Nevada Corporation.  This action was filed on September 28, 2004, in the Third Judicial District Court of Salt Lake County, State of Utah, Civil Case No. 040920424.  Nexia filed this cause of action to recover its damages that resulted from the failure of the named defendants to perform the terms and conditions of a Stock Purchase Agreement and Plan of Reorganization signed on or about November 10, 2003.  This agreement provided for Nexia to acquire a controlling interest in the defendant corporation which the Defendants have subsequently failed and refused to perform, despite Nexia having tendered full performance on its part.  Both defendants were served with process in the case and failed to make an appearance before the Court; entry of default against each defendant has been signed by the court.  A judgment in the sum of $88,036, attorney’s fees of $13,205, plus interest and cost of suit has been granted to the Company.  Both named defendants have filed Chapter 7 bankruptcy cases in Nevada and no recovery from the judgment is expected as no recoverable assets are reported in either party’s case.

Nexia Holdings, Inc., a Nevada corporation vs. Collegestock, Inc. a Nevada corporation and Thomas J. McCarthy, Individually.  Litigation was filed on July 19, 2007, in the Third Judicial District Court of Salt Lake County, State of Utah, Civil Case No, 070910429.  Suit was filed seeking recovery of $20,000 paid to the defendants for consulting services and investor relations that Nexia alleges were never delivered and that fraudulent representations were made to induce Nexia into signing the agreement.  Defendants have been avoiding service in person, the corporate defendant was recently served with a copy of the complaint through its registered agent in the State of Nevada.  Nexia has filed a motion to strike the answer filed by a non attorney for the corporate defendant.  Mr. McCarthy has not yet been served with a copy of the complaint.

Nexia Holdings, Inc., a Nevada corporation vs. Expedite Ventures, Inc. a Nevada corporation and Michael Maley, Individually.  This action was filed on July 19, 2007, in the Third Judicial District Court of Salt Lake County, State of Utah, Civil case No. 070910431.  Suit was filed based upon the breach of a contract to provide investor relations services to Nexia in exchange for a cash payment of $50,000.  Recovery of the cash payment is sought.  Defendants have retained counsel and filed answers, the corporate defendant has also filed a counterclaim seeking additional payment of $50,000 it alleges is due under the terms of the contract.  A discovery plan is to be filed with the trial court in the near future to set forth a timeline for this cause of action.

Fashion Place, L.L.C., a Delaware limited liability company vs. Gold Fusion Laboratories, Inc., a Nevada corporation and Nexia Holdings, Inc., a Nevada corporation.  This action was filed on March 31, 2008 in the Third Judicial District Court of Salt Lake County, State of Utah, Civil case No. 080905398.  The suit seeks recovery from Nexia as a Guarantor of the lease obligations of Gold Fusion Laboratories for space lease in the Fashion Place Mall.  The suit alleges damages of $25,676, plus late fees, interest, attorney’s fees and costs.  Additional claims for unpaid rent are asserted until the space can be leased to a replacement tenant. Nexia has filed an answer and is considering its course of action.

Terranet Investments, L.C., a California limited liability company vs. Gold Fusion Laboratories, Inc. dba Black Chandelier, a Utah corporation; Jared Gold; an individual.  This action was filed on March 7, 2008 in the Fourth Judicial District Court of Utah County, State of Utah, Civil case No. 080400750.  The suit seeks recovery from Gold Fusion Laboratories, Inc., that is in fact a Nevada corporation and from Jared Gold as a guarantor for alleged unpaid rent arising from the operation of a Black Chandelier retail outlet in the Riverwoods Mall located in Provo, Utah.  The cause of action seeks judgment in the sum of $48,023, the subsidiary of the Company has filed a response to the cause of action and will seek to protect all legal remedies available to it before the trial court.

Wasatch Capital Corporation, a Utah corporation vs. Olympus Contract Glazing, Inc. a Utah corporation.  This action was filed on January 11, 2008, in the Third Judicial District Court of Salt Lake County, State of Utah, Civil Case No. 080900619.  Wasatch filed this cause of action to recover its damages that resulted from the failure of the named defendants to repair the damage from glass that was installed in a damaged or imperfect condition in 2005.  Attempts to resolve the matter prior to suit were never successful. A contract for the replacement of the defective materials was signed and costs of $17,882 were incurred for which recovery is sought from the defendant.  A response to the action has been filed, alleging that other parties are liable for the damages, the glass manufacturing company or the shipping company, and seeking a trial by jury of the controversy.  Discovery has not been started and no trial schedule has yet been determined.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is quoted on the OTC Bulletin Board under the symbol, "NXHL". Trading of the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for the quarters indicated below for the years ended December 31, 2006, 2007 and the quarter ending March 31, 2008 are as follows:

YEAR	PERIOD ENDING	HIGH	LOW

2006	March 31, 2006	$0.60	$0.10

	June 30, 2006	$0.60	$0.20

	September 30, 2006	$0.40	$0.20

	December 31, 2006	$0.40	$0.20

2007	March 31, 2007	$0.30	$0.05

	June 30, 2007	$0.12	$0.01

	September 30, 2007	$0.04	$0.01

	December 31, 2007	$0.01	$0.001

2008	March 31, 2008	$0.007	$0.0001

200,000 Shares of Series A Preferred Stock are issued and outstanding.

There is only one holder of Series B Preferred Stock, Richard Surber, who holds 10 million shares.

As of May 6, 2008 there were fourteen holders of Series C Preferred Stock, Joseph Corso, who holds 541,000 shares, John E. Fry, Jr. who holds 10,500 shares, Jared Gold who holds 70,000 shares, Brooke Newby who holds 30,000 shares, NFC Escrow Holdings Corp holds 30,000 shares, Sean Pasinsky who holds 29,176 shares, Geoffrey Eiten who holds 60,000 shares, J.H. Darbie who holds 24,000 shares, AmeriResources holds 150,000 shares, Morgan Swenson who holds 30,000 shares, Guy Cook who holds 50,000 shares, Michael Golightly who holds 50,000 shares, Pamela Kushlan who holds 30,000 shares, John Mortensen who holds 30,000 shares and Fredrick Hunzeker who holds 30,000 shares.

Effective December 14, 2007, a 1 for 100 reverse stock split of the common stock was declared effective.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report. Our fiscal year end is December 31.

General

Our business plan for the next twelve months involves the continued operation of our office buildings in Salt Lake City, Utah coupled with our ongoing attempts to locate and acquire additional commercial space in the greater Salt Lake area and elsewhere and to locate suitable buyers for the properties as the circumstances may permit. We have acquired 85% of Landis and have plans to open two more locations over the next 18 months. We also operate two Black Chandelier stores and have plans to open at least two more in the Western United States by December 31, 2008. We anticipate opening an additional four locations over the next 24 to 36 months, subsequent to raising $1 to $1.5 million funds through the S-1 filing or other sources.

Results of Operations

Revenues

Year ended December 31, 2007. Gross operating revenues for the fiscal years ended December 31, 2006 and 2007 were $1,834,245 and $3,232,488, respectively. This represents a $1,398,243 or 76% increase from 2006 to 2007.

Gross rental revenues for the fiscal years ended December 31, 2006 and 2007 were $184,230 and $245,128, respectively. This was a increase of $60,898 or 33% from 2006 to 2007. The increase in rental revenues for 2007 came from the collection of past due receivables, an additional tenant in the downtown building, and increased rents on new lease agreements with the current tenants. We do not expect rental revenues to substantially increase in the next few years until such time as Nexia is able to successfully raise a substantial amount of capital which will provide the means to purchase additional properties to replace those which have been sold over the last few years.

The revenues attributable to sales from Landis and Gold Fusion totaled $1,649,365 for the year ended December 31, 2006 compared to $2,987,360 of sales generated by sales for the year ended December 31, 2007. The increase of $1,337,995 or 81% from 2006 to 2007 is as a result of the increased number of retail outlets for Black Chandelier and the addition of the Bountiful Landis salon.

Expenses

Year ended December 31, 2007. Total operating expenses for the fiscal years ended December 31, 2006 and 2007 were $5,444,591 and $7,212,599, respectively. This is a $1,768,008 increase or a 32% increase from 2006 to 2007. The increase was attributable primarily to the amount of costs incurred by the increase in operating the additional retail locations acquired by the Company during 2007 that were not operating during 2006 and the increased administrative costs resulting from the expansion of operations by Landis and Black Chandelier.

Depreciation and amortization expenses for the year ended December 31, 2006, were $166,874 compared to $222,059 for same period in 2007. The increase in expense of $55,185, or 33%, was primarily the result of the acquisition of additional depreciable assets by Landis and Black Chandelier over the course of the year 2007.

Nexia expects expenses as a percent of revenues to continue to increase through 2008 as Nexia steps up its effort to expand its retail operations as well as acquire additional properties.

The net increase in general and administrative expenses from 2006 to 2007 was $3,504,534 explained in detail in the table below:

Increase
Payroll Expenses	$1,716,643
Adjustment to stock subscriptions receivable	773,870
Increase in marketing Company stock expense	643,241
Directors fees in 2007, none were recorded in 2006	304,000
Other miscellaneous expense increases	66,780
Net increase from 2006 to 2007	$3,504,534

Operating Losses

Nexia recorded an operating loss of $4,447,454 for the year ended December 31, 2006 compared to $5,732,773 for the comparable period in the year 2007. The increase in operating loss of $1,285,319 or a 29% increase was the result of the increased operating expenses related to the operation of the Landis Salon, Black Chandelier costs of expansion, adjustments to stock subscriptions receivable, increase in marketing expenses for the Company’s stock, and director’s fees paid out during 2007, when no fees were paid in 2006. No director’s fees were paid with cash during the years ended December 31, 2006 and 2007.

Net Losses

Nexia recorded a net loss of $1,983,297 for the year ended December 31, 2006, as compared to a net loss of $8,498,219 for the comparable period in 2007. The increase in the amount of net loss represents a change of $6,514,922, or 328%, compared to the same period in 2006, reported above. The largest contributing factors to the increase in net loss is the loss recognized from issuing preferred stock of $2,087,027, loss on termination of convertible debt of $807,182, adjustment to stock subscriptions receivable of $773,870, increased expense in marketing Company stock of $643,241, directors fees of $340,000, and increased payroll expenses of $1,716,643. Increased expenses mentioned above that are non cash items total $4,651,320.

Nexia does not expect to operate at a profit through fiscal 2008. Since Nexia's activities in the past were tied to its ability to operate its real estate properties at a profit, future profitability or its revenue growth tended to follow changes in the real estate market place. The recent diversification into retail operations represented by its investment in Landis Salons, Inc. and Gold Fusion Laboratories during 2007 will broaden Nexia’s operations and make it less dependent on the real estate market and its fluctuations. There can be no guarantee that profitability or revenue growth will be realized in the future.

Impact of Inflation

The Company believes that inflation may have a negligible effect on future operations. The Company believes that it may be able to offset inflationary increases in the cost of revenue by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

On December 31, 2007, Nexia had current assets of $1,036,555 and $4,845,485 in total assets compared to current assets of $1,022,549 and total assets of $4,734,635 as of December 31, 2006. Nexia had net working capital deficit of $1,223,156 at December 31, 2006, as compared to a net working capital deficit of $1,694,448 at December 31, 2007. The increase in working capital deficit of $471,292 is due primarily to increased accrued liabilities and current maturities of long-term debt.

Cash used by operating activities was $956,880 for the year ended December 31, 2006, compared to cash used by operating activities of $855,448 for the comparable period in 2007. The decrease in cash used of $101,432 or 11% was attributable to the preferred and common stock issued for services and loss on termination of convertible debenture generated by the expanded operations during 2007 over 2006.

Net cash provided by investing activities was $561,239 for the year ended December 31, 2006, compared to net cash used by investing activities of $72,034 for the year ended December 31, 2007. The increase in cash used of $633,273 was attributable primarily to the purchase of property, plant, and equipment and marketable securities in 2007. In 2006, the Company received cash from the sale of marketable securities, commercial real estate, and an increased investment in Landis.

Cash provided by financing activities was $372,314 for the year ended December 31, 2006, compared to cash provided of $899,084 for the year ended December 31, 2007.  The increase of $526,770 in cash provided by financing activities was due primarily to the increase of proceeds from stock subscriptions receivable, preferred stock issued to acquire Newby Salon, change in accounting for the convertible debenture, and proceeds from issuing notes payable to related parties.

We project that in 2008 and beyond, our salon and retail store businesses will be able to generate sufficient revenues to meet their internal financial needs. We project the cash burn rate for the next twelve months, for the Company’s general needs and rental operations, will be approximately $1,320,000. Funds to cover the burn rate will come from the ESOP plan to pay employee compensation expenses, $750,000; and sale of stocks from an investment portfolio of at least $200,000.  The total provided to cover the Company’s general needs and the rental operations will be approximately $950,000. Additional funds will be needed to cover the current operating expenses. These amounts do not include any funds that may be received from the Dutchess equity line of credit as described in the Company’s SB-2 Registration Statements and amendments thereto as filed with the Securities and Exchange Commission.

ITEM 7.	FINANCIAL STATEMENETS AND SUPPLEMENTARY DATA

NEXIA HOLDINGS, INC. AND SUBSIDIARIES

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
Nexia Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Nexia Holdings, Inc. and subsidiaries (the Company) as of December 31, 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nexia Holdings, Inc. and subsidiaries as of December 31, 2007 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, during the year ended December 31, 2007, the Company suffered a loss from operations of $8,498,219 and used $855,448 of cash in operating activities. As of December 31, 2007, the Company has accumulated a deficit of $24,181,911, had a working capital deficit of $1,694,448 and a stockholders’ deficit of $6,870,114. The Company has defaulted on several of its liabilities. Subsequent to December 31, 2007, the Company has closed two clothing retail stores, and has entered into agreements to sell two of its commercial real estate properties. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
April 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Nexia Holdings, Inc. and Subsidiaries
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Nexia Holdings, Inc. as of December 31, 2006, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Nexia Holdings, Inc. as of December 31, 2006, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the accompanying consolidated financial statements, the Company has incurred cumulative operating losses through December 31, 2006 of $15,683,692, and has a working capital deficit of $1,223,156 as of December 31, 2006, all of which raise substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also discuss in Note 2.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC
March 21, 2007, except for Note 2 and Note 24 which are April 17, 2008
Henderson, Nevada

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
ASSETS	2007	2006
		(Restated)
CURRENT ASSETS

Cash	$95,760	$124,158
Investment in marketable equity securities - available for sale	195,499	265,532
Accounts receivable, trade and other - net of allowance for doubtful accounts of $91,036 and $103,732, respectively	50,343	32,841
Accounts receivable - employees and related parties	2,166	12,070
Accounts receivable - contingency	17,822
Notes receivable - net	-	10,142
Inventory	333,681	370,639
Prepaid expenses	341,284	207,167

TOTAL CURRENT ASSETS	1,036,555	1,022,549

PROPERTY AND EQUIPMENT

Property and equipment, net of $807,933 and $796,483 of accumulated depreciation, respectively	1,989,588	3,033,228
Land	181,945	633,520
Property - held for sale, net	1,362,950	-

NET PROPERTY AND EQUIPMENT	3,534,483	3,666,748

OTHER ASSETS
Goodwill	227,681	-
Loan costs, net	45,386	43,958
Trademarks	1,380	1,380

TOTAL ASSETS	$4,845,485	$4,734,635

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

	December 31,	December 31,
LIABILITIES AND STOCKHOLDERS' DEFICIT	2007	2006
		(Restated)
CURRENT LIABILITIES
Accounts payable	$640,142	$765,059
Accounts payable - related parties	127,512	44,032
Accrued liabilities	757,201	562,144
Accrued interest - related parties	186,306	51,025
Refundable deposits	17,414	15,892
Convertible debenture	-	210,714
Current portion of notes payable	812,818	420,814
Current portion of notes payable - related parties	189,610	176,025

TOTAL CURRENT LIABILITIES	2,731,003	2,245,705

LONG-TERM LIABILITIES
Series A convertible preferred stock - $0.001 par value; 10,000,000 shares authorized; 200,000 shares and 150,000 shares outstanding; $2,000,000 liquidation value	2,000,000	-
Series C convertible preferred stock - $0.001 par value; 5,000,000 shares authorized; 832,225 shares and 190,500 shares outstanding; $4,161,125 liquidation value	4,161,125	-
Notes payable, net of current portion	2,314,520	2,196,580
Notes payable - related parties, net of current portion	330,000	437,000

TOTAL LONG-TERM LIABILITIES	8,805,645	2,633,580

TOTAL LIABILITIES	11,536,648	4,879,285

MINORITY INTEREST	178,951	91,344

STOCKHOLDERS' DEFICIT
Series A preferred stock	-	150
Series B preferred stock - $0.001 par value; 10,000,000 shares authorized; 10,000,000 shares outstanding	10,000	10,000
Series C preferred stock	-	191
Undesigated preferred stock - $0.001 par value; 25,000,000 shares authorized; no shares outstanding	-	-
Common stock - $0.0001 par value; 500,000,000 shares authorized; 149,773,988 shares and 8,114,769 shares outstanding, respectively	14,977	811
Additional paid-in capital	18,275,039	15,682,841
Treasury stock, 0 shares and 1,470 shares, respectively, at cost	-	(100,618)
Receivable from stockholders	(168,663)	(365,262)
Accumulated other comprehensive income	(819,556)	219,585
Accumulated deficit	(24,181,911)	(15,683,692)

TOTAL STOCKHOLDERS' DEFICIT	(6,870,114)	(235,994)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,845,485	$4,734,635

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Other Comprehensive Income (Loss)

	For the Years Ended December 31,
	2007	2006
		(Restated)
REVENUE
Sales - Salon and Retail	$2,987,360	$1,649,365
Rental revenue	245,128	184,230
Consulting revenue	-	650

TOTAL REVENUE	3,232,488	1,834,245

COST OF REVENUE
Cost of sales - Salon and Retail	1,564,428	638,586
Cost associated with rental revenue	97,983	94,517
Depreciation and amortization on rentals	90,251	104,005

TOTAL COST OF REVENUE	1,752,662	837,108

GROSS PROFIT	1,479,826	997,137

EXPENSES
General and administrative expense	6,398,067	2,893,533
Consulting fees	528,025	2,345,598
Depreciation and amortization expense	131,808	62,869
Interest expense associated with rental revenue	154,699	142,591

TOTAL EXPENSES	7,212,599	5,444,591

OPERATING LOSS	(5,732,773)	(4,447,454)

OTHER INCOME (EXPENSE)
Derivative loss related to Series A and C convertible preferred stock	(2,087,027)	-
Loss on termination of convertible debt	(807,182)	-
Interest expense	(218,309)	(128,666)
Interest income	2,036	15,476
Litigation settlements	60,000	109,791
Sale of marketable securities	288,402	2,301,967
Gain or (loss) on disposal of assets	(250)	34,124
Loss on impairment of asset	(26,715)	-
Other income	19,735	128,618

TOTAL OTHER INCOME (EXPENSE)	(2,769,310)	2,461,310

LOSS BEFORE INCOME TAXES	(8,502,083)	(1,986,144)
Provision for state income tax	(3,900)	-

LOSS BEFORE MINORITY INTEREST	(8,505,983)	(1,986,144)

MINORITY INTEREST IN NET LOSS OF CONSOLIDATED SUBSIDIARIES	7,764	2,847

LOSS FROM CONTINUING OPERATIONS	(8,498,219)	(1,983,297)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	-

NET LOSS	$(8,498,219)	$(1,983,297)

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss (Continued)

	For the Years Ended December 31,
	2007	2006
		(Restated)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.18)	$(0.38)

BASIC AND DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	46,076,060	5,174,979

COMPREHENSIVE INCOME (LOSS)

Net Loss	$(8,498,219)	$(1,983,297)
Change in unrealized value of marketable securities	(1,043,392)	225,306

Comprehensive Income (Loss)	$(9,541,611)	$(1,757,991)

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Deficit
For the Year Ended December 31, 2006
Post Reverse Split Effective December 14, 2007

Description	Number of Preferred Shares	Preferred Stock	Number of Common Shares	Common Stock	APIC	Treasury Stock	Stock Subscriptions Receivable	Other Comprehensive Income - (Loss)	Retained Deficit	Total Stockholders Equity
Balance forward, Dec 31, 2005 (Restated)	8,100,000	$8,100	3,539,945	$354	$14,673,833	$(100,618)	$(11,325)	$(5,721)	$(13,733,362)	$831,261

Intrinsic value of options issued for past services	-	-	-	-	41,250	-	-	-	-	41,250

Fair value of options issued for past services	-	-	-	-	19,500	-	-	-	-	19,500

Common stock issued for options exercised	-	-	2,190,000	219	638,031	-	(394,704)	-	-	243,546

Stock certificate returned and cancelled	-	-	(1)	-	(11,800)	-	-	-	-	(11,801)

Adjust stock subscriptions receivable for sale of stock at fair market values less than the value when the stock was issued	-	-	-	-	(12,397)	-	12,397	-	-	-

Adjust for cash received on subscriptions receivable in excess of amount receivable from an employee	-	-	-	-	(1,576)	-	-	-	-	(1,576)

Common stock issued for services	-	-	34,825	3	12,445	-	-	-	-	12,448

Add net credit balance to common stock paid-in capital resulting from writing off intercompany balances by forgiving debt of other Nexia companies or debt being forgiven by other Nexia companies	-	-	-	-	7,118	-	-	-	-	7,118

Preferred stock issued for increased investment in Landis	2,080,000	2,080			(76,579)					(74,499)

Preferred stock issued for acquisition of Black Chandelier net assets from DHX, Inc.	157,500	158			241,454					241,612

Preferred stock issued for making a loan to Nexia Holdings, Inc.	3,000	3			14,997					15,000

Adjust stock subscriptions receivable for difference between market value when stock was issued and sales proceeds	-	-	-	-	(32,487)	-	24,365	-	-	(8,122)

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Deficit
For the Year Ended December 31, 2006
Post Reverse Split Effective December 14, 2007

Description	Number of Preferred Shares	Preferred Stock	Number of Common Shares	Common Stock	APIC	Treasury Stock	Stock Subscriptions Receivable	Other Comprehensive Income - (Loss)	Retained Deficit	Total Stockholders Equity

Common stock issued to Diversified Holdings X, Inc. re. acquisition of net assets of Black Chandelier operation from DHX, Inc.(restricted)	-	-	2,000,000	200	41,703	-	-	-	-	41,903

Value of notes payable and common stock given greater than net assets received, acquisition of B.C. net assets from DHX, Inc., in excess of common stock issued for acquisition of Black Chandelier net assets from DHX, Inc. and compensation for loan made to Nexia Holdings, Inc.			100,000	10	29,990					30,000

The company increased its number of authorized shares to 50,000,000,000 and par value adjusted from $0.001 to $0.0001	-	-	-	-	-	-	-	-	-	-

Common stock issued for partial conversion of convertible debenture	-	-	250,000	25	52,475	-	-	-	-	52,500

Adjust Stock Subscriptions Receivable for differences between stock sales net proceeds and amount when stock was issued	-	-	-	-	-	-	4,005	-	-	4,005

Adjust amounts received from option stock sales at prices less than fair market value when the shares were issued from charges against paid-in capital to expense					44,884					44,884

Adjustment for deleting Landis, LLC from 2005 financial statements and including them in 2006 financial statements, resulting from increasing in 2006 the investment in Landis from 20% to 85%									32,967	32,967

Change in comprehensive income, year ended December 31, 2006	-	-	-	-	-	-	-	225,306	-	225,306

Net consolidated loss for the year ended December 31, 2006	-	-	-	-	-	-	-	-	(1,983,297)	(1,983,297)

Balance at December 31, 2006 (Restated)	10,340,500	$10,341	8,114,769	$811	$15,682,841	$(100,618)	$(365,262)	$219,585	$(15,683,692)	$(235,994)

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Year Ended December 31, 2007
Post Reverse Split Effective December 14, 2007

	Number of Series B Preferred Shares (1)	Series B Preferred Stock (1)	Number of Common Shares	Common Stock	APIC	Treasury Stock	Stock Subscriptions Receivable	Other Comprehensive Income/Loss	Retained Deficit	Total Stockholders' Equity

Balance forward, December 31, 2006	10,340,500	$10,341	8,114,769	$811	$15,682,841	$(100,618)	$(365,262)	$219,585	$(15,683,692)	$(235,993)

Common stock issued for options exercised			48,715,175	4,872	2,053,401		(1,436,482)			621,791

Common stock issued for past services			13,360,000	1,336	206,564					207,900

Common stock issued for conversion of part of a convertible debenture			10,534,280	1,053	110,388					111,441

Common stock issued for future future services			10,000,000	1,000	99,000					100,000

Issuance of common stock to Board Members for director fees			30,000,000	3,000	297,000					300,000

Adjust for difference between price of common stock when issued and when it was sold							852,182			852,182

Receipt of cash for stock subscriptions receivable.							790,518			790,518

Series C Preferred stock converted for common stock	(73,900)	(74)			(369,426)					(369,426)

Common stock issued for Series C Preferred stock conversion			29,049,000	2,905	366,595					369,500

Series C Preferred stock issued for past services	490,000	490			2,449,510					2,450,000

Series C Preferred stock issued to payoff convertible debenture	200,000	200			192,618					192,818

Series C Preferred stock issued for purchase of a style salon	60,000	60			299,940					300,000

Series C Preferred stock issued for investment in Green Endeavors	150,000	150			749,850					750,000

Adjust Preferred APIC for minority interest in Green Endeavors					(75,000)					(75,000)

Cash for stock subscriptions receivable used to purchase stock of another company							130			130

Outstanding treasury stock transferred to broker for services					(100,618)	100,618				-

Change option prices for prior issuances from $0.0001 to a percentage of gross sale proceeds							(9,749)			(9,749)

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
For the Year Ended December 31, 2007
Post Reverse Split Effective December 14, 2007

	Number of Series B Preferred Shares (1)	Series B Preferred Stock (1)	Number of Common Shares	Common Stock	APIC	Treasury Stock	Stock Subscriptions Receivable	Other Comprehensive Income/Loss	Retained Deficit	Total Stockholders' Equity

Adjustment to shares created from the prior reverse stock split			856

Return of common shares to company from Richard Surber for transfer			(92)

Reclassification of Series A and C convertible Preferred shares as a derivative in long-term liabilities	(1,166,600)	(1,167)			(3,687,624)

Change in comprehensive income, year 2007								(1,039,141)		(1,039,141)

Net loss for the year ended 12/31/2007									(8,498,219)	(8,498,219)

Balance, December 31, 2007	10,000,000	$10,000	149,773,988	$14,977	$18,275,039	$-	$(168,663)	$(819,556)	$(24,181,911)	$(6,870,114)

The accompanying notes are an integral part of these consolidated financial statements

(1) Series A and C Convertible Preferred Stock has been calculated at the converted values and reclassified as part of long-term debt.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2007	2006
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(8,498,219)	$(1,983,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in loss	12,607	2,847
Depreciation expense	268,533	159,429
Amortization of lease / loan costs	4,572	12,952
Preferred and common stock issued for services and contractual agreements	3,644,078	9,864
Derivative loss related to Series A and C Convertible
Preferred Stock	2,087,027	-
Loss on termination of convertible debenture	807,182	-
Series A Convertible Preferred Stock issued to Officer for past services	500,000	-
Impairment of goodwill	26,715	-
Loss on disposal of assets	89,421	73,746
Imparment of fixed	-	-
Adjusted amounts received from option stock sales at prices lower than fair market value when the shares were issued	-	44,884
Accumulated depreciation transfererred from another entity	-	7,029
Stock options issued	196,599	60,750
Issued option shares for services	-	77,625
Loss on sales at values lower than stock issued values	-	5,581
Allowance for bad debt	5,202	84,862
Loss on stock returned and cancelled	-	(11,800)
Changes in operating assets and liabilities, net of effect from purchase of Newbys Salon, LLC:
Receivables	(22,704)	(80,870)
Accounts receivable - related parties	(22,900)	(7,512)
Contingent receivable	(17,822)	-
Inventory	64,220	(257,811)
Prepaid expense	390,216	(195,286)
Accounts payable	20,495	650,370
Accounts payable - related parties	123,980	44,032
Accrued liabilities	245,133	346,685
Accrued liabilities - related parties	135,479	-
Refundable deposit	1,522	-
Deferred revenue	-	(960)
Net cash used in operating activities	61,336	(956,880)

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	For the Year Ended
	December 31,
	2007	2006
		(Restated)
CASH FLOWS FROM INVESTING ACTIVITIES

Sale of marketable securities	76,353	119,636
Purchase of marketable securities	(90,261)	(7,022)
Purchase of property, plant and equipment	(41,656)	(389,004)
Reimbursement of improvements from lessor	50,218	-
Proceeds from acquisition of Newby Salon, Inc.	6,192	-
Consulting fees paid with securities received from settlement agreement	-	2,400,000
Net gain on sale of marketable securities	-	(2,301,967)
Purchase of land	-	(251,575)
Sale of commercial real estate	-	802,126
Sale of residential real estate	-	70,205
Increased investment in Landis, LLC from 20% to 85%	-	120,058
Collect note receivable	-	100
Capitalized payroll expense as a fixed asset	-	(1,318)
Net cash provided by (used in) investing activities	845	561,239

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	For the Year Ended
	December 31,
	2007	2006
		(Restated)
CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments on long-term debt	(133,883)	(85,684)
Principal payments on long-term debt - related parties	(101,111)	(3,000)
Proceeds from issuing notes payable	167,066	300,000
Proceeds from issuing notes payable to related parties	-	66,025
Loan costs paid	(3,813)	(52,940)
Receipt of stock subscriptions receivable	-	150,470
Preferred stock issued to acquire Newby Salon	-
Adjustment related to change in accounting for convertible debenture retroactive to prior year	-	-
Proceeds from issuance of new long-term debt, mortgage refinancing	-	1,568,790
Proceeds from issuance of short-term debt for land purchase	-	250,000
Long-term debt of Landis, LLC included in 12-31-06 consolidation, not included in consolidation at 12-13-05	-	45,690
Note payable assumed in acquisition of Black Chandelier	-	7,169
Pay off mortgages, property sales and refinancing	-	(1,723,528)
Principal payments on capital lease liabilities	(18,838)	(5,901)
Capitalized two new equipment leases from banks	-	48,223
Pay off part of short term debt for land purchase	-	(193,000)
Net cash provided by (used in) financing activities	(90,579)	372,314

NET DECREASE IN CASH AND CASH EQUIVALENTS	(28,398)	(23,327)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	124,158	147,485
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$95,760	$124,158

SUPPLEMENTAL DISCLOSURE OF INFORMATION
Cash paid for interest	$119,793	$271,251

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for subscriptions receivable	$1,438,482	$546,750
Common stock issued to vendors and applied on accounts payable	228,250	18,753
Conversion of debenture to common stock	193,901	-
New note payable to vendor in satisfaction of accounts Payable balance	117,513	-
Common stock issued to acquire fixed assets	30,000	-
Increase investment in Landis, LLC from 20% to 85% by issuing a note payable and stock	-	(74,499)
Certain assets and liabilities of Black Chandelier acquired from DHX, Inc. by issuing notes payable and stock	-	283,515
Stock received in settlement of a written off note receivable given to three consultants as compensation for their services	(2,265,000)

The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT POLICIES

a. Organization and Nature of Operations

Nexia Holdings, Inc. (“Nexia” or “The Company”) was incorporated under the laws of the State of Colorado on April 20, 1987 as Metropolitan Acquisition Corporation.  On October 5, 2000, Nexia merged with a Nevada corporation with the same name, effectively changing its state of domicile from Colorado to Nevada. Nexia is solely a holding company of a number of subsidiary companies.

Nexia’s operating subsidiaries during the year ended December 31, 2007 were Diversified Holdings I, Inc., Downtown Development Corporation, Wasatch Capital Corporation, Landis, LLC, Newby Salon, LLC, Gold Fusion Laboratories, Inc. and Kearns Development Corporation, and Green Endeavors, LTD.

b. Basis of Consolidation

The consolidated financial statements include the accounts of Nexia Holdings, Inc. and subsidiaries that are more than 50% owned.  In addition, Nexia consolidates variable interest entities for which it is deemed to be the primary beneficiary. Nexia’s share of earnings or losses of associates is included in the consolidated operating results using the equity method of accounting.

Diversified Holdings 1, Inc. (“DH1”), a Nevada corporation is a 100% owned subsidiary of Nexia. DH1 was formed on March 22, 1996, and is a holding company which has majority ownership of the following subsidiaries:

Wasatch Capital Corporation (“WCC”), a Utah corporation, was incorporated on June 10, 1991.  WCC owns and operates a commercially rented building in downtown Salt Lake City.  DH1 owned 100% of Wasatch common stock as of December 31, 2006. During 2005 DH1 purchased the remaining shares of Wasatch’s common stock, increasing their ownership from 98% to 100%.  On September 16, 2004 Wasatch issued one million shares of its common stock to DH1 in total satisfaction of its outstanding debt to DH1.

Kearns Development Corporation (“Kearns”), a Nevada corporation, was incorporated February 16, 1996 as Cyber Studio, Inc. On April 4, 2001, its name was changed to Kearns Development Corporation. During 2000, Kearns purchased a commercial rental building in Kearns, Utah.  Kearns is owned 99% by DH1.

Downtown Development Corporation (“Downtown”) was incorporated by Nexia on November 30, 1999 in Utah as A-Z South State Corporation. On August 22, 2001, its name was changed to Downtown Development Corporation. Downtown owns a commercial rental building in Salt Lake City, Utah, and is 99.8% owned by DH1.

Landis Salons, Inc., a Utah corporation (“Landis”), was organized on May 4, 2005 for the purpose of operating an AvedaTM Lifestyle Salon.  DH1 acquired a 20% interest in exchange for a $100,000 cash investment.  An additional 65% interest was acquired by DH1 July 13, 2006, with 60% from Richard Surber and 5% from Seth Bullough, by issuing a $250,000 note payable, 80,000 Series A Preferred shares and 2,000,000 Series B Preferred shares.  Landis is 85% owned by DH1 and a minority interest of 15% is held by a former employee.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Gold Fusion Laboratories, Inc. (“GFL”), a Nevada corporation, was incorporated July 19, 2006 for the purpose of acquiring certain assets and liabilities of the Black Chandelier, a fashion and lifestyle design, manufacture and retail sales operation from Diversified Holdings X, Inc. (“DHX”), a wholly owned corporation of Nexia’s CEO, Richard Surber, in exchange for issuing to DHX a $300,000 promissory note, 70,000 shares of Series A Preferred Stock and 2,000,000 shares (post reverse split) of restricted common stock.  GFL is 100% owned by DH1. As of March 31, 2008 GFL voluntarily surrendered all its assets to Nexia for debts owed. GFL has currently ceased operations.

Newby Salon, L.L.C., a Utah limited liability company that owns and operates the Reflections Hair & Image Studio in Bountiful, Utah, is owned 100% by Nexia.  Nexia purchased Newby Salon in exchange for 60,000 shares of Series C Preferred Stock.  The agreement provides the Company with a second operating salon using exclusively AvedaTM products. The Reflections salon was re-named as a Landis Concept Salon on November 9, 2007.

Green Endeavors LTD, (GRNE”) a Deleware corporation, is a 90% owned subsidiary of Nexia.  GRNE was acquired by Nexia in October 2007 in exchange for 150,000 shares of Series C Preferred Stock.  It is a publicly traded corporation.  Subsequent to December 31, 2007, GRNE acquired  Landis Salons, inc. and Newby Salon, LLC from Diversified Holdings 1, Inc., a 100% owned subsidiary of Nexia, in exchange for a $3,000,000 convertible debenture.

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

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

f. Merchandise Inventory

Inventory is valued at the lower of the cost or market.  Cost is determined using the first-in, first-out (“FIFO”) method.  Market is determined based on the estimated net realizable value, which generally is the merchandise selling price.  We review our inventory levels in order to identify slow-moving merchandise and damaged items and use markdowns to clear merchandise.

g. Property and Equipment

Property and equipment are stated at cost.  Expenditures that materially increase the life of the assets are capitalized.  Ordinary maintenance and repairs are charged to expense as incurred.  When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized at that time.  All capital leases are added to the property and equipment and depreciated over the life of the assets.  Depreciation is computed on the straight-line method over the following useful lives:

Building and improvements	6-39 Years
Furniture, equipment and fixtures	3-10 Years
Vehicles	5 Years
Computer equipment and software	3 years

When commercial buildings are sold, the net depreciated basis is deducted from the net cash received and the difference is a net gain or loss.

h. Revenue Recognition

The Company recognizes revenue from its four main sources of revenue as follows:

Rental Revenue

Rental revenues are recorded in the period in which they are earned in accordance with rental agreements and lease contracts.  Rent payments are typically due by the 1st of each month.

Sales – Salon

Revenue from sales of services and products is recognized at the date of the services or the sale of products.

Sales – Retail Clothing

Revenue from clothing sales is recorded on the date of sale to the customer.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

i. Marketable Securities

Securities investments are classified as available-for-sale securities.  Available-for-sale securities are recorded at fair value with the change in fair value during the period excluded from earnings and recorded net of tax as a separate component of stockholders’ deficit.  All marketable securities held by the Company have been classified as available-for-sale securities.

j. Stock-based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award computed using the Black-Scholes option pricing models. That cost recognized over the period during which an employee is required to provide services in exchange for the award.

Options granted by the Company are most often exercised immediately after the grant date.  Consequently, the Company has determined the fair value of the options based on the price market of the Company’s stock on the date of grant.

k. Environmental Compliance and Remediation

The Company determines its potential liability for environmental compliance and remediation on a site by site basis and records a liability when its existence is probable and reasonably estimable.  Expenditures that do not have a future economic benefit are expensed as incurred. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized.

l. Impairment of Long-Lived Assets

The Company evaluates its long-lived assets in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” The Company recognizes impairment losses as the difference between historical cost and fair value of the asset, less costs to sell, when management determines that events and circumstances indicate a need to assess impairment, and when that assessment indicates that historical cost materially exceeds fair value, less costs to sell.  There was no impairment expense of long-lived assets for the years ended December 31, 2007 and 2006 except for goodwill which was impaired by $26,715 during the years ended December 31, 2007.

m. Advertising Expense

The Company expenses advertising costs as incurred.  Advertising expense was $162,958 and $118,377 for the years ended December 31, 2007 and 2006, respectively.

n. Basic and Diluted Loss Per Common Share

The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings per share” (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98).  Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.  For the years ended December 31, 2006 and 2007, options were excluded from the computation of diluted loss per share because their effect would be anti-dilutive.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

o. Use of Estimates

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

p. Fair Value

The Company assesses the carrying value of goodwill relating to the Newby Salon for impairment annually or other indications of impairment exist. No impairment was recognized during the year ended December 31, 2007 or 2006.

q. Newly Issued Accounting Pronouncements

FASB Interpretation No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159) - In February 2007, the FASB issued Statement No. 159. FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our future financial statements if we elect to adopt it.

FASB Statement No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. Statement No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions.  Further, the Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. FAS 160 is effective for fiscal years beginning after December 15, 2008.  We are currently assessing the impact of adopting FAS 160 on our results of operations and financial condition.

FASB Statement No. 161, “Disclosures about Derivatives Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 161”). In March 2008, the FASB issued SFAS No. 161, which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures stating how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  FAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating whether the adoption of FAS 161 will have an impact on our financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through December 31, 2007 of $24,181,911, has a working capital deficit of $1,694,448 and a stockholders’deficit of $6,870,114 at December 31, 2007. In addition, the Company has defaulted on several of its liabilities, has closed two retail clothing stores, and has entered into agreements to sell two of its commercial real estate properties. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Primarily, revenues have not been sufficient to cover the Company’s operating costs. Management’s plans to enable the Company to continue as a going concern include the following:
•	Increase retail sales of Landis Salons, Inc. and Style Perfect
•	Closing underperforming retail locations
•	Using stock and option-based compensation to cover payroll and other permissible labor costs
•	Raise capital through the Company’s equity line of credit upon the effectiveness of a pending S-1 Registration Statement
•	Increasing revenues from rental properties by implementing new marketing programs
•	Making certain improvements to certain rental properties in order to make them more marketable
•	Reduce expenses through consolidating or disposing of certain subsidiary companies
•	Convert certain debt into shares of the Company’s common stock
•	Purchasing revenue producing real estate

There can be no assurance that the Company can or will be successful in implementing any of its plans or that it will be successful in enabling the Company to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - INCOME TAXES

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

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

	2007	2006
Deferred tax assets:

Net operating loss carryover	$5,006,000	$2,736,994

Accrued expense	142,000	45,682

Bad debts allowance, accounts receivable	36,000	36,306

Bad debts allowance, notes receivable	-	31,500

Charitable contributions carryover	4,000	4,294

Deferred tax liabilities:

Unrealized gain on derivative	-	(25,687)

Series A and C convertible preferred	(2,733,000)	-

Valuation allowance	(2,455,000)	(2,829,089)

Net deferred tax asset	$-	$-

Deferred income tax assets of $2,455,000 and $2,829,089 at December 31, 2007 and 2006, respectively were offset in full by a valuation allowance.

Reconciliation between the amounts of income tax benefit determined by applying the applicable Federal and State statutory income tax rate to pre-tax loss is as follows:

	As of	As of
	December 31,	December 31,
	2007	2006
Statutory federal income tax	(35.0%)	(35.0%)
Statutory state income tax	( 5.0%)	( 5.0%)
Change in valuation allowance on deferred tax assets	40.0%	40.0%

At December 31, 2007, the Company had a net operating loss carryforward of approximately $12,584,043 that may be offset against future taxable income from the years 2008 through 2015.  No tax benefit has been reported in the December 31, 2007 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  The Company has not filed the 2007 corporation tax returns as of the date of filing of this Form 10-K.  The Company has filed an automatic extension to file the 2007 tax returns and anticipates filing on time.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited to future use.

NOTE 4 - NOTES RECEIVABLE

Notes receivable consist of the following at December 31, 2007 and 2006:

	2007	2006

Note receivable from an individual for the sale of a vehicle with interest at 6.99%, due in 60 monthly payments of $900, secured by the vehicle	-	10,142

Note receivable from a company, non-interest bearing, due on demand, unsecured	90,000	90,000
	90,000	100,142
Allowance for doubtful accounts	(90,000)	(90,000)

Total Notes Receivable	$-	$10,142

At December 31, 2007, two notes totaling $90,000, reported together above, were in default.  Those two notes were from Creative Marketing, Inc. Nexia Holdings has taken legal action against the company owing the debt and its president, Rick Bailey.

NOTE 5 – INVENTORY

Inventory consisted of the following at December 31, 2007 and 2006:

	2007	2006

Raw Materials	$20,529	$25,512

Work in Process	41,454	34,464

Finished Goods	271,698	310,663

Total Inventory	$333,681	$370,639

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 6 - INVESTMENT IN MARKETABLE EQUITY SECURITIES

The following is a summary of the Company's investment in available-for-sale securities as of December 31, 2007 and 2006:

	2007	2006
Equity securities free trading:

Gross unrealized gains	$2,227	$225,453

Gross unrealized losses	(821,783)	(5,868)

Net Unrealized Gain (Loss)	$(819,556)	$219,585

Fair Market Value	$195,499	$265,532

Changes in the unrealized gains (losses) on available-for-sale securities during the years ended December 31, 2007 and 2006 are reported as other comprehensive income of stockholders' equity as follows:

	For the Years Ended
	December 31,
	2007	2006

Beginning balance	$219,585	$(5,721)
Increase in unrealized holding gain (loss)	(1,039,141)	225,306
Ending balance	$(819,556)	$219,585

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2007 and 2006:

	2007	2006

Building and improvements	$2,253,170	$3,160,345
Construction in progress	-	128,851
Furniture and equipment	482,027	497,766
Website and logo	46,687	27,111
Vehicles	15,638	15,638
Accumulated depreciation	(807,934)	(796,483)

Net property and equipment	1,989,588	3,033,228

Land	181,945	633,520
Property, net - held for sale	1,362,950	-

Net Property and Equipment	$3,534,483	$3,666,748

For the years ended December 31, 2007 and 2006, the Company recorded depreciation expense of $217,486 and $153,922, respectively.

NOTE 8 – NOTES PAYABLE

The Company is obligated under the terms of a note payable that an interest rate of 7.16% and is payable in monthly installment payments of $5,223 through January 9, 2013 at which time the remaining unpaid balance is due and payable in full. This debt obligation is secured by a first trust deed on land and building. The president of the Company personally guaranteed the note. As of December 31, 2007, the, balance due on the note payable is $573,383.

On August 23, 2006, Wasatch Capital Corporation refinanced the underlying debt associated with certain land and real property. The new debt obligation is for $1,000,000 with an interest rate of 7.125% and monthly installment payments of $6,737 through September 1, 2021 at which time the remaining unpaid balance is due and payable in full. This debt obligation is secured by a first trust deed on the land and building. The president of the Company has also personally guaranteed this note. Proceeds from this refinancing were used to retire the previous debt associated with the land and real property having an outstanding balance of $827,938 at December 31, 2005. The Company received $149,572 after paying off the old mortgage and settlement costs.  As of December 31, 2007, the current mortgage debt is $988,719.

On September 21, 2006, Downtown Development Corporation refinanced the underlying debt associated with certain land and real property. The new debt obligation is for $568,000 with an interest rate of 7.00% and monthly installment payments of $3,779 through September 22, 2016 at which time the remaining unpaid balance is due and payable in full. This debt obligation is secured by a first trust deed on the land and building and is personally guaranteed by the president of the Company. Proceeds from this refinancing were used to retire the previous debt associated with the land and real property having an outstanding balance of $366,057 at December 31, 2005.  As of December 31, 2007, the current mortgage debt is $559,749.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

The Company has two notes that are in default at December 31, 2007 totaling $270,000.

The Company's notes payable consisted of the following at December 31, 2007 and 2006:

	2007	2006
Mortgage note payable bearing interest at 7.16%, monthly payments of $5,223 through January 2013, secured by first trust deed on land and building, guaranteed by the Company's president	$573,383	$593,629

Mortgage note payable bearing interest at 7.125%, monthly payments of $6,737 through May 2021, then lump sum balloon payment due, secured by first trust deed on land and building, and guaranteed by the Company's President.	988,719	997,786

Note payable bearing interest at 7.00%, monthly payments of $3,779, in monthly payments through September 22, 2016, secured by deed of trust on land and buildings and guaranteed by the Company’s President.	559,749	565,906

Note payable bearing interest at 6.99%, monthly payments of $900, due November 2007, secured by vehicle.	-	8,865

Line of credit from a bank bearing interest at 16.00% secured partially by a savings account with the bank.	788	-

Note payable bearing interest at 10.50%, monthly payments of $1,096, due December 2012, guaranteed by the Company's Chief Operating Officer	51,196	-

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Note payable bearing interest at 10.75%, monthly payments of $141, due July 2012, guaranteed by the Company's Chief Operating Officer	17,374	-

Note payable bearing interest at 8.78%, monthly payments of $2,985, due October 2013, secured by deed of trust on land and buildings.	162,446	-

Note payable bearing interest at 10.00%, monthly payments of $19,750, due June 2008, unsecured.	261,189	-

Non-Interest bearing note payable due in full on August 2007, in default	20,000	50,000

Note payable bearing interest at 20% is due in full on May 17, 2007, in default	250,000	250,000

Note payable bearing interest at 10% is due in full on May 12, 2008. Note is convertible into common stock on due date.	171,000	0.00

Note payable for equipment at an interest rate of 18% with monthly payments of $322 through January 2009, secured by the equipment.	3,214	7,091

Note payable bearing interest at 12% with monthly payments of $10,000	-	57,000

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

The Company's capital lease obligations consisted of the following at December 31, 2007 and 2006:

Capitalized lease for equipment with monthly payments of $194 through September 2011, secured by the equipment	$7,023	$9,611

Capitalized lease for equipment with monthly payments of $825 through October 2011, secured by the equipment	29,630	38,676

Capitalized lease for equipment with monthly payments of $194 through October 2010, secured by the equipment	31,627	38,830

Capital Lease Obligations	$68,280	$87,117

Total Notes Payable	3,127,338	2,617,394

Less current maturities	812,818	420,814

Long-Term Debt, net of current maturities	$2,314,520	$2,196,580

Future annual maturities of notes payable and capital lease obligations are as follows:

Year Ending December 31:

2008	$810,858
2009	95,615
2010	103,922
2011	95,554
2012	95,793
Thereafter	1,925,596
$3,127,338

During 2007 the Copmany determined that its outstanding Series A and Series C preferred stock were convertible into the number of shares of common stock with a market value equal to $10.00 and $5.00 per preferred share, respectfively. Accordingly, the Company may be obligated to issue an unlimited number of shares of common stock upon comversion of the Series A and/or Series B preferred stock. The Series A and Series B preferred stock has therefore been determined to be derivative liabilities and have been adjusted to their fair values which resulted in the recognition of derivative loss of $2,087,027 during 2007.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

The Company's Series A and C convertible preferred stock derivetive liability consists of the following at December 31, 2007 and 2006:

	2007	2006
200,000 shares of Series A Preferred Stock outstanding and convertible into $10.00 worth of common stock per share	$2,000,000	$-

832,225 shares of Series C Preferred Stock outstanding and convertible into $5.00 worth of common stock per share	4,161,125	-

Total Series A and C convertible preferred derivetive liabilities	$6,161,125	$-

NOTE 9 - RELATED PARTIES

On March 30, 2006, Wasatch Capital Corporation and Diversified Holdings X, Inc, a related party doing business as Black Chandelier agreed to a joint venture operation in which 50% of the net profits from Black Chandelier’s internet sales will be paid to Wasatch as a result of allowing Black Chandelier the use of equipment and space located in the Wallace Bennett buildings owned by Wasatch, one of the Company’s subsidiaries.  The bulk of these assets were seized for failure to pay rent and were being used in furtherance of the joint venture operation.  Wasatch reported revenue of $2,561 for the year ended December 31, 2006. The Joint venture agreement has been canceled effective January 1, 2007.

On July 13, 2006, Diversified Holdings 1, Inc. (“DH1”), a 100% owned subsidiary of Nexia, entered into an agreement with Mr. Richard Surber, President of the Company, to acquire his 60% ownership interest in Landis, LLC.  On July 17, 2006, DHl, Inc. also entered into an agreement with an employee of Landis, LLC, to acquire his 5% ownership interest in Landis, LLC.  In exchange for these two purchase agreements, the Company issued a note payable for $250,000, 75,000 Series A Preferred shares and 2,000,000 Series B Preferred Shares to Richard D. Surber and 5,000 Series A Preferred shares to Seth Bullough.  The aggregate purchase price and the value of the note payable and preferred stock issued in consideration was determined to be $1,052,000 based on a written valuation of Landis, LLC.

On August 15, 2006, Gold Fusion Laboratories, Inc., (“GFL”) a subsidiary of the Company signed an Asset Purchase Agreement with Diversified Holdings X, Inc. (“DHX”) to acquire all of the assets, inventory and receivables held by DHX in the operation of Black Chandelier, a fashion and lifestyle design operation.  GFL was incorporated in Nevada on July 19, 2006.  The compensation promised for this acquisition consisted of a promissory note by GFL in the face amount of $300,000, bearing interest at the rate of 24% per annum, with a maturity of five years. The Company agreed to issue DHX 70,000 shares of Series A Preferred Stock.  As Richard Surber is the president and sole shareholder of DHX, the transaction has been treated as a related party transaction.  On September 18, 2006, an addendum to the agreement was approved by the parties that provided for the issuance of 2,000,000 shares of the Company’s common stock to DHX as compensation for transfers made to GFL.  The acquisition closed on September 18, 2006.  Black Chandelier operated four retail outlets in Salt Lake City and Provo, Utah and maintains a website for the online sale of its merchandise.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

On October 5, 2006, the Company authorized the delivery of a promissory note in the face amount of $20,000 to Richard Surber, president of the Company.  The note was authorized by the board of directors.  The note was given in exchange for funds advanced to the Company by Mr. Surber.  The terms of the note provided for a single payment due on January 5, 2007 and provide for an interest rate of 20% per annum.  This note was extended to September 30, 2007. An extension agreement was signed on February 23, 2007.  The note was paid off by December 31, 2007.

On November 7, 2006, the Company authorized the delivery of a promissory note in the face amount of $31,025 to Richard Surber, president of the Company.  This note was authorized by the board of directors.  The note was given in exchange for $31,025 advanced to the Company by Mr. Surber. The terms of the note provide for a single payment due on January 25, 2007 and provide for an interest rate of 20% per annum. This note’s due date was extended to September 30, 2007 with an extension agreement signed on February 23, 2007. The note balance was $5,414 at December 31, 2007.

On November 22, 2006, the Company authorized the delivery of a promissory note in the face amount of $20,000 to Richard Surber, president of the Company.  The note was authorized by the board of directors.  The note was given in exchange for funds advanced to the Company by Mr. Surber.  The terms of the note provided for a single payment due on March 22, 2007 and provide for an interest rate of 20% per annum.  The note was paid off by December 31, 2007.

On January 17, 2007, the Board authorized the delivery of a promissory note in the face amount of $20,500 to Richard Surber in exchange for funds advanced to the Company.  The terms of the note provided for a single payment due on May 22, 2007 and provide for an interest rate of 20% per annum. The note’s due date was extended to September 30, 2007 with an agreement signed on February 23, 2007.  The note was paid off by December 31, 2007.

On January 25, 2007, the Board authorized the delivery of a promissory note in the face amount of $20,000 to Richard Surber in exchange for funds advanced to the Company by Mr. Surber.  The terms of the note provided for a single payment due on January 25, 2008 and provide for an interest rate of 20% per annum. The note was paid off by December 31, 2007.

There is a related party payable of $122,465 at December 31, 2007 to Richard Surber, who advanced the funds to Nexia for the purchase of inventory and operating expenses.

The Company's long-term debt - related parties consists of the following at December 31, 2007 and 2006:

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

	2007	2006
Unsecured note payable to Richard Surber, CEO and President of the Company bearing interest at 24% with annual payments of $50,000 plus interest due June 20 of each year. All principal and interest payments are due by November 20, 2011.	$250,000	$250,000

Unsecured note payable to Richard Surber, CEO and President of the Company bearing interest at 20% with payment and interest due in full on September 30, 2007.	-	15,000

Unsecured note payable to Richard Surber, CEO and President of the Company bearing interest at 20% with payment and interest due in full on September 30, 2007.	-	20,000

Unsecured note payable to Richard Surber, CEO and President of the Company bearing interest at 20% with payment and interest due in full on September 30, 2007.	5,414	31,025

Unsecured note payable to DHX, Inc. bearing interest at 24% with annual payments of $60,000 due each September 18 through September 18, 2011 with all interest being due with the final payment.	264,196	297,000

Total Notes Payable to Related Parties	519,610	613,025

Less current portion	(189,610)	(176,025)

Total Long-term Debt - Related Parties	$330,000	$437,000

Scheduled principal reductions are as follows:

Year Ending December 31:

2008	$189,610
2009	110,000
2010	110,000
2011	110,000
2012	-
Thereafter	-
$519,610

NOTE 10 – PROPERTY HELD FOR SALE

At December 31, 2007, lands and buildings with, a net book value of $710,774 that are, owned by Downtown Development Corporation, and $652,176, owned by Kearns Development Corporation, subsidiaries of the Company, were held for sale. The related debt secured by these properties as of December 31, 2007 was $1,133,132.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 11 – EQUITY

PREFERRED STOCK

The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share.  The Preferred Stock can be issued in various series with varying dividend rates and preferences.

As of December 31, 2007, the number of shares of Series A Convertible Preferred Stock issued and outstanding was 200,000 shares.  The Series A Preferred shares have voting rights equal to 100 shares of common stock for every 1 Series A Preferred share, and it may be converted into $10 worth of common stock.  A total of 10,000,000 shares have been designated and authorized as Series A Preferred Stock. As of December 31, 2007 the Series A Preferred stock is recognized as a liability.

As of December 31, 2007, the number of shares of Series B Convertible Preferred Stock issued and outstanding was 10,000,000.  The Series B preferred stock holds voting rights equal to 500 shares of common stock for each share of the Series B Preferred Stock issued.  The shares do not have any conversion rights into common stock or any other class of stock of the Company.  A total of 10,000,000 shares have been designated and authorized as Series B Preferred Stock.

As of December 31, 2007, the number of shares of Series C Preferred Stock issued and outstanding was 832,225.  The Series C Preferred shares may be converted into $5 worth of common stock and are subject to redemption by the Company upon a $5 cash payment.  The Series C Preferred shares hold no voting rights.  A total of 5,000,000 shares have been designated and authorized as Series C Preferred Stock. As of December 31, 2007, the Series A Preferred stock is recognized as a liability.

COMMON STOCK

The Company is authorized to issue 500 million shares of common stock with a par value of $0.0001 per share. As of December 31, 2007, the number of common shares issued and outstanding was 149,773,988. The common stock holds voting rights of one vote per share.  It has no dividend or preemptive rights.  The Company filed an amendment to its articles of incorporation that, as of December 14, 2007, decreased the number of shares of authorized common stock from to 500 million.

The common stock was reverse split twice during the year ended December 31, 2007. On February 20, 2007 and December 14, 2007, pursuant to shareholder consent, the common stock was reverse split on a 1 for 10 basis and 1 for 100 basis, respectively, which are reflected on a retroactive basis for all periods presented.

The Company has not declared a dividend for any of its classes of stock during the fiscal years ended December 31, 2007 and 2006.

The Company has issued options and straight shares to employees and outside contractors for services during the years 2007 and 2006.  The majority of stock issued is for the exercise of stock options by recipients. Options are issued with either a “floating” exercise price, usually set at 75% of the market price on the sale date, or the options are granted with a fixed price set by the Board of Directors when the option is granted to the recipient.  The exercise price is not definitively determinable until the employee or service provider finalizes the exercise of the option by a sale of the shares underlying the option or pays the exercise price. In accordance with SFAS No. 123 (R), the value of shares issued, based upon the options, is equal to the fair value (market price) on the date of issuance.  The table below shows transactions in the Company’s stock issued during the years ended December 31, 2007 and 2006.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

	Year 2007		Year 2006
	Shares		Shares
	Issued	Amount	Issued	Amount

Total shares issued, option and straight shares	131,857,455	$3,147,114	2,474,824	$703,198

Total shares issued to employees and contractors	97,125,175	2,666,173	2,224,825	650,698

Total option shares issued to employees and contractors	48,715,175	2,058,273	2,190,000	638,250

Total common shares issued for conversion of Series C preferred stock	29,049,000	369,500	-	-

Cash received by the Company for the option price in stock subscriptions receivable	-	790,518	-	170,409

Adjusted to expense for decrease in value of option stock issued between the date issued and date sold	-	852,182	-	36,762

RECEIVABLE FROM STOCKHOLDERS

The Company had stock subscriptions receivable of $168,663 and $366,838 at December 31, 2007 and 2006, respectively.

TREASURY STOCK

The Company accounts for its treasury stock at cost.  Treasury stock includes all shares of the Company owned by the Company and its subsidiaries.  At December 31, 2006, there were 147 shares of common stock reflected as treasury stock at a cost of $100,618.  There were 14,692,000 shares purchased in 2003 (pre-reverse splits) at prices ranging from $0.005 to $0.010. In 2007 the treasury stock was transferred to Wilson Davis for services rendered. As of December 31, 2007, there was no treasury stock.

NOTE 12 – CAPITAL RESOURCES

Nexia signed an equity line of credit agreement with Dutchess Private Equities Fund (“Dutchess”) on August 15, 2005.  The agreement provides that, following notice to Dutchess, Nexia may put to Dutchess up to $10 million in shares of Nexia common stock for a purchase equal to 95% of the lowest closing best bid price on the Over-the-Counter (“OTC”) Bulletin Board of Nexia common stock during the five day period following the notice to Dutchess.  The number of shares Nexia will be permitted to put, pursuant to the agreement, will be either:  (a) 200% of the average daily volume of Nexia common stock for the ten day trading period prior to the applicable put notice, multiplied by the average of the three daily closing “best bid” price immediately preceding the day Nexia issues the put, or (b) $100,000; provided that in no event will the put amount be more than $1,000,000 with respect to any single put  (best bid is defined in the agreement as the highest posted bid price for the common stock).  Dutchess will resell the shares of common stock in the open market; resell the shares to other investors through negotiated transactions or hold the shares in its portfolio.  These shares are to be made available subject to an S-1 Registration Statement that has not been declared effective and for which the Company filed an amendment on June 26, 2007.  The Company has not received, and will not receive, any funds from Dutchess until the S-1 is registered.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 13 – INCOME FROM LITIGATION SETTLEMENTS

A settlement was reached in June 2005 between Diversified Holdings, Inc. (DH1) and West America Securities for $42,500 to satisfy a receivable written off as part of the 2003 audit.  The settlement is payable in monthly installments.  DH1 received $10,000 and $32,500 for the years ended December 31, 2006 and 2005, respectively.

On August 7, 2006, Wasatch Capital Corporation (“Wasatch”), a subsidiary of Nexia Holdings, Inc., received an arbitrator’s award finding in favor of Wasatch granting a judgment against Hallmark Construction & Development, LLC (“Hallmark”) in the sum of $99,791.  This finding was for overpaid damages, defective work, attorney fees, arbitration fees and other costs.

NOTE 14 – SECURITIES RECEIVED IN AGREEMENT SETTLEMENTS

The Company holds publicly traded stock purchased, received for consulting services provided, or received as part of litigation settlements. On December 18, 2007, Diversified Holdings 1, Inc., (“DH1”) a subsidiary of the Company, signed a settlement agreement and general release with Gateway Distributors, Ltd., now known as Marshall Holdings International, Inc. (“MHII”). Under the agreement, DH1 released all claims of a suit dated October 6, 2004, between the two parties in exchange for delivery of 2,600,000,000 shares of MHII stock (by an agreed judgment dated January 4, 2008). DH1 is to receive monthly installments of stock mutually agreed by the two parties, and the first delivery 200,000,000 shares were received and were assigned a value of $60,000, based on the market value on the date received. The Company had a net gain from the sale of various publicly held stocks during 2007 shown below:

Description of Stock	Net Amount Received from Sale of Stock	Basis of Stock Sold	Gain (Loss) From Sale of Stock

China Fruits (CHFR)	$332,559	$32,218	$300,341
Lumera Corporation (LUMR)	22,080	34,757	(12,677)
Allied Resources, Inc. (ALOD)	13,000	12,262	738

Totals	$367,639	$79,237	$288,402

NOTE 15 - OTHER INCOME

The Company received payments of $100,000 in 2006 for a note receivable that had been fully expensed in a prior year as uncollectible. Below is the breakdown of other income for the years ended December 31, 2007 and 2006:

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

	Year Ended
	December 31,
	2007	2006
Money received on a note receivable that was written off in a prior year	$-	$100,000

Tenant payments on taxes, insurance and utilities for 2005 paid in 2006.	-	9,779

Payment from a third party for a deposit on some property	-	7,500

Late fees on overdue rent	-	5,250

Wasatch had a joint venture with Gold Fusion's internet sales	-	2,561

Received earnest money back from Brian Head after the sale of the condo	-	1,000

Miscellaneous income	19,735	2,528

	$19,735	$128,618

NOTE 16 – SEGMENT INFORMATION

The following schedule shows the comparative gross profit / (loss) for each of the operating segments of the Company, years ended December 31, 2007 and 2006:

	2007	2006

Gross loss from real estate and general operations	$57,607	$(14,292)

Gross profit from sales - salon operations	1,188,409	841,553

Gross profit from sales - retail clothing	233,810	169,226

Gross profit from consulting operations	-	650

	$1,479,826	$997,137

The Company ceased consulting operations at the end of 2004.  The gross profits in 2006 were from residual collections with no costs to apply.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Nexia Holdings, Inc has identified three reportable segments in which it operated based on the services it provides, using the guidelines set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.  The reportable segments are as follows: Salon - which are primarily two salon businesses; Retail - the Black Chandelier clothing manufacturing and retail sales operations which was acquired in September of 2006 and grew from two stores to four during the 2007 year, and Real Estate and General - The other segment is the purchase, sale and rental of commercial real estate and all of the other general operations of the Company. Amounts for 2006 have been restated to conform with the 2007 presentation.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Summarized financial information concerning reportable segments is shown in the following table:

	Year Ended Dec. 31,	Salon	Retail	Real Estate & General	Total

Revenues	2007	$2,025,281	$962,079	$245,128	$3,232,488
	2006	1,326,013	323,352	184,880	1,834,245

Cost of revenues (including mortgage interest)	2007	(830,936)	(733,492)	(188,234)	(1,752,662)
	2006	(484,460)	(154,126)	(198,522)	(837,108)

Expenses	2007	(1,301,562)	(1,327,202)	(4,583,835)	(7,212,599)
	2006	(839,541)	(298,156)	(4,306,894)	(5,444,591)

Derivative loss related to Series A and C convertible preferred stock	2007	-	-	(2,087,027)	(2,087,027)
	2006	-	-	-	-

Loss on termination of convertible debt	2007	-	-	(807,182)	(807,182)
	2006	-	-	-	-

Other Income	2007	1,342	96	18,297	19,735
	2006	240	1,375	127,003	128,618

Interest Income	2007	414	-	1,622	2,036
	2006	305	-	15,171	15,476

Interest expense (not mortgage expense)	2007	(4,690)	(92,078)	(121,541)	(218,309)
	2006	(9,927)	(23,748)	(94,991)	(128,666)

Income from litigation settlement	2007	-	-	60,000	60,000
	2006	-	-	109,791	109,791

Gain or (loss) of disposal of assets	2007	-	-	(250)	(250)
	2006	-	-	34,124	34,124

Loss on imparment of asset	2007	-	-	(26,715)	(26,715)
	2006	-	-	-	-

Gain on marketable securities	2007	-	-	288,402	288,402
	2006	-	-	2,301,967	2,301,967

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Provision for state income tax	2007	-	-	(3,900)	(3,900)
	2006	-	-	-	-

Minority share of income (loss)	2007	-	-	7,764	7,764
	2006	-	-	2,847	2,847

Net income (loss) applicable to segment	2007	(110,151)	(1,190,597)	(7,197,471)	(8,498,219)
	2006	(7,370)	(151,303)	(1,824,624)	(1,983,297)

Total assets (net of intercompany accounts)	2007	459,671	358,626	4,027,188	4,845,485
	2006	415,627	704,577	3,614,431	4,734,635

Property and equipment acquisition	2007	17,402	64,979	37,715	120,096
	2006	31,531	594,438	32,194	658,163

Depreciation and amortization	2007	48,296	59,225	114,538	222,059
	2006	41,001	5,392	120,481	166,874

NOTE 17 – OFFICER SALARY

There was an accrued salary liability of $257,958 payable to Richard Surber, the President and CEO, at December 31, 2007.  Mr. Surber has been paid compensation of $22,563 during the year ended December 31, 2007, with all being applied to his 2007 salary. Mr. Surber has elected to defer being paid most of his accrued salary in an effort to boost available cash for the purchase of inventories. He has also received 50,000 shares of Series A Preferred Stock with a face value of $500,000 for past services.

NOTE 18 – ACQUISITION – NEWBY SALON, LLC

On July 31, 2007, the Company entered into an agreement to acquire 100% ownership of Newby Salon, L.L.C., a Utah limited liability company that owns and operates the Reflections Hair & Image Studio in Bountiful, Utah, from Anthony and Brooke Newby in exchange for 60,000 shares of Series C Preferred Stock.  The agreement provides the Company with a second operating salon using exclusively AvedaTM products and offering them for retail sales to the public.  Anthony Newby has entered into an agreement to provide management and marketing services to the salon operations held by the Company as a consultant with annual compensation of $150,000 contingent upon achieving certain financial benchmarks.  On April 18, 2008, the Company and Mr. Newby mutually agreed to terminate their employment relationship. The Reflections salon was re-branded as a Landis Concept Salon on November 9, 2007.

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

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

At July 31, 2007:

Current assets	$33,454
Property, plant and equipment	90,866
Rent and utility deposits	4,333
Total assets acquired	128,653

Current liabilities	(11,265)
Long-term debt	(71,784)
Total liabilities assumed	(83,049)

Net assets acquired	$45,604

An evaluation was made as of December 31, 2007, to determine if there was any impairment of the $254,396 recorded goodwill.  The evaluation was made using present value analysis involving cash flow projections for the years 2008 through 2011:

Original present value recorded when Newby Salon, LLC was acquired	$254,396

Impairment of goodwill based on present value analysis using four future years at an average cost of funds of 11%	(26,715)

Adjusted present value of goodwill at December 31, 2007	$227,681

The summary statements of operations for the 12 months ended December 31, 2007 and 2006, respectively, are reported below showing what the operating results would have been with the Newby Salon, LLC results included:

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

	Year Ended December 31, 2007	Year Ended December 31, 2006

Revenue	$3,397,066	$2,011,164

Cost of Revenue	1,809,772	879,521

Gross Profit	1,587,294	1,131,643

General Operating Expenses	7,385,195	5,666,319

Other (Income) Expenses	2,761,546	(2,465,025)

Net Loss	$(8,559,447)	$(2,069,651)

Basic and diluted loss per common share	$(0.19)	$(0.40)

NOTE 19 - ACQUISITION – GREEN ENDEAVORS LTD

On October 18, 2007, the Company, Ameriresources Technologies, Inc., and other shareholders of Net2auction (nka Green Endeavors LTD) made changes, amendments and addendum to a stock exchange agreement entered into in June 2007.  The Company delivered 150,000 shares of its Series C Convertible Preferred Stock  to AMRE in exchange for approximately 90% of the shares of Net2Auction; the Company assumed liability for a $171,000 convertible note payable and $34,200 of accrued interest; and Net2Auction is to retain not less than 13,060,791 shares of the common stock of BizAuctions, a publicly traded company.

The value of the 150,000 Series C Preferred Stock was $750,000. The recorded value of  investment in the BizAuctions stock was determined as follows:

The value of the BizAuction, stock received and recorded as an investment of $955,200 at the time of acquisition, had a market value of $156,729 at December 31, 2007, and the reduction in value to $156,729 was recorded as an unrealized loss.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 20 – REAL PROPERTY LEASES

The Company owns three commercial buildings which it leases out.  Leases generally are written for five years. Annual lease amounts generally increase each year.  Tenant leases generally include reimbursement to the Company for allocated property taxes, insurance on the building and common area expenses.

Minimum rentals for noncancelable leases are as follows at December, 2007:

Minimum
Rental
Year	Obligation
2008	$128,382
2009	132,235
2010	136,199
2011	140,280
2012	144,487

Total	$681,583

NOTE 21 – OPERATING LEASES

Gold Fusion Laboratories operated four retail stores in the state of Utah during 2007 and has made commitments on five year leases for all four stores with the leases ending in 2011. Landis has signed a ten year lease agreement for its Salt Lake salon location until September 30, 2015, and picked up a five year agreement with its Bountiful salon location until August 16, 2010. The Company also has commitments on operating leases for equipment used in product production or office use. Lease payments that depend on factors that are not measurable at the inception of the lease, such as future sales volume is excluded from minimum lease payments. Future payments for maintenance, insurance and taxes to which the Company is obligated are also excluded from minimum lease payments.  Below is a schedule of the non-cancelable future minimum lease payments for the next five years and thereafter for all leases in effect as of April 18, 2008:

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Year Ending December 31:

2008	$283,844
2009	291,696
2010	277,916
2011	216,977
2012	70,950
Thereafter	204,214
$1,345,597

NOTE 22 – RESTATEMENT OF 2006 FINANCIAL STATEMENTS

The Company change the way it accounted for the J. Corso convertible note payable from a derivative to a liability with a put option liability.

The accounting change resulted in an additional liability in the 2006 balance sheet, titled put option liability, which represented the discount calculation required under SFAS 133 61(d), and the discount was to be expensed over the period from November 1, 2004, date of issuing the convertible debenture to November 1, 2005, the date when the debenture could be converted into the Company’s common stock.

The accompanying 2006 financial statements have been restated to reflect the effect of the accounting change. The effect of the accounting change on the 2006 financial statements is shown in the table below:

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

	As of December 31, 2006
	Financial Statements Originally Filed With the SEC	Restated Financial Statements
Current liabilities:
Accrued liabilities	$590,822	$613,169
Convertible debenture	-	210,714
Total current liabilities	2,012,672	2,245,705
Long-term liabilities:
Convertible debenture derivative	10,179	-
Convertible debenture	107,808	-
Total long-term liabilities	2,751,567	2,633,580
Total liabilities	4,764,239	4,879,285

Accumulated deficit	(15,568,646)	(15,683,692)
Total stockholders' equity	(120,948)	(235,994)

Total liabilities and stockholders' equity	$4,734,635	$4,734,635

Net loss	$(1,967,208)	$(1,983,297)

Net loss per common share, basic	$-	$(0.38)

Weighted average shares outstanding - basic	517,497,916	5,174,979

The number of weighted average shares outstanding at December 31, 2006, per restated financial statements, was changed as the result of a 1:100 reverse stock split effective December 14, 2007.

The convertible debenture and put option liabilities in the restated financial statements have been classified as current, because the final payment date was October 31, 2007.

The convertible debenture was paid off by October 31, 2007 by a combination of conversions to common stock and the Company issuing Series C Preferred Stock to pay in full the remaining liability balance and accrued interest payable.

NOTE 23 – ACCOUNTING TREATMENT OF SERIES A AND C CONVERTIBLE PREFERRED STOCK

Each share of the Company’s Series A and C Preferred Stock is convertible into $10.00 and $5.00 worth of common stock, respectively.  The number of common shares received is based on the market value of the common stock on the date of conversion. The result is potentially an unlimited number of common shares received for a fixed amount of conversion value.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Series A and C Preferred Stock shareholders have the option of receiving cash or Nexia common stock from the conversion.  Under FASB EITF 00-19, contracts requiring a cash settlement are considered to be derivatives and are classified as assets or liabilities.  If the contract provides a preferred stock shareholder a choice of receiving a conversion settlement in cash or Company common shares, the contract assumes a cash settlement and balance sheet classification of the affected preferred stock and related preferred paid-in capital as a liability.

Adjustments have been made as of December 31, 2007, to present the Series A and C Preferred Stock and related Preferred paid-in capital as long-term liabilities at the amount they would be cash settled in conversion.  The table below shows the calculation of the cash settlement liability and resulting derivative loss:

	Number	Share
	of Shares	Price	Amount
Converted value of preferred stock:
Series A Preferred Stock	200,000	$10.00	$2,000,000
Series C Preferred Stock	966,600	$5.00	4,833,000
			6,833,000

NOTE 24 – LOSS ON TERMINATION OF CONVERTIBLE DEBT

On October 1, 2007, the Company issued 200,000 shares of Series C Preferred Stock valued at $1,000,000 in full payment of the convertible debenture remaining liability and accrued interest totaling $192,818.  The convertible debenture would have matured on October 31, 2007. The exchange resulted in a loss of $807,182.

NOTE 25 - SUBSEQUENT EVENTS

On February 8, 2008, the Company amended its 2008 benefit plan by increasing the number of shares it is authorized to issue under the plan to 350,000,000. On March 10, 2008, the Company again amended its benefit plan to 1,350,000,000 shares authorized.

Subsequent to December 31, 2007, Nexia exercised its security interest in the assets, inventory and equipment held by Gold Fusion Laboratories, Inc. and used in the operations of Black Chandelier.  Nexia is currently managing the Black Chandelier operations and in an effort to consolidate operations and reduce expenses has closed the Fashion Place Mall location in Murray, Utah and the store located in Provo, Utah.

The Company had two lawsuits filed against it related to the closure of the two retail locations in Murray and Provo. The amounts are for past due rents and for breaking the lease contracts which each had additional years remaining.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

Subsequent to December 31, 2007, the Company issued 702,350,000 shares of common stock under from its 2008 benefit plan. Detail of the shares issued for common stock and common stock for options exercised from January 1 to April 18, 2008 from the benefit plan are as follows:

Issuance of 20,000,000 common shares for options exercised - issued to two contractors for services. Issuance of 585,250,000 common shares for options exercised and straight shares - issued to eleven employees for past services. Issuance of 57,100,000 common shares for options exercised - issued to two consultants for services. Issuance of 40,000,000 straight common shares – issued to a contractor to reduce a note payable.

At the end of March 2008 the only tenant in the Kearns building finished its lease agreement and moved out.  The building is currently not being leased to any tenants.

In April 2008, both the Company and Morgen Swenson came to an agreement on the cancellation of 30,000 Series C shares that were issued in her name during 2007.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

NONE

ITEM 8A.	CONTROLS AND PROCEDURES

Nexia's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining internal control, disclosure controls, and procedures for Nexia. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of Nexia's internal control, disclosure controls, and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are not effective and adequate in areas disclosed below.

As of the end of the year covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s internal control, disclosure controls, and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were a number of adjusting entries initiated by the Company after the auditors’ field work was completed.  This is evidence of material deficiencies in the Company’s disclosure controls and procedures.  The Company also performed procedures in completing these financial statements for the year ended December 31, 2007 to ensure that the amounts and disclosures included were fairly presented in all material respects in accordance with GAAP.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Nexia is currently designing procedures to test and validate the quality of our internal controls. Management will take measures at the end of each quarter in 2008 to review the numbers carefully for errors and adjustments, if needed. We perform inventory counts at each quarter and adjust inventory accordingly. Accounting personnel look for discrepancies from our pre-count inventory numbers and our post-count numbers and fix weaknesses in the control process. We balance our bank statements to our daily sales and deposits made to verify sales are being recorded correctly, and cash and inventory are secured from most kinds of fraud. All checks are signed and approved by Richard Surber, the President and CEO of the Company. He is the only signer on all bank accounts. All use of credit cards is approved by Richard Surber, and they are usually used for payment of bills.  Someone in accounting, other than those authorized to use the credit cards, reconciles the balances.

We review each account balance for all subsidiaries in the consolidation, after we have completed recording all transactions and adjusting balances. This is done to verify that the accounts reflect the correct balance and that required adjustments have been made. We are working to improve our procedures in this area.

We plan to hire another Sr. Accountant in 2008. This will give the controller the ability to spend significantly more time reviewing accounting records and financial statements before a quarterly review and year-end audit. This should enable us to reduce errors in accounting and, ultimately, it should eliminate material mistakes within our financial statements. It will also enable us to review more frequently accounting procedures and controls and make improvements. The additional Sr. Accountant should enable us to timely file our reports with the SEC.

In conclusion management has found a material weakness in its internal controls and procedures. Management’s goals are to make the changes stated above, along with others that management may find necessary, and to complete a written, comprehensive document on our internal control and management procedures.

ITEM 8B.	OTHER INFORMATION

NONE

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name	Age	Position(s) and Office(s)

Richard Surber	35	President and Director
Gerald Einhorn	68	Vice President, Secretary and Director
Adrienne Bernstein	63	Director

Richard D. Surber, 35, graduated from the University of Utah with a Bachelor of Science degree in Finance and then with a Juris Doctorate with an emphasis in corporate law, including securities, taxation and bankruptcy.  He has served as President and Director of the Company since May of 1999.  He also served as an officer and director of the Company's former parent corporation, Axia Group, Inc. (president and director from 1992 until control transferred in 2004).  He has been an officer and director of several public companies.

Gerald Einhorn, 68, was appointed to the board in June of 2002 as a Director, Vice-President and Secretary of Nexia.  He had been employed by Hudson Consulting Group, Inc. (formerly a subsidiary of Nexia) in its legal department since February 1996 as an attorney working in the areas of real estate, corporate and securities matters.  Prior to that time, Mr. Einhorn was self employed for more than 20 years in Long Island, New York as a wholesale distributor of fresh produce and frozen foods to retail and institutional end users.  He is a member of the New York Bar and practiced in New York State of a period of 10 years before entering the food distribution business.

Adrienne Bernstein, 63, was appointed to the Board of Directors in June 2002.  Ms. Bernstein had previously been a director of Axia Group, Inc. from 1999 through 2001.  From 1988 to 1994, Ms. Bernstein was the Assistant Director of Human Resources for the Love Stores, a chain of retail health and beauty stores.  In this capacity, Ms. Bernstein was responsible for hiring and training all employees and for preparing management and employee seminars.  Prior to her position with the Love Stores, Ms. Bernstein served as a Vice President for Leucadia National Corporation, a publicly traded company specializing in finance, insurance and manufacturing.  In this capacity, Ms. Bernstein's primary emphasis involved real estate management and sales activities.

There is no disclosure of delinquent filers in response to Item 405 of Regulation S-B required to be disclosed in this form, and no disclosure will be contained, to the best of the Company's knowledge, in any definitive proxy or information statements prepared by the Company or any amendment to this Form 10-K.

ITEM 10.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION TABLE

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards	Option Award(s) ($)	Non-Equity Incentive Plan Compen-sation	Change in Pension Value and Non-Qualified Deferred Compensation Earning	All Other Compen- sation ($)	Total

Richard Surber	2007	$150,000(4)	-	$500,000	-	-	-	-	$650,000
President and PFO

Richard Surber	2006	$150,000(1)	-	$2,000(3)	-	-	-	-	$152,000
President and PFO

Richard Surber	2005	$150,000(2)	-	-	-	-	-	-	$150,000
President and PFO

(1)	Of this amount, $19,479 represents salary paid during 2006 and $130,521 is accrued but unpaid salary due to Mr. Surber as of December 31, 2006.
(2)	Of this amount, $121,154 represents salary paid during 2005 and $28,846 represents 2005 accrued salary paid to Mr. Surber during 2006.
(3)
The board of directors awarded Mr. Surber 8,000,000 shares of Class B Preferred Stock with a value of $8,000 during 2004 and 2,000,000 shares with a value of $2,000 during 2006 as part of the compensation for the acquisition of the Black Chandelier operations from DHX.

(4)	Of this amount, $22,563 represents salary paid during 2007 and $127,437 is accrued but unpaid salary due to Mr. Surber as of December 31, 2007.

There were no grants of plan-based awards, equity awards or option awards granted or held by any executive officer of the Company during the years ended December 31, 2005, 2006 and 2007.

Compensation of Directors

In October of 2007, the Company issued 10,000,000 shares (post reverse stock split of 1:100 on December 14, 2007) valued at $10,000 to each of the members of the board of directors; Mr. Surber, Mr. Einhorn, and Ms. Bernstein for service rendered in the prior years.  No set amount of compensation is set for the directors of the Company and compensation is paid based upon the time and effort required of directors on an as needed basis.

DIRECTOR COMPENSATION TABLE

Name and Principal Position	Year	Fees Earned of Paid in Cash ($)	Stock Awards	Option Award(s) ($)	Non-Equity Incentive Plan Compen- sation	Change in Pension Value and Non-Qualified Deferred Compensation Earning	All Other Compen- sation ($)	Total
Gerald Einhorn	2006	$ -	-	-	-	-	-	$ -
	2007	$ -	$10,000	-	-	-	-	$10,000
Adrienne Bernstein	2006	$ -	-	-	-	-	-	$ -
	2007	$ -	$10,000	-	-	-	-	$10,000
Richard Surber	2006	$ -	-	-	-	-	-	$ -
	2007	$ -	$10,000	-	-	-	-	$10,000

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company's common stock as of May 13, 2008, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of May 13, 2008, there were 934,209,883 shares of common stock issued and outstanding. All numbers reflect a 1 for 10 reverse split of the common stock that was effective as of February 20, 2007 and a 1 for 100 reverse split of the common stock that was effective as of December 14, 2007.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT & NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS

Preferred Series "B" Stock ($0.001par value)	Richard Surber, President & Director 59 West 100 South, Second Floor Salt Lake City, Utah 84101	10,000,000 (3)	100%

Preferred Series “A” Stock ($0.001 par value)	Richard Surber, President & Director 59 West 100 South, Second Floor Salt Lake City, Utah 84101	145,000(4)	96.67%

Common Stock ($0.0001 par value)	Richard Surber, President & Director 59 West 100 South, Second Floor Salt Lake City, Utah 84101	9,919,975 Direct(5) 2,000,013 Indirect(1)	1.27%

Common Stock ($0.0001 par value)	Gerald Einhorn, VP & Director 59 West 100 South, Second Floor Salt Lake City, Utah 84101	10,000,010	1.07%

Common Stock ($0.0001 par value)	Adrienne Bernstein, Director 59 West 100 South, Second Floor Salt Lake City, Utah 84101	10,000,013	1.07%

Common Stock ($0.0001 par value)	Oasis International Hotel & Casino, Inc. 59 West 100 South, Second Floor Salt Lake City, Utah 84101	3(2)	>0.001%

Common Stock ($0.0001 par value)	Diversified Holdings I, Inc. 59 West 100 South, Second Floor Salt Lake City, Utah 84101	10(2)	>0.001%

Common Stock ($0.0001) par Value	Directors and Executive Officers as a Group	31,985,037	3.42%

(1)
The shares owned by Diversified Holdings I, Inc., Diversified Holdings X, Inc. and Oasis International Hotel & Casino, Inc., are attributed beneficially to Richard D. Surber due to his position as an officer and director in each of the said corporations.

(2)
Richard Surber may be deemed a beneficial owner of 2,000,013 shares of the Company's common stock by virtue of his position as an officer and director of Diversified Holdings I, Inc. (10 shares), Diversified Holdings X, Inc. (2,000,000 shares) and Oasis International Hotel & Casino, Inc. (3 shares).

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

(5)	Mr. Surber owns 9,919,975 shares of common stock directly in his own name.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On July 13, 2006, the Company approved, and its subsidiary Diversified Holdings I, Inc. (“DHI”) executed an agreement with Richard Surber to acquire Mr. Surber’s 60% ownership interest in Landis, LLC, a Utah limited liability company. Richard Surber is the president of the Company and was the proposing party for the transaction. The independent directors of the Company both approved of the deal and an independent valuation of Landis, LLC has been received by the Company that supports the value paid to Mr. Surber for his interest. In exchange for his 60% ownership interest in Landis, LLC Mr. Surber received the following compensation, (1) a promissory note in the amount of $250,000, bearing interest at the rate of 24% per annum, payments are due in five annual payments of principal and interest, (2) 75,000 shares of Nexia’s Class A Preferred stock and (3) 2,000,000 shares of Nexia’s Class B Preferred stock.

Landis, LLC became Landis Salons, Inc. and is the operator of the Landis Lifestyle Salon located at the corner of 900 East and 1300 South in Salt Lake City, Utah. This salon features the Aveda™ line of products. Due to the Company’s prior existing ownership interest in Landis, LLC and Mr. Surber’s position as the managing member of the LLC, the Company had included Landis in the consolidated financial statements for 2005. The Company continued to report Landis in the consolidated financial statements for 2006. There was no change created from the purchase of 65% of Landis’s common stock, since the Company had already been consolidating Landis in the financial statements.  The assets and inventory interests acquired by DHI have been consolidated into Nexia’s balance sheet as of the date of closing and valued in accordance with the independent valuation that was performed.

On August 15, 2006, Gold Fusion Laboratories, Inc., a wholly owned subsidiary of the Company, signed an Asset Purchase Agreement with Richard Surber to acquire ownership of the assets, inventory and receivables of the fashion operations of Diversified Holdings X, Inc., a corporation owned by Mr. Surber that owned and operated the Black Chandelier and related clothing operations. The consideration for this transaction was a promissory note in the amount of $300,000, bearing interest at the rate of 24% per annum, payments are due in five annual installment and 70,000 shares of Nexia’s Class A Preferred stock. On September 18, 2006 an addendum to this agreement was approved by the parties that provided for the issuance of 2,000,000 (post reverse splits 2-20-2007 and 12-14-2007) shares of the Company’s restricted common stock be issued to Diversified Holdings X, Inc. as compensation for the transfers made to Gold Fusion Laboratories.

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

During 2007, three additional notes were given to Mr. Surber, January 17, 2007 in the amount of $20,500, due on May 22, 2007, interest rate of 20% per annum, another on January 17, 2007 in the amount of $15,000, due on March 31, 2007, interest rate of 20% per annum and January 25, 2007, $20,000, and due on January 28, 2008, interest rate of 20% per annum.  Each of the notes was approved by the full board of directors.  As of December 31, 2007, the $15,000, $20,500, and $20,000 notes to Mr. Surber have been repaid in full.

On February 23, 2007, an agreement was signed to extend the due dates of four notes held by Mr. Surber, the October 5, November 7, and November 22 of 2006 and the January 17, 2007 note.  Each of the four notes had its due date extended to September 30, 2007 by mutual agreement of the Company and Mr. Surber.

During the year ended December 31, 2007, Mr. Surber advanced the Company funds to cover operating expenses.  This was carried as a payable to Mr. Surber. As of December 31, 2007, the Company owed Mr. Surber $127,512, noted on the financial statements as accounts payable – related parties.

Subsequent Events

On April 30, 2008, Diversified Holdings I, Inc. (DHI), a subsidiary of the Company and Nexia Holdings, Inc. (the “Company”), entered into an agreement with Green Endeavors, Ltd. a majority owned subsidiary of the Company to transfer ownership interests in Landis Salons, Inc. and Newby Salon, LLC to Green Endeavors in exchange for the delivery of a convertible Debenture in the face amount of $3 million dollars. DHI transferred its 85% ownership interest in Landis Salons, Inc. and the Company transferred 100% ownership of Newby Salon, LLC.  The result of these transfers places both salon operations under the common ownership of Green Endeavors, Ltd. (GRNE) a majority owned subsidiary of the Company.

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

SUBSEQUENT EVENTS

CERTIFICATIONS

31(i)	*	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(ii)	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(i)	*	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(ii)	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

OTHER		All share numbers have been modified to reflect the 1 for 10 reverse split that was effective as of February 20, 2007 and the 1 for 100 reverse split that was effective as of December 14, 2007.
99(i)	*
January 10, 2007 a Stock Option Agreement between the Company and Guy Cook granting 40,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2006 filed by the Company.)

99(ii)	*
January 10, 2007 a Stock Option Agreement between the Company and Cassandra Dean granting 10,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2006 filed by the Company.)

99(iii)	*
January 16, 2007 a Stock Option Agreement between the Company and Matthew Landis granting 10,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2006 filed by the Company.)

99(iv)	*
January 16, 2007 a Stock Option Agreement between the Company and Fredrick Hunzeker granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2006 filed by the Company.)

99(v)	*
January 16, 2007 a Stock Option Agreement between the Company and Sean Pasinsky granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2006 filed by the Company.)

99(vi)	*
January 16, 2007 a Stock Option Agreement between the Company and Richard Smith granting 30,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2006 filed by the Company.)

99(vii)	*
January 17, 2007 a Stock Option Agreement between the Company and Ralph Nagasawa granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2006 filed by the Company.)

99(viii)	*
January 18, 2007 a Stock Option Agreement between the Company and Taylor Gourley granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2006 filed by the Company.)

99(ix)	*
January 24, 2007 a Stock Option Agreement between the Company and Mark Baumann granting 30,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2006 filed by the Company.)

99(x)	*
January 25, 2007 a Stock Option Agreement between the Company and Paul Cramman granting 30,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2006 filed by the Company.)

99(xi)	*
February 1, 2007 a Stock Option Agreement between the Company and Jared Gold granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2006 filed by the Company.)

99(xii)	*
February 1, 2007 a Stock Option Agreement between the Company and Andrew Dunham granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2006 filed by the Company.)

99(xiii)	*
February 22, 2007 a Stock Option Agreement between the Company and Andrew Dunham granting 37,517,500 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2006 filed by the Company.)

99(xiv)	*
February 22, 2007 a Stock Option Agreement between the Company and Logan Fast granting 10,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2006 filed by the Company.)

99(xv)	*
March 20, 2007 a Stock Option Agreement between the Company and Lee Baumann granting 50,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2006 filed by the Company.)

99(xvi)	*
March 20, 2007 a Stock Option Agreement between the Company and Andrew Dunham granting 40,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2006 filed by the Company.)

99(xvii)	*
March 20, 2007 a Stock Option Agreement between the Company and Pamela Kushlan granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2006 filed by the Company.)

99(xviii)	*
March 20, 2007 a Stock Option Agreement between the Company and Michael Golightly granting 15,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2006 filed by the Company.)

99(xix)	*
April 2, 2007 a Stock Option Agreement between the Company and Robert Stevens granting 19,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2006 filed by the Company.)

99(xx)	*
April 2, 2007 a Stock Option Agreement between the Company and Cassandra Dean granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2006 filed by the Company.)

99(xxi)	*
April 2, 2007 a Stock Option Agreement between the Company and Richard Smith granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2006 filed by the Company.)

99(xxii)	*
April 2, 2007 a Stock Option Agreement between the Company and Jared Gold granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2006 filed by the Company.)

99(xxiii)	*
April 2, 2007 a Stock Option Agreement between the Company and Ralph Nagasawa granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2006 filed by the Company.)

99(xxiv)	*
April 2, 2007 a Stock Option Agreement between the Company and Sean Pasinsky granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2006 filed by the Company.)

99(xxv)	*
April 2, 2007 a Stock Option Agreement between the Company and John Mortensen granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2006 filed by the Company.)

99(xxvi)	*
April 2, 2007 a Stock Option Agreement between the Company and Fredrick Hunzeker granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2006 filed by the Company.)

99(xxvii)	*
April 4, 2007 a Stock Option Agreement between the Company and Matthew Landis granting 50,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2006 filed by the Company.)

99(xxviii)	*
April 4, 2007 a Stock Option Agreement between the Company and John Mortensen granting 20,000,000 options with a floating option price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2006 filed by the Company.)

99(xxix)	*
April 12, 2007 a Stock Option Agreement between the Company and Chris Cottone granting 20,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended March 31, 2007 filed by the Company)

99(xxx)	*
April 17, 2007, a Stock Option Agreement between the Company and Ashley Haak, granting 10,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended March 31, 2007 filed by the Company)

99(xxxi)	*
April 17, 2007, a Stock Option Agreement between the Company and Andrew Pitts, granting 10,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended March 31, 2007 filed by the Company)

99(xxxii)	*
April 17, 2007, a Stock Option Agreement between the Company and Morgen Swenson, granting 10,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended March 31, 2007 filed by the Company)

99(xxxiii)	*
April 17, 2007, a Stock Option Agreement between the Company and Rachael Domingo, granting 10,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended March 31, 2007 filed by the Company)

99(xxxiv)	*
April 18, 2007, a Stock Option Agreement between the Company and Michael Martinez, granting 10,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended March 31, 2007 filed by the Company)

99(xxxv)	*
April 26, 2007, a Stock Option Agreement between the Company and Jared Gold, granting 25,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended March 31, 2007 filed by the Company)

99(xxxvi)	*
April 26, 2007, a Stock Option Agreement between the Company and Sean Pasinsky, granting 25,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended March 31, 2007 filed by the Company)

99(xxxvii)	*
April 26, 2007, a Stock Option Agreement between the Company and Rocco Liebsch, granting 25,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended March 31, 2007 filed by the Company)

99(xxxviii)	*
April 27, 2007, a Stock Option Agreement between the Company and Russ Coover, granting 20,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended March 31, 2007 filed by the Company)

99(xxxix)	*
May 25 2007, a Stock Option Agreement between the Company and Pamela Kushlan, granting 25,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended June 30, 2007 filed by the Company)

99(xl)	*
May 29 2007, a Stock Option Agreement between the Company and Chris Cottone, granting 21,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended June 30, 2007 filed by the Company)

99(xli)	*
May 25 2007, a Stock Option Agreement between the Company and Fredrick Hunzeker, granting 25,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended June 30, 2007 filed by the Company)

99(xlii)	*
June 12, 2007, a Stock Option Agreement between the Company and Michael Golightly, granting 50,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended June 30, 2007 filed by the Company)

99(xliii)	*
June 12, 2007, a Stock Option Agreement between the Company and Andrew Dunham, granting 50,000,000 options with a price set at $0.0001 per share.  All of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended June 30, 2007 filed by the Company)

99(xliv)	*
July 6, 2007, a Stock Option Agreement between the Company and John Mortensen, granting 80,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended June 30, 2007 filed by the Company)

99(xlv)	*
July 9, 2007, a Stock Option Agreement between the Company and Pamela Kushlan, granting 40,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended June 30, 2007 filed by the Company)

99(xlvi)	*
July9, 2007, a Stock Option Agreement between the Company and Fred Hunzeker, granting 40,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended June 30, 2007 filed by the Company)

99(xlvii)	*
July 9, 2007, a Stock Option Agreement between the Company and Jared Gold, granting 40,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended June 30, 2007 filed by the Company)

99(xlviii)	*
July 9, 2007, a Stock Option Agreement between the Company and Sean Pasinsky, granting 40,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended June 30, 2007 filed by the Company)

99(xlix)	*
July 27, 2007, a Stock Option Agreement between the Company and Jared Gold, granting 50,000,000 options with an option price set at $0.0001, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended June 30, 2007 filed by the Company)

99(l)	*
July 27, 2007, a Stock Option Agreement between the Company and Andrew Dunham, granting 50,000,000 options with an option price set at $0.0001, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended June 30, 2007 filed by the Company)

99(li)	*
July 27, 2007, a Stock Option Agreement between the Company and Michael Golightly, granting 50,000,000 options with an option price set at $0.0001, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended June 30, 2007 filed by the Company)

99(lii)	*
August 3, 2007, a Stock Option Agreement between the Company and Pamela Kushlan, granting 50,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended June 30, 2007 filed by the Company)

99(liii)	*
August 3, 2007, a Stock Option Agreement between the Company and Richard N. Smith, granting 50,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended June 30, 2007 filed by the Company)

99(liv)	*
August 3, 2007, a Stock Option Agreement between the Company and Fredrick Hunzeker, granting 50,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended June 30, 2007 filed by the Company)

99(lv)	*
August 3, 2007, a Stock Option Agreement between the Company and Rocco Liebsch, granting 50,000,000 options with an option price set at $0.0001, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended June 30, 2007 filed by the Company)

99(lvi)	*
August 6, 2007, a Stock Option Agreement between the Company and Guy Cook, granting 100,000,000 options with a floating price set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended June 30, 2007 filed by the Company)

99(lvii)	*
August 15, 2007, a Stock Option Agreement between the Company and Matthew Stevens, granting 12,000,000 options with an option price set at $0.0001, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended September 30, 2007 filed by the Company)

99(lviii)	*
August 17, 2007, a Stock Option Agreement between the Company and John Mortensen, granting 50,000,000 options with an option price set at $0.0001, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended September 30, 2007 filed by the Company)

99(lix)	*
August 28, 2007, a Stock Option Agreement between the Company and Anthony Newby, granting 50,000,000 options with an option price set at $0.0001, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended September 30, 2007 filed by the Company)

99(lx)	*
September 7, 2007, a Stock Option Agreement between the Company and Richard N. Smith, granting 100,000,000 options with an option price set at $0.0001, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended September 30, 2007 filed by the Company)

99(lxi)	*
September 7, 2007, a Stock Option Agreement between the Company and Mike Bates, granting 100,000,000 options with an option price set at $0.0001, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended September 30, 2007 filed by the Company)

99(lxii)	*
September 7, 2007, a Stock Option Agreement between the Company and Rachael Domingo, granting 20,000,000 options with an option price set at $0.0001, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended September 30, 2007 filed by the Company)

99(lxiii)	*
September 7, 2007, a Stock Option Agreement between the Company and Michael Martinez, granting 18,000,000 options with an option price set at $0.0001, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended September 30, 2007 filed by the Company)

99(lxiv)	*
September 7, 2007, a Stock Option Agreement between the Company and Morgen Victoria Swenson, granting 20,000,000 options with an option price set at $0.0001, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended September 30, 2007 filed by the Company)

99(lxv)	*
September 7, 2007, a Stock Option Agreement between the Company and Megan M. Jesse, granting 20,000,000 options with an option price set at $0.0001, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended September 30, 2007 filed by the Company)

99(lxvi)	*
September 7, 2007, a Stock Option Agreement between the Company and Matthew A. Stevens, granting 15,000,000 options with an option price set at $0.0001, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended September 30, 2007 filed by the Company)

99(lxvii)	*
September 7, 2007, a Stock Option Agreement between the Company and Sarah Lovett, granting 40,000,000 options with an option price set at $0.0001, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended September 30, 2007 filed by the Company)

99(lxviii)	*
September 7, 2007, a Stock Option Agreement between the Company and Michael Ryan Hogan, granting 10,000,000 options with an option price set at $0.0001, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended September 30, 2007 filed by the Company)

99(lxix)	*
September 7, 2007, a Stock Option Agreement between the Company and Fredrick W. Hunzeker, granting 100,000,000 options with an option price set at $0.0001, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended September 30, 2007 filed by the Company)

99(lxx)	*
September 10, 2007, a Stock Option Agreement between the Company and Scott Schimmelpfenning, granting 100,000,000 options with an option price set at $0.0001, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended September 30, 2007 filed by the Company)

99(lxxi)	*
September 20, 2007, a Stock Option Agreement between the Company and Jaime Catmull, granting 50,000,000 options with an option price set at $0.0001, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended September 30, 2007 filed by the Company)

99(lxxii)	*
September 27, 2007, a Stock Option Agreement between the Company and Andrew Dunham, granting 50,000,000 options with an option price set at $0.0001, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended September 30, 2007 filed by the Company)

99(lxxiii)	*
October 8, 2007, a Stock Option Agreement between the Company and Fredrick W. Hunzeker, granting 250,000,000 options with an option set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended September 30, 2007 filed by the Company)

99(lxxiv)	*
October 8, 2007, a Stock Option Agreement between the Company and Michael Golightly, granting 250,000,000 options with an option set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended September 30, 2007 filed by the Company)

99(lxxv)	*
October 8, 2007, a Stock Option Agreement between the Company and Pamela Kushlan, granting 250,000,000 options with an option set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended September 30, 2007 filed by the Company)

99(lxxvi)	*
October 8, 2007, a Stock Option Agreement between the Company and John Mortensen, granting 250,000,000 options with an option set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended September 30, 2007 filed by the Company)

99(lxxvii)	*
October 8, 2007, a Stock Option Agreement between the Company and Jared Gold, granting 169,000,000 options with an option set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended September 30, 2007 filed by the Company)

99(lxxviii)	*
October 30, 2007, a Stock Option Agreement between the Company and Jaime Catmull, granting 150,000,000 options with an option set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended September 30, 2007 filed by the Company)

99(lxxix)	*
October 31, 2007, a Stock Option Agreement between the Company and Andrew Dunham, granting 500,000,000 options with an option set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended September 30, 2007 filed by the Company)

99(lxxx)	*
October 31, 2007, a Stock Option Agreement between the Company and Guy Cook granting 100,000,000 options with an option set at 75% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-QSB for the period ended September 30, 2007 filed by the Company)

99(lxxxi)	*
October 31, 2007, an employment Agreement between the Company and Logan C. Fast, granting 500,000,000 common shares. (Incorporated by reference from the 10-QSB for the period ended September 30, 2007 filed by the Company)

Exhibit 99
99(lxxxii)	1
December 20, 2007, a Stock Option Agreement between the Company and Richard N. Smith granting 5,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

Subsequent Events

99(i)	3
January 2, 2008, a Stock Option Agreement between the Company and Andrew Dunham granting 2,100,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(ii)	5
January 11, 2008, a Stock Option Agreement between the Company and Shauna Postma granting 5,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(iii)	7
January 11, 2008, a Stock Option Agreement between the Company and Fredrick Hunzeker granting 5,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(iv)	9
January 11, 2008, a Stock Option Agreement between the Company and Pamela Kushlan granting 5,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(v)	11
January 11, 2008, a Stock Option Agreement between the Company and Morgen Swenson granting 5,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(vi)	13
January 11, 2008, a Stock Option Agreement between the Company and John Mortensen granting 5,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(vii)	15
January 11, 2008, a Stock Option Agreement between the Company and Guy Cook granting 5,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(viii)	17
January 11, 2008, a Stock Option Agreement between the Company and Michael Golightly granting 5,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(ix)	19
January 25, 2008, a Stock Option Agreement between the Company and Jared Gold granting 5,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(x)	21
January 25, 2008, a Stock Option Agreement between the Company and Jaime Catmull granting 5,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xi)	23
January 25, 2008, a Stock Option Agreement between the Company and Morgen Swenson granting 5,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xii)	25
January 25, 2008, a Stock Option Agreement between the Company and Megan M. Jesse granting 5,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xiii)	27
January 25, 2008, a Stock Option Agreement between the Company and Michael Golightly granting 5,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xiv)	29
February 4, 2008, a Stock Option Agreement between the Company and Andrew Dunham granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xv)	31
February 6, 2008, a Stock Option Agreement between the Company and Jared Gold granting 5,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xvi)	33
February 6, 2008, a Stock Option Agreement between the Company and Pamela Kushlan granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xvii)	35
February 6, 2008, a Stock Option Agreement between the Company and Fredrick Hunzeker granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xviii)	37
February 6, 2008, a Stock Option Agreement between the Company and Shauna Postma granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xix)	39
February 6, 2008, a Stock Option Agreement between the Company and John Mortensen granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xx)	41
February 14, 2008, a Stock Option Agreement between the Company and Richard N. Smith granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xxi)	43
February 14, 2008, a Stock Option Agreement between the Company and Michael Golightly granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xxii)	45
February 22 2008, a Stock Option Agreement between the Company and Jared Gold granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xxiii)	47
February 22 2008, a Stock Option Agreement between the Company and Shauna Postma granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xxiv)	49
February 22 2008, a Stock Option Agreement between the Company and Fredrick Hunzeker granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xxv)	51
February 22 2008, a Stock Option Agreement between the Company and Pamela 78Kushlan granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xxvi)	53
February 22 2008, a Stock Option Agreement between the Company and John Mortensen granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xxvii)	55
February 22 2008, a Stock Option Agreement between the Company and Guy Cook granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xxviii)	57
February 22 2008, a Stock Option Agreement between the Company and Michael Golightly granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xxix)	59
February 22 2008, a Stock Option Agreement between the Company and Jaime Catmull granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xxx)	61
February 22 2008, a Stock Option Agreement between the Company and Anthony Newby granting 19,500,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xxxi)	63
March 20 2008, a Stock Option Agreement between the Company and Shauna Postma granting 20,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xxxii)	65
March 20 2008, a Stock Option Agreement between the Company and Fredrick Hunzeker 25,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xxxiii)	67
March 20 2008, a Stock Option Agreement between the Company and Pamela Kushlan granting 20,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xxxiv)	69
March 20 2008, a Stock Option Agreement between the Company and John Mortensen granting 25,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xxxv)	71
March 20 2008, a Stock Option Agreement between the Company and Guy Cook granting 25,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xxxvi)	73
March 20 2008, a Stock Option Agreement between the Company and Michael Golightly granting 25,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xxxvii)	75
March 20 2008, a Stock Option Agreement between the Company and Andrew Dunham granting 20,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xxxviii)	77
April 4 2008, a Stock Option Agreement between the Company and Bradley F. Edwards granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xxxix)	79
April 4 2008, a Stock Option Agreement between the Company and Kristian Bankston granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xl)	81
April 4 2008, a Stock Option Agreement between the Company and Jared Gold granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xli)	83
April 14 2008, a Stock Option Agreement between the Company and Shauna Postma granting 20,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xlii)	85
April 14 2008, a Stock Option Agreement between the Company and Fredrick Hunzeker granting 35,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xliii)	87
April 14 2008, a Stock Option Agreement between the Company and Pamela Kushlan granting 25,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xliv)	89
April 14 2008, a Stock Option Agreement between the Company and John Mortensen granting 40,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xlv)	91
April 14 2008, a Stock Option Agreement between the Company and Guy Cook granting 30,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xlvi)	93
April 14 2008, a Stock Option Agreement between the Company and Michael Golightly granting 30,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xlvii)	95
April 14 2008, a Stock Option Agreement between the Company and Jaime Catmull granting 30,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xlviii)	97
April 14 2008, a Stock Option Agreement between the Company and Anthony Newby granting 20,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s principal independent accountants for the performance of our audit for the year ended December 31, 2006 was De Joya Griffith & Company, LLC and for the year ended December 31, 2007 was Hansen Barnett & Maxwell, P.C.

(i)
Audit Fees.  For the fiscal years ended December 31, 2006 and 2007, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statement included in the quarterly reports of Form 10-QSB and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years were $56,140 for 2006 and $160,510 for 2007.

(ii)	Audit-Related Fees. For the fiscal years ended December 31, 2006 and 2007, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.
(iii)	Tax Fee. For the fiscal years ended December 31, 2006 and 2007, there were no fees billed for tax compliance services and there was no tax-planning advice provided.
(iv)	Other Fees. For the fiscal years ended December 31, 2006 and 2007, the aggregate fees billed for services other than services described above were none.

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

NEXIA HOLDINGS, INC.

Dated: May 13, 2008	By: /s/ Richard Surber
Richard Surber, CEO, President and CFO

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Richard Surber
Richard Surber	CEO, Pres., CFO and Director	May 13, 2008

/s/ Gerald Einhorn
Gerald Einhorn	Director	May 13, 2008

/s/ Adrienne Bernstein
Adrienne Bernstein	Director	May 13, 2008

INDEX OF EXHIBITS

Exhibit No.	Exhibit Page No.	Description

3(i)(a)	*	Articles of Incorporation of the Company in Colorado, 1987. (Incorporated by reference to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).
3(i)(b)	*	Articles of Amendment to change the name of the Company. (Incorporated by reference to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).
3(i)(c)	*
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

SUBSEQUENT EVENTS

CERTIFICATIONS
31(i)	*	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(ii)	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(i)	*	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(ii)	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

OTHER		All share numbers have been modified to reflect the 1 for 10 reverse split that was effective as of February 20, 2007 and the 1 for 100 reverse split that was effective as of December 14, 2007.