Form 10-Q
period 2008-03-31
NEXIA HOLDINGS INC
filed 2008-05-20
CIK 833209

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

_______________________
 FORM 10-Q
_______________________

(Mark One)
[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.
[  ]  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from        to       .

Commission file number: 33-22128-D

_______________________

NEXIA HOLDINGS, INC.
 (Exact name of small business issuer as specified in its charter)

_______________________

Nevada (State or other jurisdiction of incorporation or organization)	84-1062062 (I.R.S. Employer Identification No.)

59 West 100 South, Salt Lake City, Utah 84101
 (Address of principal executive office) (Zip Code)

 (801) 575-8073
(Issuer's telephone number)

_______________________

    Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company

Yes ☐    No ☒

The number of outstanding shares of the issuer's common stock, $0.0001 par value, as of May 20, 2008 was 1,397,845,732.

TABLE OF CONTENTS

PAGE
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS	16

ITEM 3. CONTROLS AND PROCEDURES	20

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	20

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

ITEM 5. OTHER INFORMATION	20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	20

SIGNATURES	21

INDEX TO EXHIBITS	22

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

Nexia Holdings, Inc. and Subsidiaries

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
ASSETS	2008	2007

CURRENT ASSETS

Cash	$58,751	$95,760
Investment in marketable equity securities - available for sale	426,509	195,499
Trade accounts receivable, net of allowance for doubtful accounts of $91,036 and $91,036, respectively	4,583	50,343
Accounts receivable - related parties	3,952	2,166
Accounts receivable - contingency	17,882	17,822
Inventory	334,271	333,681
Prepaid expenses	194,933	341,284
TOTAL CURRENT ASSETS	1,040,881	1,036,555

PROPERTY AND EQUIPMENT

Property and equipment, net of $1,040,076 and $807,933 accumulated depreciation, respectfuly	1,733,705	1,989,588
Land	181,945	181,945
Property, net - held for sale	1,362,950	1,362,950

TOTAL NET PROPERTY AND EQUIPMENT	3,278,600	3,534,483

OTHER ASSETS

Goodwill	227,681	227,681
Loan costs, net	44,228	45,386
Trademarks	1,380	1,380

TOTAL OTHER ASSETS	273,289	274,447

TOTAL ASSETS	$4,592,770	$4,845,485

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Continued)
(Unaudited)
	As of	As of
	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS' DEFICIT	2008	2007

CURRENT LIABILITIES
Accounts payable	$774,839	$640,142
Accounts payable - related parties	117,956	127,512
Accrued liabilities	891,002	757,201
Accrued interest - related parties	111,661	186,306
Refundable deposits	17,847	17,414
Current maturities of long-term debt	814,497	812,818
Current maturities of long-term debt - related parties	189,610	189,610

TOTAL CURRENT LIABILITIES	2,917,412	2,731,003

LONG-TERM LIABILTIES
Series A convertible preferred stock - $0.001 par value; 10,000,000 shares authorized - 200,000 shares outstanding - liquidation value	2,000,000	2,000,000
Series C convertible preferred stock - $0.001 par value; 5,000,000 shares authorized - 832,225 shares outstanding - liquidation value	4,281,755	4,161,125
Long-term debt	2,299,590	2,314,520
Long-term debt - related parties	330,000	330,000

TOTAL LONG-TERM LIABILITIES	8,911,345	8,805,645

TOTAL LIABILITIES	11,828,757	11,536,648

MINORITY INTEREST	167,373	178,951

STOCKHOLDERS' DEFICIT

Series B preferred stock - $0.001 par value; 10,000,000 shares authorized; 10,000,000 shares outstanding	10,000	10,000

Undesignated preferred stock - $0.001 par value; 25,000,000 shares authorized; no shares outstanding	-	-
Common stock - $0.0001 par value; 5,500,000,000 shares authorized; 596,473,988 shares and 149,773,988 shares outstanding, respectively	59,647	14,977
Additional paid-in capital	18,477,688	18,275,039
Receivable from stockholders	(67,183)	(168,663)
Accumulated other comprehensive loss	(580,821)	(819,556)
Accumulated deficit	(25,302,691)	(24,181,911)

Total Stockholders’ Deficit	(7,403,360)	(6,870,114)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,592,770	$4,845,485

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Other Comprehensive Loss
(Unaudited)
	For the Three Months Ended
	March 31,
	2008	2007

REVENUE
Sales - Salon and Retail	$755,420	$692,841
Rental revenue	59,928	45,933

TOTAL REVENUE	815,348	738,774

COST OF REVENUE
Cost of sales - Salon and Retail	314,046	410,722
Cost associated with rental revenue	29,371	22,572
Depreciation and amortization on rentals	23,813	24,432

TOTAL COST OF REVENUE	367,230	457,726

GROSS INCOME	448,118	281,048

EXPENSES
General and administrative expense	1,040,211	1,470,964
Consulting fees	172,149	172,943
Depreciation and amortization expense	26,812	27,470
Interest expense associated with rental revenue	38,221	41,466

TOTAL EXPENSES	1,277,393	1,712,843

OPERATING LOSS	(829,275)	(1,431,795)

OTHER INCOME (EXPENSE)
Derivative loss related to Series A and C convertible preferred stock	(3,750)	-
Bad debt expense - convertible debenture	(50,000)	-
Interest expense	(54,570)	(70,474)
Interest expense - accretion of debt	-	(11,712)
Gain/(loss) on marketable securities	(44,179)	300,473
Income from litigation settlement	60,000	-
Loss on disposal of assets	(213,975)	-
Other income	2,362	9,268

TOTAL OTHER INCOME	(304,112)	227,555

NET LOSS BEFORE MINORITY INTEREST	(1,133,387)	(1,204,240)

MINORITY INTEREST IN INCOME	12,607	2,615

NET LOSS	$(1,120,780)	$(1,201,625)

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss (Continued)
(Unaudited)
	For the Three Months Ended
	March 31,
	2008	2007

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.01)

BASIC AND DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	1,443,112,438	132,030,398

COMPREHENSIVE LOSS

Net Loss	$(1,120,780)	$(1,201,625)
Change in unrealized value of marketable securities	238,735	(61,708)

Comprehensive Loss	$(882,045)	$(1,263,333)

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,120,780)	$(1,243,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in income	(11,578)	(2,622)
Depreciation and amortization expense	50,625	65,031
Abandonment of leasehold improvements	213,975	-
Preferred and common stock issued for services and contractual agreements	68,349	35,000
Stock options issued	110,175	157,692
Expense receivables from stockholders for sales at values lower than values when stock was issued	145,828	434,410
Allowance for doubtful accounts receivable	-	(4,500)
Accretion of convertible debenture	-	11,712
Unrealized (gain) loss related to adjustment of derivative to fair value of underlying security	-	41,766
Changes in operating assets and liabilities:
Receivables	(1,313)	7,578
Accounts receivable - related parties	(1,786)	9,000
Inventory	7,177	57,527
Prepaid expense	240,101	144,723
Accounts payable	131,650	(4,932)
Accounts payable - related parties	(9,556)	63,522
Accrued liabilities	134,234	122,938
Accrued liabilities - related parties	(74,645)
Net cash used in operating activities	(117,544)	(104,367)

CASH FLOWS FROM INVESTING ACTIVITIES

Sale of marketable securities	89,200	19,345
Purchase of marketable securities	(81,475)	(32,942)
Purchase of property, plant and equipment	(15,326)	(46,548)
Net cash used in investing activities	$(7,601)	$(60,145)

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments on long-term debt	$(28,699)	$(15,920)
Pay off loan for land purchase	-	(57,000)
Principal payments on short-term debt	-	(25,000)
Principal payments on short-term debt - related party	-	(45,000)
Proceeds from issuing notes payable	62,460	-
Proceeds from issuing note payable - related party	-	30,000
Receipt of stock subscriptions receivable	54,375	321,741
New loan costs	-	(1,800)
Net cash provided by financing activities	88,136	207,021

NET DECREASE IN CASH AND CASH EQUIVALENTS	(37,009)	42,509

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	95,760	124,158

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,751	$166,667

SUPPLEMENTAL DISCLOSURE OF INFORMATION

CASH PAID FOR:

Interest	$33,500	$53,282

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for subscriptions receivable	$95,675	$656,830

Common stock issued to vendors applied on accounts payable	$-	$126,250

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

 NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Nexia Holdings, Inc. and Subsidiaries (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent annual consolidated financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2008 are not indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 - BUSINESS CONDITIONS

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative operating losses through March 31, 2008 of $25,252,691, has a working capital deficit of $1,876,530 and a stockholders’ deficit of $7,353,360 at March 31, 2008. In addition, the Company has defaulted on several of its liabilities, has closed two retail clothing stores, and has entered into agreements to sell two of its commercial real estate properties. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - COMMON STOCK

The Company has issued options to purchase Common Stock and straight shares to employees and outside contractors for services during the years 2008 and 2007.  The majority of stock issued is from the exercise of stock options. Options are issued with either a “floating” exercise price, usually set at 75% of the market price on the sale date, or the options are granted with a fixed price set by the Board of Directors when the option is granted to the recipient.  The floating exercise price is determined when the employee or service provider finalizes the exercise of the option by a sale of the shares underlying the option or pays the exercise price. In accordance with SFAS No. 123 (R), the value of shares issued, based upon the options, is equal to the fair value (market price) on the date of issuance.

During the three months ended March 31, 2008, the Company issued 402,350,000 shares of common stock, pursuant to the Company’s S-8 Registration Statement, valued at $220,450.  345,250,000 of the above shares were issued as option shares to employees or other service providers with a value of $182,450 in exchange for services rendered.  The Company had an increase in its receivable from stockholders of $102,925 for the exercise price due to the Company from outstanding option shares. Nexia received $61,625 in cash for its receivable from stockholders. The Company recorded an expense of $145,828 stock subscription receivable adjustment in the first quarter of 2008. Nexia also recorded an adjustment of $3,048 to the receivable from stockholders for overpayments of the stock option price. The ending balance of stock subscriptions receivable at March 31, 2008 was $67,183.

NOTE 5 - RELATED PARTY TRANSACTIONS

In 2007, the President of the Company loaned $112,908 as a short-term, interest-free advance for the purchase of inventory and operational expenses which remains outstanding as of March 31, 2008.  In addition, $112,908 of accrued interest was owed to the President of the Company as of March 31, 2008 for interest earned on past related party loans and $295,458 on unpaid salaries.

NOTE 6 - INVESTMENT IN MARKETABLE EQUITY SECURITIES

The following is a summary of the Company's investment in available-for-sale secrities as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Equity securities, free trading:

Gross unrealized gains	$12,159	$2,227

Gross unrealized losses	(592,980)	(821,783)

Net unrealized loss	$(580,821)	$(819,556)

Fair market value	$426,509	$195,499

Change in the unrealized loss on available-for-sale securities during the three months ended March 31, 2008 is as follows:

Beginning balance	$(819,556)
Decrease in unrealized holding loss	238,735

Ending balance	$(580,821)

NOTE 7 - SEGMENT INFORMATION

Nexia Holdings, Inc has three reportable segments in which it operates using the guidelines set forth in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.  The reportable segments are as follows: Salon businesses; the Black Chandelier clothing manufacturing and retail sales operations and Real Estate and General including the purchase, sale and rental of commercial real estate.

Summarized financial information concerning reportable segments is shown in the following table:

		Period
		Ended			Real Estate
		March 31,	Salon	Retail	& General	Total

Revenues		2008	$577,511	$177,909	$59,928	$815,348
		2007	424,863	267,978	45,933	738,774

Net income (loss) applicable to		2008	67,168	(464,176)	(723,772)	(1,120,780)
segment		2007	(20,350)	(252,061)	(929,214)	(1,201,625)

Total assets	March 31, 2008		500,302	(1,048,074)	5,140,542	4,592,770
(net of intercompany accounts)	December 31, 2007		465,608	(632,609)	5,012,486	4,845,485

NOTE 8 - LOSS ON DISPOSAL OF ASSETS

During the quarter ended March 31, 2008, two Black Chandelier stores, operated by Gold Fusion Laboratories, Inc., a wholly-owned subsidiary, were closed. The leasehold improvements at both store locations were expensed when abandoned. The schedule below shows the amounts that were expensed:

	Fashion Place,	Riverwods,
	Salt Lake City	Provo	Total

Cost of leasehold improvements	$191,746	$71,568	$263,314

Accumulated depreciation	(33,655)	(15,684)	(49,339)

Loss on abandonment	$158,091	$55,884	$213,975

NOTE 9 - NOTE PAYABLE – MARSHALL HOLDINGS INTERNATIONAL

The Company’s subsidiary, Diversified Holdings 1, Inc. (“DH1”), gave to Marshall Holdings International a $50,000 promissory note payable dated March 4, 2008.  The note carries an interest rate of 10%.  The monthly payment is $5,000 for 10 months to December 5, 2008.  One payment was made by March 31, 2008.  The note is unsecured.

In exchange for the promissory note payable, DH1 received from Marshall a convertible debenture for $50,000 dated March 5, 2008.  The debenture carries an interest rate of 24%, and it is due in full by March 5, 2009.  The debenture can be converted into common stock any time 360 days following execution of the agreement.  As of March 31, 2008, the debenture was considered uncollectible, and an allowance for $50,000 was recorded.

NOTE 10 - SUBSEQUENT EVENTS

In April of 2008, the Company cancelled 30,000 Series C shares that were issued during 2007.

Subsequent to March 31, 2008, the Company issued 310,000,000 shares of common stock under its 2008 benefit plan. Detail of the shares issued for common stock and common stock for options exercised from January 1 to May 20, 2008 from the benefit plan are as follows:

Issuance of 10,000,000 common shares for options exercised - issued to a contractor for services. Issuance of 690,000,000 common shares for options exercised shares - issued to ten employees for past services. Issuance of 30,000,000 common shares for options exercised - issued to a consultant for services. Issuance of 40,000,000 straight common shares – issued to a contractor to reduce a note payable.

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

General

Nexia's current operations consist of three principal areas: (1) operation of the design and retail operations of Black Chandelier fashion lines through the Company’s subsidiary Gold Fusion Laboratories, Inc. (GFL); (2) the operation of the Landis Lifestyle Salon through Nexia’s ownership interest in Landis, LLC and (3) the acquisition, leasing and selling of real estate. The following discussion examines Nexia's financial condition as a result of operations for the three month period ended March 31, 2008 and compares those results with the comparable periods in 2007.

Gold Fusion Laboratories Retail Operations

In August of 2006, Gold Fusion Laboratories, Inc., a 100% owned subsidiary of the Company signed an asset purchase agreement with Diversified Holdings X, Inc. (DHX) to acquire the rights, assets, inventories and receivables of the Black Chandelier retail design and manufacturing operations.  This acquisition closed on September 20, 2006.

Black Chandelier operations as of March 31, 2008 include two retail outlets operated under the Black Chandelier label, Trolley Square (Salt Lake City, Utah) and the Gateway shopping center (Salt Lake City, Utah) as well as the online shopping site, www.blackchandelier.com.

Gold Fusion had sales of $177,909 during the three months ended March 31, 2008 compared to $267,978 for the same period in 2007. The decrease in revenue of $90,069, or 34% was created from the two stores that were closed in the first quarter of 2008.

Net losses for Gold Fusion operations were $464,176 for the three month period ended March 31, 2008 compared to $252,061 for the same period in 2007.  The increase in losses for the first quarter of 2008 compared with 2007 was $212,115 or 84%, and was due to a large decrease in sales at all locations. The Company felt that they needed to close two of the stores to reduce further losses.

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

Landis Salon has two locations in Salt Lake City, Utah and Bountiful, Utah. They reported revenue of $577,511 during the three months ended March 31, 2008 compared to $424,863 for the same period in 2007. The increase in revenue of $152,648, or 36% came from the growth in customer base at the Salt Lake City location and the addition of a new store in Bountiful that was not yet purchased during the first quarter of 2007.

Net income for Landis operations was $67,168 for the three month period ended March 31, 2008 compared to a loss of $20,350 for the same period in 2007.  The increase in income for the first quarter of 2008 compared with 2007 was $87,518 or 430%, due to increased sales at the Salt Lake location and better control over operating expenses.

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

Nexia recorded rental revenues of $59,928 for the three months ended March 31, 2008 as compared to $45,933 for the comparable period in 2007. The increase in the three month rental revenue of $13,995, or      30%, was due to increases in most of the rental properties and an additional tenant in the Downtown building.

Nexia had a net loss from real estate operations of $8,686 for the three months ended March 31, 2008, compared to a loss of $33,269 for the comparable period in 2007. The decrease in the three month losses of $24,583, or 74%, is attributable to the additional income that was generated by increased rents, a new tenant in the Downtown building, and reduction in depreciation for the properties held for sale.
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

Company Operations as a Whole:

Revenue

Gross revenue for the three month period ended March 31, 2008, was $815,348 as compared to $738,774 for the same period in 2007. The increase in the three month revenue of $76,574, or 10%, is due to an additional salon location and a new tenant at one of the buildings.

Operating Losses

Nexia recorded operating losses of $829,275 for the three month period ended March 31, 2008, compared to losses of $1,431,795 for the comparable period in the year 2007. The decrease in three month operating losses of $602,520, or 42%, was the result of reducing the amount of outside services being paid for with stock, reduction in Company stock promotion, reduced payroll expenses and property rental from closing two locations of the Black Chandelier operations.

Net Loss

Nexia recorded net losses of $1,120,780 for the three month period ended March 31, 2008, as compared to net losses of $1,201,625 for the comparable period in 2007. The decrease in the three month net losses of $80,845, or 7%, compared to the same period in 2007, reported above, is attributable primarily to the decrease in operating expenses for the Company as a whole. Areas that were reduced are mentioned in the operating losses paragraph above.

Nexia may not operate at a profit through fiscal 2008. Since Nexia's activities are tied to its ability to operate its retail and salon operations and real estate properties at a profit, future profitability or its revenue growth tends to follow changes in the markets for these activities. There can be no guarantee that profitability or revenue growth can be realized in the future.

Expenses

General and administrative expenses for the three month period ended March 31, 2008, were $1,040,211 compared to $1,470,964 for the same period in 2007. The decrease in three month expenses of $430,753, or 29%, was due primarily from reducing the amount of outside services being paid for with stock, reduction in Company stock promotion, reduced payroll expenses and property rental from closing two locations of the Black Chandelier operations.

Depreciation and amortization expenses for the three months ended March 31, 2008, were $50,625 compared to $51,902 for same period in 2007. The decrease in the three month expense of $1,277, or 2%, was attributable two properties are being held for sales and did not receive any depreciation in the first quarter of 2008.

Capital Resources and Liquidity

On March 31, 2008, Nexia had current assets of $1,040,882 and $4,592,770 in total assets compared to current assets of $1,036,555 and total assets of $4,845,485 as of December 31, 2007. Nexia had net working capital deficit of $1,876,530 at March 31, 2008, as compared to a net working capital deficit of $1,694,448 at December 31, 2007. The increase in working capital deficit of $182,082 is due primarily to

Off Balance Sheet Arrangements

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Since the filing of Nexia's 10-K for the year ended December 31, 2007, no material changes have occurred to the legal proceedings reported therein. For more information, please see Nexia's Form 10-K for the year ended December 31, 2007 filed May 15, 2008.

ITEM 2. UNREGISERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered shares sold during the period.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 27 of this Form 10-QSB, and are incorporated herein by this reference.

(b)	Reports on Form 8-K During the period covered by this report, Nexia filed 1 Form 8-K report.

1.	On February 12, 2008, the Company filed a form 8-K reporting on the closing of two retail stores by the fashion subsidiary of the Company.

Subsequent to the end of the quarter ended June 30, 2007, Nexia has filed 1 Form 8-K reports

1.	On May 1, 2008, the Company filed a form 8-K reporting on the reorganization of its salon business and the transfer of ownerships in Landis Salons, Inc. and Newby Salons, LLC to Green endeavors, Ltd.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of May, 2008.

Nexia Holdings, Inc.

Date: May 20, 2008	By:	/s/ Richard Suber
Richard Surber President and Director

Exhibit No.	Exhibit Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company in Colorado, 1987. (Incorporated by reference to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).
3(i)(b)	*	Articles of Amendment to change the name of the Company. (Incorporated by reference to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).
3(i)(c)	*
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
January 2, 2008, a Stock Option Agreement between the Company and Andrew Dunham granting 2,100,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(ii)	*
January 11, 2008, a Stock Option Agreement between the Company and Shauna Postma granting 5,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(iii)	*
January 11, 2008, a Stock Option Agreement between the Company and Fredrick Hunzeker granting 5,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(iv)	*
January 11, 2008, a Stock Option Agreement between the Company and Pamela Kushlan granting 5,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(v)	*
January 11, 2008, a Stock Option Agreement between the Company and Morgen Swenson granting 5,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(vi)	*
January 11, 2008, a Stock Option Agreement between the Company and John Mortensen granting 5,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(vii)	*
January 11, 2008, a Stock Option Agreement between the Company and Guy Cook granting 5,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(viii)	*
January 11, 2008, a Stock Option Agreement between the Company and Michael Golightly granting 5,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(ix)	*
January 25, 2008, a Stock Option Agreement between the Company and Jared Gold granting 5,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(x)	*
January 25, 2008, a Stock Option Agreement between the Company and Jaime Catmull granting 5,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xi)	*
January 25, 2008, a Stock Option Agreement between the Company and Morgen Swenson granting 5,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xii)	*
January 25, 2008, a Stock Option Agreement between the Company and Megan M. Jesse granting 5,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xiii)	*
January 25, 2008, a Stock Option Agreement between the Company and Michael Golightly granting 5,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(xiv)	*
February 4, 2008, a Stock Option Agreement between the Company and Andrew Dunham granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xv)	*
February 6, 2008, a Stock Option Agreement between the Company and Jared Gold granting 5,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xvi)	*
February 6, 2008, a Stock Option Agreement between the Company and Pamela Kushlan granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xvii)	*
February 6, 2008, a Stock Option Agreement between the Company and Fredrick Hunzeker granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xviii)	*
February 6, 2008, a Stock Option Agreement between the Company and Shauna Postma granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xix)	*
February 6, 2008, a Stock Option Agreement between the Company and John Mortensen granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xx)	*
February 14, 2008, a Stock Option Agreement between the Company and Richard N. Smith granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xxi)	*
February 14, 2008, a Stock Option Agreement between the Company and Michael Golightly granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xxii)	*
February 22 2008, a Stock Option Agreement between the Company and Jared Gold granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xxiii)	*
February 22 2008, a Stock Option Agreement between the Company and Shauna Postma granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xxiv)	*
February 22 2008, a Stock Option Agreement between the Company and Fredrick Hunzeker granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xxv)	*
February 22 2008, a Stock Option Agreement between the Company and Pamela Kushlan granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xxvi)	*
February 22 2008, a Stock Option Agreement between the Company and John Mortensen granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xxvii)	*
February 22 2008, a Stock Option Agreement between the Company and Guy Cook granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xxviii)	*
February 22 2008, a Stock Option Agreement between the Company and Michael Golightly granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xxix)	*
February 22 2008, a Stock Option Agreement between the Company and Jaime Catmull granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xxx)	*
February 22 2008, a Stock Option Agreement between the Company and Anthony Newby granting 19,500,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xxxi)	*
March 20 2008, a Stock Option Agreement between the Company and Shauna Postma granting 20,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xxxii)	*
March 20 2008, a Stock Option Agreement between the Company and Fredrick Hunzeker 25,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xxxiii)	*
March 20 2008, a Stock Option Agreement between the Company and Pamela Kushlan granting 20,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xxxiv)	*
March 20 2008, a Stock Option Agreement between the Company and John Mortensen granting 25,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xxxv)	*
March 20 2008, a Stock Option Agreement between the Company and Guy Cook granting 25,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xxxvi)	*
March 20 2008, a Stock Option Agreement between the Company and Michael Golightly granting 25,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xxxvii)	*
March 20 2008, a Stock Option Agreement between the Company and Andrew Dunham granting 20,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

Subsequent Events
99(xxxviii)	*
April 4 2008, a Stock Option Agreement between the Company and Bradley F. Edwards granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xxxix)	*
April 4 2008, a Stock Option Agreement between the Company and Kristian Bankston granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xl)	*
April 4 2008, a Stock Option Agreement between the Company and Jared Gold granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xli)	*
April 14 2008, a Stock Option Agreement between the Company and Shauna Postma granting 20,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xlii)	*
April 14 2008, a Stock Option Agreement between the Company and Fredrick Hunzeker granting 35,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xliii)	*
April 14 2008, a Stock Option Agreement between the Company and Pamela Kushlan granting 25,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xliv)	*
April 14 2008, a Stock Option Agreement between the Company and John Mortensen granting 40,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xlv)	*
April 14 2008, a Stock Option Agreement between the Company and Guy Cook granting 30,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xlvi)	*
April 14 2008, a Stock Option Agreement between the Company and Michael Golightly granting 30,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xlvii)	*
April 14 2008, a Stock Option Agreement between the Company and Jaime Catmull granting 30,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)

99(xlviii)	*
April 14 2008, a Stock Option Agreement between the Company and Anthony Newby granting 20,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)