Form 10-Q/A
period 2008-03-31
NEXIA HOLDINGS INC
filed 2008-08-07
CIK 833209

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

  FORM 10-Q/A

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

The number of outstanding shares of the issuer's common stock, $0.0001 par value, as of August 4, 2008 was 2,482,034 (post reverse stock split 7-25-08).

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Nexia" refers to Nexia Holdings, Inc., a Nevada corporation, and its subsidiaries. The accompanying unaudited, condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Nexia Holdings, Inc. and Subsidiaries
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Condensed Consolidated Balance Sheets - March 31, 2008 and December 31, 2007
(Unaudited)	5

Condensed Consolidated Statements of Operations and Other Comprehensive Loss
for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	7

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)	9

Condensed Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2008 and 2007 (Unaudited)	10

Notes to Condensed Consolidated Financial Statements (Unaudited)	12

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
ASSETS	2008	2007

CURRENT ASSETS

Cash	$58,751	$95,760
Investment in marketable equity securities - available for sale	230,600	195,499
Trade accounts receivable, net of allowance for
doubtful accounts of $91,036 and $91,036, respectively	4,583	50,343
Accounts receivable - related parties	3,952	2,166
Accounts receivable - contingency	17,882	17,822
Inventory	259,271	333,681
Prepaid expenses	136,131	341,284
TOTAL CURRENT ASSETS	711,170	1,036,555

PROPERTY AND EQUIPMENT

Property and equipment, net of $774,623 and $807,933
accumulated depreciation, respectfuly	1,671,357	1,989,588
Land	181,945	181,945
Property, net - held for sale	1,362,950	1,362,950

TOTAL NET PROPERTY AND EQUIPMENT	3,216,252	3,534,483

OTHER ASSETS

Goodwill	194,949	227,681
Loan costs, net	44,228	45,386
Trademarks	1,380	1,380

TOTAL OTHER ASSETS	240,557	274,447

TOTAL ASSETS	$4,167,979	$4,845,485

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Continued) (Unaudited)

	As of	As of
	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS' DEFICIT	2008	2007

CURRENT LIABILITIES
Accounts payable	$ 774,839	$ 640,142
Accounts payable - related parties	117,956	127,512
Accrued liabilities	891,002	757,201
Accrued interest - related parties	111,661	186,306
Refundable deposits	17,847	17,414
Current maturities of long-term debt	814,497	812,818
Current maturities of long-term debt - related parties	189,610	189,610

TOTAL CURRENT LIABILITIES	2,917,412	2,731,003

LONG-TERM LIABILTIES
Series A convertible preferred stock - $0.001 par value; 10,000,000 shares authorized - 200,000 shares outstanding - liquidation value
$2,000,000	2,000,000	2,000,000
Series C convertible preferred stock - $0.001 par value; 5,000,000 shares authorized - 832,225 shares outstanding - liquidation value
$4,281,755	4,281,755	4,161,125
Long-term debt	2,299,590	2,314,520
Long-term debt - related parties	330,000	330,000

TOTAL LONG-TERM LIABILITIES	8,911,345	8,805,645

TOTAL LIABILITIES	11,828,757	11,536,648

MINORITY INTEREST	167,373	178,951

STOCKHOLDERS' DEFICIT
Series B preferred stock - $0.001 par value; 10,000,000
shares authorized; 10,000,000 shares outstanding	10,000	10,000
Undesignated preferred stock - $0.001 par value;
25,000,000 shares authorized; no shares outstanding	-	-
Common stock - $0.0001 par value; 5,500,000,000 shares
authorized; 596,246 shares and 149,774 shares
outstanding, respectively	60	15
Additional paid-in capital	18,447,131	18,290,001
Receivable from stockholders	(67,183)	(168,663)
Accumulated other comprehensive income (loss)	8,555	(819,556)
Accumulated deficit	(26,226,714)	(24,181,911)

Total Stockholders’ Deficit	(7,828,151)	(6,870,114)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$ 4,167,979	$ 4,845,485

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Other Comprehensive Loss
(Unaudited)
	For the Three Months Ended
	March 31,
	2008	2007

REVENUE
Sales - Salon and Retail	$755,420	$692,841
Rental revenue	59,928	45,933

TOTAL REVENUE	815,348	738,774

COST OF REVENUE
Cost of sales - Salon and Retail	378,738	410,722
Cost associated with rental revenue	29,371	22,572
Depreciation and amortization on rentals	23,813	24,432

TOTAL COST OF REVENUE	431,922	457,726

GROSS INCOME	383,426	281,048

EXPENSES
General and administrative expense	949,038	1,470,964
Consulting fees	237,816	172,943
Depreciation and amortization expense	26,812	27,470
Interest expense associated with rental revenue	38,221	41,466
Loss on impairment of assets	95,079	-

TOTAL EXPENSES	1,346,966	1,712,843

OPERATING LOSS	(963,540)	(1,431,795)

OTHER INCOME (EXPENSE)
Derivative loss related to Series A and C convertible preferred stock	(3,750)	-
Bad debt expense - convertible debenture	(50,000)	-
Interest expense	(54,570)	(70,474)
Interest expense - accretion of debt	-	(11,712)
Gain/(loss) on marketable securities	(829,464)	300,473
Income from litigation settlement	60,000	-
Loss on disposal of assets	(217,419)	-
Other income	2,362	9,268

TOTAL OTHER INCOME	(1,092,841)	227,555

NET LOSS BEFORE MINORITY INTEREST	(2,056,381)	(1,204,240)

MINORITY INTEREST IN INCOME	11,578	2,615

NET LOSS	$(2,044,803)	$(1,201,625)

The accompanying notes are an integrtal part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss (Continued)
(Unaudited)
	For the Three Months Ended
	March 31,
	2008	2007

BASIC LOSS PER COMMON SHARE	$(6.45)	$(111.59)

BASIC AND DILUTED WEIGHTED-AVERAGE COMMON SHARES
OUTSTANDING	316,794	10,768

COMPREHENSIVE LOSS

Net Loss	$(2,044,803)	$(1,201,625)
Change in unrealized value of marketable securities	(828,111)	(61,708)
Reclassification adjustment for permanent loss on
marketable securities included in net loss	829,464	(300,473)

Comprehensive Loss	$(2,043,450)	$(1,563,806)

The accompanying notes are an integrtal part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
For the Quarter ended March 31, 2008
Post Reverse Split Effective July 25, 2008

	Number of		Number of				Stock	Other		Total
	Preferred	Preferred	Common	Common		Treasury	Subscriptions	Comprehensive	Retained	Stockholders'
	Shares	Stock	Shares	Stock	APIC	Stock	Receivable	Income/Loss	Deficit	Equity

Balance forward, December 31, 2007	10,000,000	$10,000	149,774	$15	$18,290,001	$-	$(168,663)	$(819,556)	$(24,181,911)	$(6,870,114)

Additional common stock issued for 69 beneficial shareholders, as a result of the reverse stock split effective December 14, 2007			-							-

Receipt of cash for stock subscriptions receivable							54,374			54,374

Common stock issued for options exercised			394,500	40	205,810		(102,925)			102,925

Common stock issued to Fred Hunzeker			5,750	1	4,099					4,100

Common stock issued to Andrew dunham for past contract services			2,100	-	10,500					10,500

Convert Corso Series C preferred stock into common stock issued to Pentony Enterprises LLC for future contract services			3,750	-	18,750					18,750

Additional common stock issued for 115 beneficial shareholders, as a result of the reverse stock split effective December 14, 2007			-

Change option price for issuance on 10/31/2007 to Jaime Catmull from 75% to 50%							3,750			3,750

Two old stock certificates returned to Nexia by R. D. Surber. Authorized common shares number is increased by this number			(228)							-

Convert Jared Gold Series C Preferred stock into common stock			20,000	2	3,998					4,000

Convert Sean Pasinsky Series C preferred stock into common stock			20,600	2	4,118					4,120

Adjust cash received for stock subscriptions receivable to correct amount for first quarter 2008							3,501			3,501

To adjust as a liability to stock recipients amounts received from them in error for sale of the stock. Contra credit is in A/P - Other							(3,048)			(3,048)

Adjust for option shares isssued in the first quarter 2008, additional expense for difference between "Fair Value (Black Schooles)" and the market value of option shares issued					55,683					55,683

Adjust for market value when common stock was issued for options exercised and market value when common stock was sold					(145,828)		145,828			-

Change in comprehensive income (loss), three months ended 03/31/2008								828,111		828,111

Net loss for three months ended 03/31/2008									(2,044,803)	(2,044,803)

Balance, March 31, 2008	10,000,000	$10,000	596,246	$60	$18,447,131	$-	$(67,183)	$8,555	$(26,226,714)	$(7,828,151)

	The accompanying notes are an integral part of these consolidated financial statements

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,044,803)	$(1,243,212)
Adjustments to reconcile net loss
to net cash used in operating activities:
Minority interest in income	(11,578)	(2,622)
Depreciation and amortization expense	50,625	65,031
Abandonment of leasehold improvements	217,419	35,000
Preferred and common stock issued for services and
contractual agreements	113,281	-
Stock options issued	110,775	157,692
Derivative loss	3,750	-
Write down investment in marketable securities	785,285	-
Loss on sale of securities	44,179	-
Bad debt expense	50,000	-
Fixed assets impaired	62,348	-
Write down goodwill	32,732	-
Expense receivables from stockholders for sales
at values lower than values when stock was issued	-	434,410
Allowance for doubtful accounts receivable	-	(4,500)
Accretion of convertible debenture	-	11,712
Unrealized (gain) loss related to adjustment of derivative
to fair value of underlying security	-	41,766
Changes in operating assets and liabilities:
Receivables	(1,252)	7,578
Accounts receivable - related parties	(1,786)	9,000
Inventory	82,176	57,527
Prepaid expense	251,709	144,723
Accounts payable	134,698	(4,932)
Accounts payable - related parties	(9,556)	63,522
Accrued liabilities	134,234	122,938
Accrued liabilities - related parties	(74,645)
Net cash used in operating activities	(70,409)	(104,367)

CASH FLOWS FROM INVESTING ACTIVITIES

Sale of marketable securities	21,200	19,345
Purchase of marketable securities	(57,654)	(32,942)
Purchase of capital assets	(3,474)	(46,548)
Net cash provided by (used in) investing activities	(39,928)	(60,145)

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on long-term debt and capital lease obligations	$(28,699)	$(15,920)
Proceeds from note payable	547	$-
Pay off loan for land purchase	-	(57,000)
Principal payments on short-term debt	-	(25,000)
Principal payments on short-term debt - related party	-	(45,000)
Proceeds from issuing note payable - related party	-	30,000
Stock subscriptions receivable	101,480	321,741
New loan costs	-	(1,800)
Net cash provided by financing activities	73,328	207,021

NET DECREASE IN CASH AND CASH EQUIVALENTS	(37,009)	42,509

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	95,760	124,158

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,751	$166,667

SUPPLEMENTAL DISCLOSURE OF INFORMATION

CASH PAID FOR:

Interest	$33,500	$53,282

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Common stock issued for subscriptions receivable	$95,675	$656,830

Common stock issued to vendors applied on accounts payable	$-	$126,250

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Nexia Holdings, Inc. and Subsidiaries (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent annual consolidated financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-K. Operating results for the three months ended March 31, 2008 are not indicative of the results that may be expected for the year ending December 31, 2008 or for any other period.

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

FASB Statement No. 161, “Disclosures about Derivatives Instruments and Hedging Activities”, is an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 161”). In March 2008, the FASB issued SFAS No. 161, which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures stating how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. FAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  FAS 161 also encourages but does not require comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating whether the adoption of FAS 161 will have an impact on our financial statements.

NOTE 3 - BUSINESS CONDITIONS

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative losses from operations through March 31, 2008 of $26,226,714, has a working capital deficit of $2,206,242 and a stockholders’ deficit of $7,828,151 at March 31, 2008. In addition, the Company has defaulted on several of its liabilities, has closed two retail clothing stores, and has entered into agreements to sell two of its commercial real estate properties. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the three months ended March 31, 2008, the Company issued 402,350 shares (All shares are reflecting the post reverse split on 7-25-08) of common stock, valued at $220,450. Included are 339,500 of the above shares that were issued as option shares to employees with a value of $148,900 in exchange for services rendered. The Company had a decrease in its receivable from stockholders of $101,480 for the exercise price due to the Company from outstanding option shares. Nexia received $61,625 in cash for its receivable from stockholders. The Company recorded an expense of $145,828 from decreases in the receivable from stockholders in the first quarter of 2008. Nexia also recorded an adjustment of $3,048 to the receivable from stockholders for overpayments of the stock option price. The ending balance of stock subscriptions receivable at March 31, 2008 was $67,183.

NOTE 5 - RELATED PARTY TRANSACTIONS

In 2007, the President of the Company loaned $112,908 as a short-term, interest-free advance for the purchase of inventory and operational expenses which remains outstanding and is reported in accounts payable – related parties on the March 31, 2008 balance sheet.  In addition, $111,661 of accrued interest was owed to the President of the Company as of March 31, 2008 for interest earned on past related party loans and $295,458 on unpaid salaries included on the balance sheet under accrued interest – related parties and accrued liabilities.

NOTE 6 - INVESTMENT IN MARKETABLE EQUITY SECURITIES

The following is a summary of the Company's investment in available-for-sale secrities as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Equity securities, free trading:

Gross unrealized gains	$8,665	$2,227

Gross unrealized losses	(110)	(821,783)

Net unrealized loss	$8,555	$(819,556)

Fair market value	$230,600	$195,499

Change in the unrealized loss on available-for-sale securities during the three months ended March 31, 2008 is as follows:

Beginning balance	$(819,556)
Decrease in unrealized holding loss	828,111

Ending balance	$8,555

Change in the unrealized loss on available-for-sale securities during the three months ended March 31, 2008 is as follows:

The Company recognized an other-than-temporary loss on its investments during the three months ended March 31, 2007 and 2008 in the amount of $0 and $785,285, respectively. Gross realized losses of $44,179 from the sale of marketable securities during the three months ended March 31, 2008 that were based on the specific identification of the securities sold. Proceeds from the sale were $21,200.

NOTE 7 - INVENTORY

The Company calculates its inventory on a first-in, first-out basis. Below shows the inventory broken out by class:

	March 31,	December 31,
	2008	2007

Raw Materials	$-	$20,529

Work in Process	21,454	41,454

Finished Goods	237,817	271,698

Total Inventory	$259,271	$333,681

The Company determined that $75,000 worth of its inventory does not have a full realizable value when it will be sold and has reclassified that amount as cost of goods sold for the three months ended March 31, 2008.

NOTE 8 - SEGMENT INFORMATION

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

Summarized financial information concerning reportable segments is shown in the following table:

	Period
	Ended			Real Estate
	March 31,	Salon	Retail	& General	Total

Revenues	2008	$577,511	$177,909	$59,928	$815,348
	2007	424,863	267,978	45,933	738,774

Net income (loss) applicable to	2008	67,168	(580,186)	(1,531,785)	(2,044,803)
segment	2007	(20,350)	(252,061)	(929,214)	(1,201,625)

Total assets	March 31, 2008	548,191	(934,869)	4,554,657	4,167,979
(net of intercompany accounts)	December 31, 2007	465,608	(632,609)	5,012,486	4,845,485

NOTE 9 - LOSS ON DISPOSAL OF ASSETS

During the quarter ended March 31, 2008, two Black Chandelier stores, operated by Gold Fusion Laboratories, Inc., a wholly-owned subsidiary, were closed. The leasehold improvements at both store locations were expensed when abandoned. The schedule below shows the amounts that were expensed:

	Fashion Place,	Riverwods,
	Salt Lake City	Provo	Total

Cost of leasehold improvements	$191,746	$71,568	$263,314

Deposits Forfeited	549	2,895	3,444

Accumulated depreciation	(33,655)	(15,684)	(49,339)

Loss on abandonment	$158,640	$58,779	$217,419

NOTE 10 – IMPAIRMENT OF ASSETS

The Company performed an evaluation of its assets for impairment as of December 31, 2007 and March 31, 2008.  The Company determined that goodwill was impaired by $254,396 and $32,731, respectively, and leasehold improvements and equipment was impaired by $0 and $62,348, respectively.

NOTE 11 - NOTE PAYABLE – MARSHALL HOLDINGS INTERNATIONAL

The Company’s subsidiary, Diversified Holdings 1, Inc. (“DH1”), gave to Marshall Holdings International a $50,000 promissory note payable dated March 4, 2008.  The note carries an interest rate of 10%.  The monthly payment is $5,000 for 10 months to December 5, 2008.  One payment was made by March 31, 2008. The note is unsecured and has not been written off.

In exchange for the promissory note payable, DH1 received from Marshall a convertible debenture for $50,000 dated March 5, 2008.  The debenture carries an interest rate of 24%, and it is due in full by March 5, 2009.  The debenture can be converted into common stock any time 360 days following execution of the agreement. As of March 31, 2008, the debenture was considered uncollectible, and was written off to bad debt expense

NOTE 12 - SUBSEQUENT EVENTS

In April of 2008, the Company cancelled 30,000 shares of Series C convertible preferred stock that were issued during 2007. The shares were issued to an individual for compensation of future services. Upon termination of employment the unvested shares were voluntarily returned for which no compensation was given.

Subsequent to March 31, 2008, the Company issued 925,150 shares (post reverse stock split 7-25-08) of common stock under its 2008 benefit plan as follows:

Issuance of 105,000, common shares for options exercised - issued to four contractors for services. Issuance of 730,150 common shares for options exercised shares - issued to ten employees for past services. Issuance of 50,000 common shares for options exercised - issued to two consultants for past services. Issuance of 40,000 straight common shares – issued to a contractor for past services rendered.

The Company has also issued an additional 959,750 shares of common stock from conversions of Series C Preferred stock from March 31, 2008 through August 4, 2008. There was an additional 888 shares added for fractional shares rounded up as a result of the reverse stock split.

Nexia Holdings, Inc. issued a board resolution dated July 2, 2008 authorizing a one post reverse share for one thousand pre-reverse shares in a stock split to be effective on July 25, 2008. The Company’s Common Stock with a par value of $0.0001 will retain the number of authorized shares of Common Stock at 5,500,000,000. There were 2,362,995,732 shares of common stock outstanding on the date of the reverse stock split. The financial statements have been restated on a retro-active basis for the effect of the reverse stock split for all periods presented. The following table shows the before and after the reverse stock split numbers:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Cautionary Statement Regarding Forward-Looking Statements

The information herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of Nexia to continue its business strategy, changes in the real estate markets, labor and employee benefits, as well as general market conditions, competition, and pricing. Although Nexia believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in the Form 10-Q will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by Nexia or any other person that the objectives and plans of Nexia will be achieved.

General

Nexia's current operations consist of three principal areas: (1) operation of the design and retail operations of Black Chandelier fashion lines through the Company’s subsidiary Gold Fusion Laboratories, Inc. (GFL); (2) the operation of the Landis Lifestyle Salon through Nexia’s ownership interest in Landis, LLC and Newby Salons, LLC and (3) the acquisition, leasing and selling of real estate. The following discussion examines Nexia's financial condition as a result of operations for the three month period ended March 31, 2008 and compares those results with the comparable periods in 2007.

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

Net losses for Gold Fusion operations were $580,186 for the three month period ended March 31, 2008 compared to $252,061 for the same period in 2007.  The increase in losses for the first quarter of 2008 compared with 2007 was $328,125 or 130%, and was due to a large decrease in sales at all locations. The Company felt that they needed to close two of the stores to reduce further losses.

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

Nexia had a net loss from real estate operations of $8,985 for the three months ended March 31, 2008, compared to a loss of $33,269 for the comparable period in 2007. The decrease in the three month losses of $24,284, or 73%, is attributable to the additional income that was generated by increased rents, a new tenant in the Downtown building, and reduction in depreciation for the properties held for sale.

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

Operating Losses

Nexia recorded operating losses of $963,540 for the three month period ended March 31, 2008, compared to losses of $1,431,795 for the comparable period in the year 2007. The decrease in three month operating losses of $468,255, or 33%, was the result of reducing the amount of outside services being paid for with stock, reduction in Company stock promotion, reduced payroll expenses and property rental from closing two locations of the Black Chandelier operations.

Net Loss

Nexia recorded net losses of $2,044,803 for the three month period ended March 31, 2008, as compared to net losses of $1,201,625 for the comparable period in 2007. The increase in the three month net losses of $843,178, or 70%, compared to the same period in 2007, reported above. The three main reasons for the increased losses were from losses on marketable securities and losses from impairment and disposal of assets.

Nexia may not operate at a profit through fiscal 2008. Since Nexia's activities are tied to its ability to operate its retail and salon operations and real estate properties at a profit, future profitability or its revenue growth tends to follow changes in the markets for these activities. There can be no guarantee that profitability or revenue growth can be realized in the future.

Expenses

General and administrative expenses for the three month period ended March 31, 2008, were $949,038 compared to $1,470,964 for the same period in 2007. The decrease in three month expenses of $521,926, or 35%, was due primarily from reducing the amount of outside services being paid for with stock, reduction in Company stock promotion, reduced payroll expenses and property rental from closing two locations of the Black Chandelier operations.

Depreciation and amortization expenses for the three months ended March 31, 2008, were $50,625 compared to $51,902 for same period in 2007. The decrease in the three month expense of $1,277, or 2%, was attributable two properties are being held for sales and did not receive any depreciation in the first quarter of 2008.

Capital Resources and Liquidity

On March 31, 2008, Nexia had current assets of $711,170 and $4,167,979 in total assets compared to current assets of $1,036,555 and total assets of $4,845,485 as of December 31, 2007. Nexia had net working capital deficit of $2,206,242 at March 31, 2008, as compared to a net working capital deficit of $1,694,448 at December 31, 2007. The increase in working capital deficit of $511,794 is due primarily from increases in accounts payable, accrued interest, and a reduction in prepaid expenses.

Cash used by operating activities was $70,409 for the three months ended March 31, 2008, compared to cash used by operating activities of $104,367 for the comparable three month period in 2007. The decrease in cash used of $33,958 was attributable mostly to the increases in accrued liabilities, accounts payable, and prepaid expenses for March 31, 2008 compared to the same period for 2007. There was also a large write-down of marketable securities during the first three months of 2008.

Net cash used by investing in activities was $39,928 for the three months ended March 31, 2008, compared to net cash used by investing activities of $60,145 for the three months ended March 31, 2007. The decrease of cash used in the sum of $20,217 was attributable primarily to less capital assets being purchased during the first quarter of 2008.

Cash provided by financing activities was $73,328 for the three months ended March 31, 2008, compared to cash provided of $207,021 for the three months ended March 31, 2007. The decrease of $133,693 was due primarily to a larger receipt of stock subscriptions receivable during the first quarter of 2007.

Nexia may experience occasional cash flow shortages due to debt service on real estate holdings and willingness to acquire properties with negative cash flow. To cover these shortages, Nexia may need to issue shares of its common stock in payment for services rendered. The Company is currently experiencing challenges with regard to cash flows. We are looking at several options to improve this situation, including having signed for an equity line of credit with Dutchess Private Equities Fund.  The agreement with Dutchess provides that, following notice to Dutchess, Nexia may put to Dutchess up to $10 million in shares of our common stock for a purchase price equal to 95% of the lowest closing best bid price on the Over-the-Counter (“OTC”) Bulletin Board of our common stock during the five day period following that notice.  The number of shares that we will be permitted to put pursuant to the agreement will be either:  (a) 200% of the average daily volume of our common stock for the ten trading days prior to the applicable put notice, multiplied by the average of the three daily closing “best bid” prices immediately preceding the day we issue the put, or (b) $100,000; provided that in no event will the put amount be more than $1,000,000 with respect to any single put.  (Best Bid is a defined term in the agreement as the highest posted bid price for the common stock.)  In turn, Dutchess has indicated that it will resell the shares of common stock in the open market, resell our shares to other investors through negotiated transactions or hold our shares in its portfolio.  These shares are made the subject of an S-1 Registration Statement that has not yet been declared effective and for which the Company is currently drafting an S1-1 amendment.

Stock and Options To Employees and Contractors

Nexia’s subsidiary, Diversified Holdings I, Inc. relied on the issuance of Nexia stock under Nexia’s S-8 Registration Statement and 2008 Employee Benefit Plan for a large portion of employee salary payments during the first quarter of 2008. During the three month period ended March 31, 2008, the Company issued, pursuant to S-8 Registration Statements, 339,500 shares (post reverse stock split 7-25-08) as compensation to ten persons in exchange for services provided to the Company.  These services/shares were valued at $148,900 and have been expensed in the current period.  If the Company’s stock is sold for less than when it was issued, there will be an additional expense. If the stock is sold for more than when it was issued, there will not be an additional expense. The differences in values of the services/shares in future periods may be higher or lower than the $145,828 due to the shares being sold at a lower or higher price.

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

 As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s internal control, disclosure controls, and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were a number of adjusting entries initiated by the Company after the auditors’ field work was completed.  This is evidence of material deficiencies in the Company’s disclosure controls and procedures.  The Company also performed procedures in completing these financial statements for the period ended March 31, 2008 to ensure that the amounts and disclosures included were fairly presented in all material respects in accordance with GAAP.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

In conclusion management has found a material weakness in its internal controls and procedures. On July 23, 2008 Hansen, Barnett & Maxwell has advised management that the internal controls necessary for the Company to develop reliable financial statements do not exist. Management’s goals are to make the changes stated above, along with others that management may find necessary, and to complete a written, comprehensive document on our internal control and management procedures.

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

ITEM 3 DEFAULTS UPON SERIOR SECURITTIES

None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

 None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. Exhibits required to be attached by Item 601 are listed in the Index to Exhibits on page 27 of this Form 10-Q, and are incorporated herein by this reference.

(b)	Reports on Form 8-K During the period covered by this report, Nexia filed 1 Form 8-K report.
1.	On February 12, 2008, the Company filed a form 8-K reporting on the closing of two retail stores by the fashion subsidiary of the Company.

Subsequent to the end of the quarter ended June 30, 2007, Nexia has filed 1 Form 8-K reports

1.	On May 1, 2008, the Company filed a form 8-K reporting on the reorganization of its salon business and the transfer of ownerships in Landis Salons, Inc. and Newby Salons, LLC to Green Endeavors, Ltd.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 4st day of August, 2008.

Date: August 4, 2008

                              Nexia Holdings, Inc.

                              By:

/s/ Richard Surber
Richard Surber
President and Director

INDEX OF EXHIBITS
Exhibit No.	Exhibit Page Description No.
3(i)(a)	* Articles of Incorporation of the Company in Colorado, 1987. (Incorporated by reference to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).
3(i)(b)	* Articles of Amendment to change the name of the Company. (Incorporated by reference to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).
3(i)(c)	*
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