Form 10-Q
period 2008-06-30
NEXIA HOLDINGS INC
filed 2008-08-19
CIK 833209

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 FORM 10-Q

  (Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.

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
 Yes X  No

Indicate by check mark whether the registrant is a shell company.     Yes  [    ]     No  [ X ]

The number of outstanding shares of the issuer's common stock, $0.0001 par value, as of August 19, 2008 was 41,416,322.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS………………………………….…….…….…….…….……..................................................................................	3
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS…..…….…….…….…….……..........................................................................................	13
ITEM 3. CONTROLS AND PROCEDURES……………………...…….…….…….…….…….…….................................................................................	15
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS………………………………...…….…….…….…….…….……..................................................................................	16
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS …….……...........................................................................	16
ITEM 3. DEFAULTS UPON SENIOR SECURITTIES.....................................................................................................................................................	16
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................................................................................	16
ITEM 5. OTHER INFORMATION………………………………...........…….…….…….…….…….…….........................................................................	16
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K………………….…….…….…….……........……..........................................................................	16
SIGNATURES……………………………………………………..…….…….…….…….…….........……..........................................................................	17
INDEX TO EXHIBITS…………………………………………….........…….…….…….…….…….……..........................................................................	18

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

Our consolidated financial statements are attached hereto as pages 5 through 10 and are incorporated herein by this reference.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Condensed Consolidated Balance Sheets - June 30, 2008 and December 31, 2007
(Unaudited)	5

Condensed Consolidated Statements of Operations and Comprehensive Loss
for the Three and Six Months Ended June 30, 2008 and 2007 (Unaudited)	7

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2008 and 2007 (Unaudited)	9

Notes to Condensed Consolidated Financial Statements (Unaudited)	11

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
ASSETS	2008	2007

CURRENT ASSETS

Cash	$ 23,181	$ 95,760
Investment in marketable equity securities - available for sale	193,818	195,499
Trade accounts receivable, net of allowance for
doubtful accounts of $91,036 and $91,036, respectively	20,708	50,343
Accounts receivable - related parties	1,058	2,166
Accounts receivable - contingency	-	17,822
Inventory	130,819	333,681
Prepaid expenses	208,036	341,284
TOTAL CURRENT ASSETS	577,620	1,036,555

PROPERTY AND EQUIPMENT

Property and equipment, net of $844,925 and $807,933
accumulated depreciation, respectively	1,608,150	1,989,588
Land	181,945	181,945
Property, net - held for sale	1,362,950	1,362,950

TOTAL NET PROPERTY AND EQUIPMENT	3,153,045	3,534,483

OTHER ASSETS

Goodwill	135,088	227,681
Loan costs, net	43,460	45,386
Trademarks	1,380	1,380

TOTAL OTHER ASSETS	179,928	274,447

TOTAL ASSETS	$ 3,910,593	$ 4,845,485

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Continued)
(Unaudited)

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS' DEFICIT	2008	2007

CURRENT LIABILITIES
Accounts payable	$ 781,288	$ 640,142
Accounts payable - related parties	118,776	127,512
Accrued liabilities	1,060,865	757,201
Accrued interest - related parties	126,932	186,306
Refundable deposits	17,847	17,414
Current maturities of long-term debt	802,159	812,818
Current maturities of long-term debt - related parties	239,610	189,610

TOTAL CURRENT LIABILITIES	3,147,477	2,731,003

LONG-TERM LIABILTIES
Series A convertible preferred stock - $0.001 par value; 10,000,000 shares authorized - 200,000 shares outstanding - liquidation value
$2,000,000	2,000,000	2,000,000
Series C convertible preferred stock - $0.001 par value; 5,000,000 shares authorized - 832,225 shares outstanding - liquidation value
$4,406,560	4,406,560	4,161,125
Long-term debt	2,277,949	2,314,520
Long-term debt - related parties	280,000	330,000

TOTAL LONG-TERM LIABILITIES	8,964,509	8,805,645

TOTAL LIABILITIES	12,111,986	11,536,648

MINORITY INTEREST	174,568	178,951

STOCKHOLDERS' DEFICIT
Series B preferred stock - $0.001 par value; 10,000,000
shares authorized; 10,000,000 shares outstanding	10,000	10,000
Undesignated preferred stock - $0.001 par value;
25,000,000 shares authorized; no shares outstanding	-	-
Common stock - $0.0001 par value; 5,500,000,000 shares
authorized; 2,323,734 shares and 149,774 shares
outstanding, respectively	232	15
Additional paid-in capital	18,705,634	18,290,001
Receivable from stockholders	(69,344)	(168,663)
Accumulated other comprehensive loss	(2,231)	(819,556)
Accumulated deficit	(27,020,252)	(24,181,911)

Total Stockholders’ Deficit	(8,375,961)	(6,870,114)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$ 3,910,593	$ 4,845,485

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

REVENUE
Sales - Salon and Retail	$ 637,229	$ 693,213	$ 1,392,649	$ 1,386,054
Rental revenue	43,210	46,397	103,138	92,330

TOTAL REVENUE	680,439	739,610	1,495,787	1,478,384

COST OF REVENUE
Cost of sales - Salon and Retail	354,977	361,724	733,715	772,446
Cost associated with rental revenue	54,853	66,412	99,524	88,984
Depreciation and amortization on rentals	15,055	21,347	28,807	45,779

TOTAL COST OF REVENUE	424,885	449,483	862,046	907,209

GROSS INCOME	255,554	290,127	633,741	571,175

EXPENSES
General and administrative expense	752,787	901,392	1,711,730	2,372,357
Consulting fees	64,196	61,237	302,012	234,180
Depreciation and amortization expense	22,561	32,386	59,434	59,856
Interest expense associated with rental revenue	37,520	37,388	75,741	78,854
Loss on impairment of assets	59,861	-	154,940	-

TOTAL EXPENSES	936,925	1,032,403	2,303,857	2,745,247

OPERATING LOSS	(681,371)	(742,276)	(1,670,116)	(2,174,072)

OTHER INCOME (EXPENSE)
Derivative loss related to Series A and C convertible preferred stock	-	-	(3,750)	-
Bad debt expense - convertible debenture	-	-	(50,000)	-
Interest expense	(61,933)	(107,895)	(116,503)	(178,369)
Interest expense - accretion of debt	-	(10,713)	-	(21,426)
Gain/(loss) on marketable securities	(14,835)	(4,746)	(844,299)	295,727
Income from litigation settlement	-	-	60,000	-
Loss on disposal of assets	847	(250)	(216,572)	(250)
Other income	4,920	2,945	7,282	12,392

TOTAL OTHER INCOME (EXPENSE)	(71,001)	(120,659)	(1,163,842)	108,074

NET LOSS BEFORE MINORITY INTEREST	(752,372)	(862,935)	(2,833,958)	(2,065,998)

MINORITY INTEREST IN INCOME	(15,961)	(5,449)	(4,383)	(2,834)

NET LOSS	$ (768,333)	$ (868,384)	$(2,838,341)	$(2,068,832)

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss (Continued)
(Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

BASIC LOSS PER COMMON SHARE	$ (0.81)	$ (48.84)	$ (3.53)	$ (144.73)

BASIC WEIGHTED-AVERAGE COMMON SHARES
OUTSTANDING	942,846	17,781	803,120	14,294

COMPREHENSIVE LOSS

Net Loss	$ (768,333)	$ (868,384)	$ (2,838,341)	$ (2,068,832)
Change in unrealized value of marketable securities	(10,786)	21,710	(831,695)	208,678
Reclassification adjustment for permanent loss on
marketable securities included in net loss	-	-	829,464	-

Comprehensive Loss	$ (779,119)	$ (846,674)	$ (2,840,572)	$ (1,860,154)

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,838,341)	$(2,068,832)
Adjustments to reconcile net loss
to net cash used in operating activities:
Minority interest in income	(4,383)	(611)
Depreciation and amortization expense	88,241	107,101
Abandonment of leasehold improvements	232,385	-
Preferred and common stock issued for services and
contractual agreements	149,197	298,220
Stock options issued	248,232	-
Amortization of issued Series C preferred shares
on an as if converted basis	284,375	-
Loss on sale of marketable securities	59,014	-
Write down investment in marketable securities	785,285	-
Convertible debt terminated	50,000	-
Fixed assets impaired	62,348	-
Write down goodwill	92,593	-
Depreciation expense capitalized in inventory	-	24,979
Loss on disposal of assets	-	11
Expense receivables from stockholders for sales
at values lower than values when stock was issued	-	540,862
Allowance for doubtful accounts receivable	-	(12,696)
	-
Changes in operating assets and liabilities:
Receivables	445	10,083
Accounts receivable - related parties	1,108	38,281
Inventory	202,862	134,128
Prepaid expense	93,248	226,359
Accounts payable	138,531	109,667
Accounts payable - related parties	(8,736)	97,120
Accrued liabilities	303,664	98,176
Accrued liabilities - related parties	(59,374)
Net cash used in operating activities	(119,306)	(397,152)

CASH FLOWS FROM INVESTING ACTIVITIES

Sale of marketable securities	32,361	25,991
Purchase of marketable securities	(57,654)	(33,072)
Purchase of capital assets	(27,194)	(202,164)
Disposal of capital assets	17,858	-
Net cash used in investing activities	(34,629)	(209,245)

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on long-term debt and capital lease obligations	$(45,452)	$(176,579)
Proceeds from notes payable	12,960	197,672
Proceeds from issuing Series C preferred stock	25,000	-
Proceeds from stock subscriptions	88,848	567,603
Net cash provided by financing activities	81,356	588,696

NET DECREASE IN CASH AND CASH EQUIVALENTS	(72,579)	(17,701)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	95,760	124,158

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,181	$106,457

SUPPLEMENTAL DISCLOSURE OF INFORMATION

CASH PAID FOR:

Interest	$33,500	$90,092

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Common stock issued for subscriptions receivable	$248,232	$960,129
Common stock issued to vendors applied on accounts payable	-	$143,250
Stock sales at values lower than stock issue values	-	$540,862
Conversion debenture to common stock	-	$27,300

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Nexia Holdings, Inc. and Subsidiaries (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent annual consolidated financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2008 are not indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159) - In February 2007, the FASB issued Statement No. 159. FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our future financial statements, if we elect to adopt it.

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

NOTE 3 – GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative losses from operations through June 30, 2008 of $27,020,252, has a working capital deficit of $2,569,857 and a stockholders’ deficit of $8,375,961 at June 30, 2008. In addition, the Company has defaulted on several of its liabilities, has closed three retail clothing stores, and has entered into agreements to sell one of its commercial real estate properties. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Primarily, revenues have not been sufficient to cover the Company’s operating costs. Management’s plans to enable the Company to continue as a going concern include the following:

•	Increase retail sales of existing Landis Salons, Inc. and Style Perfect
•	Acquire existing revenue producing salons for equity in the Company
•	Using stock and option-based compensation to cover payroll and other permissible labor costs
•	Raise capital through the Company’s equity line of credit upon the effectiveness of a pending S-1 Registration Statement
•           Increasing revenues from rental properties by implementing new marketing programs
•	Making certain improvements to certain rental properties in order to make them more marketable
•	Reduce expenses through consolidating or disposing of certain subsidiary companies
•	Convert certain debt into shares of the Company’s common stock
•	Purchasing revenue producing real estate
•	Implement a major marketing campaign to sell our products online at www.blackchandelier.com

There can be no assurance that the Company can or will be successful in implementing any of its plans or that it will be successful in enabling the Company to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

NOTE 4 - COMMON STOCK

The Company has issued options to purchase Common Stock and non-option shares to employees and outside contractors for services during the years 2008 and 2007.  The majority of stock issued is from the exercise of stock options. Options are issued with either a “floating” exercise price, usually set at 50% of the market price on the sale date, or the options are granted with a fixed price set by the Board of Directors when the option is granted to the recipient.  The floating exercise price is determined when the employee or service provider finalizes the exercise of the option by a sale of the shares underlying the option or pays the exercise price. In accordance with SFAS No. 123 (R), options issued to employees are valued using the Black-Scholes model. The value of common shares that are issued for services is based on the fair value of the common stock on the date of issuance.

During the six months ended June 30, 2008, the Company issued 1,287,350 shares of common stock, pursuant to the Company’s S-8 Registration Statement, valued at $1,075,450. 1,059,500 of these shares were issued as option shares to employees with a value of $1,005,450 in exchange for services rendered.  The Company had a decrease in its receivable from stockholders of $99,319 for the exercise price due to the Company from outstanding option shares. Nexia received $88,848 in cash for its receivable from stockholders. The Company reduced paid in capital by $167,345 for stock subscription receivable adjustment in the first six months of 2008. Nexia also recorded an adjustment of $2,199 to the receivable from stockholders for overpayments of the stock option price. The ending balance of stock subscriptions receivable at June 30, 2008 was $69,344.

NOTE 5 - RELATED PARTY TRANSACTIONS

In 2007 and 2008, the President of the Company loaned $118,776 as a short-term, interest-free advance for the purchase of inventory and operational expenses which remains outstanding as of June 30, 2008.  In addition, $126,932 of accrued interest was owed to the President of the Company as of June 30, 2008 for interest earned on past related party loans and $341,612 on unpaid salaries. There are notes owed to the President of the Company totaling $519,610.

NOTE 6 - INVESTMENT IN MARKETABLE EQUITY SECURITIES

The following is a summary of the Company's investment in available-for-sale securities as of June 30, 2008 and December 31, 2007:

		June 30,	December 31,
		2008	2007
Equity securities, free trading:

Gross unrealized gains		$1,335	$2,227

Gross unrealized losses		(3,566)	(821,783)

Net unrealized loss		$(2,231)	$(819,556)

Fair market value		$193,818	$195,499

Change in the unrealized loss on available-for-sale securities during the six months ended June 30, 2008 is as follows:

	Beginning balance	$(819,556)
	Decrease in unrealized holding loss	817,325

	Ending balance	$(2,231)

The Company recognized a other-than-temporary loss on its investments during the six months ended June 30, 2007 and 2008 in the amount of $0 and $785,285, respectively. Gross realized losses were $59,014 from the sale of marketable securities during the six months ended June 30, 2008 that was based on the specific identification of the securities sold. Proceeds from the sales were $32,361.

NOTE 7 - INVENTORY

The Company calculates its inventory on a first-in, first-out basis. Below shows the inventory broken out by class:

	June 30,	December 31,
	2008	2007

Raw Materials	$ -	$ 20,529

Work in Process	-	41,454

Finished Goods	130,819	271,698

Total Inventory	$ 130,819	$ 333,681

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

Summarized financial information concerning reportable segments is shown in the following table:

	Period
	Ended			Real Estate
	June 30,	Salon	Retail	& General	Total

Revenues	2008	$1,120,732	$271,917	$103,138	$1,495,787
	2007	899,999	486,055	92,330	1,478,384

Net income (loss) applicable to	2008	86,770	(747,197)	(2,177,914)	(2,838,341)
segment		(8,942)	(532,315)	(1,527,575)	(2,068,832)

Total assets	June 30, 2008	542,538	(1,076,023)	4,444,078	3,910,593
(net of intercompany accounts)	December 31, 2007	427,594	391,841	4,026,050	4,845,485

NOTE 9 – INTERCOMPANY RESTRUCTURING

On April 24, 2008, a Board resolution approved a stock transfer agreement with Green Endeavors, Ltd (“Green Endeavors”), a 90% owned subsidiary of the Company, where the Company and its wholly-owned subsidiary, Diversified Holdings I, Inc., would each sell their holdings in Landis Salons, Inc. and Newby Salon LLC in exchange for an 8% Series A Senior Subordinated Convertible Debenture with a face amount of $3,000,000.  The Board has been informed and approved the price for the 85% interest in Landis Salons, Inc. and the 100% interest in Newby Salon, LLC as fair and reasonable. The Company plans for Green Endeavor to become traded on the Over The Counter Bulletin Board. The Company may also spin off Green Endeavors on a pro-rata basis to the holders of Nexia’s common stock.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to June 30, 2008, the Company issued 158,388 shares (post reverse stock split 7-25-08) of common stock under its 2008 benefit plan as follows:

Issuance of 40,150 common shares for options exercised shares - issued to one employee for past services.

The Company has also issued an additional 118,150 shares of common stock from conversions of Series C Preferred stock from June 30, 2008 through August 19, 2008. There were an additional 888 shares added for fractional shares rounded up as a result of the reverse stock split.

Nexia Holdings, Inc. through a board resolution dated July 2, 2008 authorized a one for one thousand reverse stock split to be effective on July 25, 2008. The Company’s Common Stock with a par value of $0.0001 will retain the number of authorized shares of Common Stock at 5,500,000,000. There were 2,362,995,732 shares of common stock outstanding on the date of the reverse stock split. As of August 14, 2008 there were 2,482,922 shares outstanding.

On August 14, 2008 the board of directors authorized the issuance of  38,600,000 shares to Diversified Holdings X, Inc., a related party for payment in full for a note and accrued interest in the amount of $ 385,728 owed by Gold Fusion.

On August 14, 2008 the board of directors authoized the issuance of 333,400 shares of restricted common stock for consulting services.

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

General

Nexia's current operations consist of three principal areas: (1) operation of the design and retail operations of Black Chandelier fashion lines through the Company’s subsidiary Style Perfect, Inc. (SPI); (2) the operation of the Landis Lifestyle Salon through Nexia’s ownership interest in Green Endeavors, Ltd. (GRNE) which holds an 85% ownership interest in Landis Salons, Inc. and 100% ownership of Newby Salon, LLC and (3) the acquisition, leasing and selling of real estate. The following discussion examines Nexia's financial condition as a result of operations for the three and six month period ended June 30, 2008 and compares those results with the comparable periods in 2007.

Style Perfect Retail Operations

During the second quarter of 2008 Nexia Holdings, Inc. exercised its secured interest in the assets of Gold Fusion Laboratories, Inc. and took possession of all known assets, including inventory, production equipment and all store fixtures and accessories.  The two remaining retail locations of Gold Fusion remained in operation and all operations were assigned by Nexia to a new subsidiary corporation named Style Perfect, Inc.  The Trolley Square location was closed recently and only the Gateway store remains in operation as a physical location. The online operations and the retail store are both operating under the trade name of Black Chandelier.

Black Chandelier operations as of June 30, 2008 include one retail outlet operated under the Black Chandelier label, the Gateway shopping center (Salt Lake City, Utah), as well as the online shopping site, www.blackchandelier.com.

Gold Fusion/Style Perfect combined had sales of $94,008 and $271,917 during the three and six months ended June 30, 2008 compared to Gold Fusion revenues of $218,077 and $486,055 for the same periods in 2007. The decrease in the three and six month revenues of $124,069 and $214,138, or 57%, 44% respectively, was created from the two stores that were closed in the first quarter and an additional store closed in the second quarter of 2008.

Net losses for Gold Fusion/Style Perfect combined operations were $167,011 and $747,197 for the three and six month periods ended June 30, 2008 compared to Gold Fusion net losses of $280,254 and $532,315 for the same periods in 2007.  The decrease in losses for the three months ended June 30, 2008 compared with the same period in 2007 was $113,243 or 40%, was due to four store locations in operation during 2007 and only two stores operating in 2008. One of the stores operating in 2008 was closed in the first part of June. The Company closed three of the stores to further reduce losses. The increase in losses for the six months ended June 30, 2008 compared to 2007 of the same period of $214,882, or 40%, was caused by the write-down of property and equipment and inventory during the first quarter of 2008.

Black Chandelier is a lifestyle company that produces clothing, candles and active wear.  The mission of Black Chandelier is to offer products designed with deliberateness and wild inspiration that indulge an individual’s innate drive to be unique.  The overarching concept is to provide the consumer with an affordable alternative to “mass-market” offerings by extending a product that conveys a sense of eccentricity that stands apart in quality, style and price, from most of the homogenous fare being offered consumers by the mainstream apparel market.  The clothing items are produced in small runs keeping merchandise offered in the stores fresh. Style Perfect is in the process of retooling its product lines and has recently hired a new designer to assist in the redesign of certain products.

Landis Salon Operations

Nexia currently owns 85% of Landis, Inc. (“Landis”).  In November 2005, the Company acquired a 20% equity interest in Landis for a $100,000 cash payment.  Landis operates an AvedaTM Lifestyle salon that features AvedaTM products for retail sale. During the second quarter of 2008, Nexia transferred the ownership of Landis Salons, Inc. to Green Endeavors, Ltd., a majority owned subsidiary of Nexia.

Landis Salon has two locations, one in Salt Lake City, Utah and the other in Bountiful, Utah. They reported revenue of $543,221 and $1,120,732 during the three and six months ended June 30, 2008 compared to $475,136 and $899,999 for the same period in 2007. The increase in revenue for the three and six months ended June 30, 2008 compared to 2007 of $68,085 and $220,733, or 14% and 25%, came from the growth in customer base at the Salt Lake City location and the addition of a new store in Bountiful in the second half of 2007.

Net income for Landis operations was $19,602 and $86,770 for the three and six month periods ended June 30, 2008 compared to net income of $29,292 for the same three month period and a loss of $8,942 for the same six month period in 2007. The decrease in income for the six months ended June 30, 2008 compared to the same period of 2007 was $9,690, or 33% because the additional salon that is in 2008 has had losses. The increase in income for the six months ended June 30, 2008 compared with 2007 was $95,712 or 1,070%, due to increased sales at the Salt Lake location and better control over both locations’ operating expenses.

Additional information on the Landis Salon can be found on its website at www.landissalons.net.

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

Nexia recorded rental revenues of $43,210 and $103,138 for the three and six months ended June 30, 2008 as compared to $46,397 and $92,330 for the comparable period in 2007. The decrease in the three month rental revenue of $3,187 or 7% was due to the loss of the only tenant at the Kearns Building at the end of March. The increase in the six month rental revenue of $10,808 or 12% was generated from a new tenant in the Downtown Building.

Nexia had net losses from real estate operations of $25,420 and $34,405 for the three and six months ended June 30, 2008, compared to losses of $28,028 and $61,297 for the comparable periods in 2007. The decrease in the three and six month losses of $2,608 and $26,892, or 9% and 44%, is attributable to the additional income that was generated by increased rents, a new tenant in the Downtown building, and reduction in depreciation for the properties held for sale.

Nexia will continue efforts to improve profitability and cash flow by working to increase occupancy and rental income from those properties currently held and to seek new investment opportunities as they can be located and evaluated. Accordingly, Nexia hopes to not only minimize any real estate cash flow deficit, but also generate sufficient cash to record a substantial profit upon property disposition. Downtown Development currently has the Downtown building under contract to be sold. A contract to sell the Kearns building did not close. The mortgage on the Kearns building is currently in default. The Company is working on some funds to bring the mortgage payments current and to continue to try to sell the building.

Company Operations as a Whole:

Revenue

Gross revenues for the three and six month periods ended June 30, 2008, was $680,439 and $1,495,787 as compared to $739,610 and $1,478,384 for the same periods in 2007. The decrease in the three months ended June 30, 2008 compared with the same period in 2007 of $59,171, or 8% is due to a tenant leaving one of our buildings at the end of March and the closing of three retail stores in the first six months of 2008. The increase in the six month revenues of $17,403, or 1%, is due to an additional salon location and a new tenant at one of the buildings.

Operating Losses

Nexia recorded operating losses of $681,371 and $1,670,116 for the three and six month periods ended June 30, 2008, compared to losses of $742,276 and $2,174,072 for the comparable periods in the year 2007. The decreases in three and six month operating losses of $60,905 and $503,956, or 8% and 23%, was the result of reducing the amount of outside services being paid for with stock, reduction in promotional services, reduced payroll expenses and reduction in expenses from closing three locations of the Black Chandelier stores.

Net Loss

Nexia recorded net losses of $768,333 and $2,838,341 for the three and six month periods ended June 30, 2008, as compared to net losses of $868,384 and $2,068,832 for the comparable periods in 2007. The decrease in the three month net losses of $100,051, or 5%, compared to the same period in 2007. The reduction came from the reduced expenses in payroll and reduction in expenses from closing three Black Chandelier stores and decrease in promotional services. The increase in losses for the six months ended June 30, 2008 was $769,509, or 37%, compared to the same period in 2007. This increase was created by the realized nonrecurring loss in marketable equity securities during the first quarter of 2008.

Nexia may not operate at a profit through fiscal 2008. Since Nexia's activities are tied to its ability to operate its retail and salon operations and real estate properties at a profit, future profitability or its revenue growth tends to follow changes in the markets for these activities. There can be no guarantee that profitability or revenue growth can be realized in the future.

Expenses

General and administrative expenses for the three and six month periods ended June 30, 2008, were $752,787 and $1,711,730 compared to $901,392 and $2,372,357 for the same periods in 2007. The decrease in three and six month expenses of $148,605 and $660,627, or 20% and 28%, was due primarily from reducing the amount of outside services being paid for with stock, reduction in promotional costs, reduced payroll expenses and a decrease in cost from closing three Black Chandelier stores.

Depreciation and amortization expenses for the three and six months ended June 30, 2008, were $37,616 and $88,241 compared to $53,733 and $105,635 for same periods in 2007. The decreases in the three and six month expenses of $16,117 and $17,394, or 30% and 16%, was attributable to two properties that are being held for sales and did not receive any depreciation in the first six months of 2008. There were also some write-downs of property and equipment values at March 31, 2008.

Capital Resources and Liquidity

On June 30, 2008, Nexia had current assets of $577,620 and $3,910,593 in total assets compared to current assets of $1,036,555 and total assets of $4,845,485 as of December 31, 2007. Nexia had net working capital deficit of $2,569,857 at June 30, 2008, as compared to a net working capital deficit of $1,694,448 at December 31, 2007. The increase in working capital deficit of $875,409 is due primarily from increases in accounts payable, accrued liabilities, and a reduction in prepaid expenses, inventory, and cash.

Cash used by operating activities was $119,306 for the six months ended June 30, 2008, compared to cash used by operating activities of $397,152 for the comparable six month period in 2007. The decrease in cash used of $277,846 was attributable mostly to a larger net loss of $769,509, offset by a non-recurring marketable securities writedown of $785,285 and the issuance of stock options expensed in the amount of $248,232.

Net cash used in investing activities was $34,629 for the six months ended June 30, 2008, compared to net cash used by investing activities of $209,245 for the six months ended June 30, 2007. The decrease of cash used in the sum of $174,616 was attributable primarily to the decrease in purchases of capital assets for the first six months of 2008 compared to the same period of 2007. There was also a disposal of capital assets in 2008, while there were none in 2007.

Cash provided by financing activities was $81,356 for the six months ended June 30, 2008, compared to cash provided of $588,696 for the six months ended June 30, 2007. The decrease of $507,340 was due primarily to larger proceeds from stock subscriptions during the first half of 2007. There were also more proceeds from notes payable during 2007.

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

Stock and Options To Employees and Contractors

Nexia’s subsidiary, Diversified Holdings 1, Inc., relied on the issuance of Nexia common stock, under Nexia’s S-8 Registration Statements and 2008 Employee Benefit Plan, for a large portion of employee salary and contractor payments during the six months ended June 30, 2008.  The Company issued, pursuant to S-8 Registration Statements, 1,287,350 shares as compensation to ten persons in exchange for services provided to the Company.  The total number of common shares issued was 2,173,300.  The value of these services expensed during the six months ended June 30, 2008 was $255,332.  If the Company stock is sold for more than the value when issued, paid-in capital will be increased.  If the Company stock is sold for less than the value when issued, paid-in capital will be reduced.

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

 As of the end of the quarter covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s internal control, disclosure controls, and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were a number of adjusting entries initiated by the Company after the auditors’ field work was completed.  This is evidence of material deficiencies in the Company’s disclosure controls and procedures.  The Company also performed procedures in completing these financial statements for the period ended June 30, 2008 to ensure that the amounts and disclosures included were fairly presented in all material respects in accordance with GAAP.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

 PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Since the filing of Nexia's 10-K for the year ended December 31, 2007 and the 10-Q for the period ended March 31, 2008, no material changes, except as noted below, have occurred to the legal proceedings reported therein. For more information, please see Nexia's Form 10-K for the year ended December 31, 2007 filed May 15, 2008.

Fashion Place, L.L.C., a Delaware limited liability company vs. Gold Fusion Laboratories, Inc., a Nevada corporation and Nexia Holdings, Inc., a Nevada corporation.  This action was filed on March 31, 2008 in the Third Judicial District Court of Salt Lake County, State of Utah, Civil case No. 080905398.  The suit seeks recovery from Nexia as a Guarentor of the lease obligations of Gold Fusion Laboratories for space lease in the Fashion Place Mall.  The suit alleges damages of $25,676.27, plus late fees, interest, attorney’s fees and costs.  Additional claims for unpaid rent are asserted until the space can be leased to a replacement tenant.  Plaintiff filed a Motion for Summary Judgment that has been granted by the trial court, final damages to be awarded in the Judgment have not yet been determined but are expected to be in the amount of not less than $76,000.

ITEM 2. UNREGISERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 14, 2008 the Company issued 38,600,000 shares to Diversified Holdings X, Inc., a related party for payment in full for a note and accrued interest owed by Gold Fusion.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

 During the quarter ended June 30, 2008 a total of 27,664 shares of Series C Preferred Stock was converted by shareholders into 841,600 (post-reverse) shares of common stock.  All requested conversions were submitted to Company management and approved prior to issuance of the shares of common stock.

Subsequent to the end of the quarter 1,182 shares of Series C Preferred Stock has been converted into 118,500 (post-reverse) shares of common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 25 of this Form 10-Q, and are incorporated herein by this reference.

(b)	Reports on Form 8-K During the period covered by this report, Nexia filed 2 Form 8-K reports.
1.	On May 1, 2008, the Company filed a form 8-K reporting on the reorganization of its salon business and the transfer of ownerships in Landis Salons, Inc. and Newby Salons, LLC to Green Endeavors, Ltd.
2.
On June 27, 2008 the Company filed a form 8-K reporting on the issuance of 12,000 unregistered shares of Series C Preferred Stock to Sean Pasinksy in a private sale exempt from registration under Rule 506 of Regulation D and the Securities Act of 1933.

Subsequent to the end of the quarter ended June 30, 2008, Nexia has filed 4 Form 8-K reports

1.
On July 10, 2008, the Company filed a Form 8-K reporting on the 1 for 1,000 reverse stock split of the common stock of the Company authorized by the board of directors and a majority of the voting shareholders.

2.	On July 24, 2008, the Company filed a Form 8-K reporting on the resignation of Hansen Barnett & Maxwell as the Company’s certifying accountant.
3.	On July 28, 2008, the Company filed a Form 8-K amending the report of July 24, 2008 reporting on the resignation of Hansen, Barnett & Maxwell as the Company’s certifying accountant.
4.	On July 30, 2008, the Company filed a Form 8-K reporting on the hiring of the accounting firm of Madsen & Associates CPA’s, Inc. as the Company’s new certifying accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of August, 2008.

                    Nexia Holdings, Inc.

Date: August 19, 2008       By: /s/ Richard Surber
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

99(xl)	*	April 4 2008, a Stock Option Agreement between the Company and Jared Gold granting 10,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)
99(xli)	*	April 14 2008, a Stock Option Agreement between the Company and Shauna Postma granting 20,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)
99(xlii)	*	April 14 2008, a Stock Option Agreement between the Company and Fredrick Hunzeker granting 35,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)
99(xliii)	*	April 14 2008, a Stock Option Agreement between the Company and Pamela Kushlan granting 25,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)
99(xliv)	*	April 14 2008, a Stock Option Agreement between the Company and John Mortensen granting 40,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)
99(xlv)	*	April 14 2008, a Stock Option Agreement between the Company and Guy Cook granting 30,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)
99(xlvi)	*	April 14 2008, a Stock Option Agreement between the Company and Michael Golightly granting 30,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)
99(xlvii)	*	April 14 2008, a Stock Option Agreement between the Company and Jaime Catmull granting 30,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)
99(xlviii)	*	April 14 2008, a Stock Option Agreement between the Company and Anthony Newby granting 20,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately. (Incorporated by reference from the 10-KSB for the period ended December 31, 2007 filed by the Company)
99(xlix)	*	31 On May 16, 2008, a Stock Option Agreement between the Company and Shauna Postma granting 70,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.
99(l)	*	33 On May 16, 2008, a Stock Option Agreement between the Company and Fredrick Hunzeker granting 70,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.
99(li)	*	35 On May 16, 2008, a Stock Option Agreement between the Company and Pamela Kushlan granting 70,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.
99(lii)	*	37 On May 16, 2008, a Stock Option Agreement between the Company and John Mortensen granting 70,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.
99(liii)	*	39 On May 16, 2008, a Stock Option Agreement between the Company and Guy Cook granting 70,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.
99(liv)	*	41 On May 16, 2008, a Stock Option Agreement between the Company and Michael Golightly granting 70,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.
99(lv)	*	43 On May 16, 2008, a Stock Option Agreement between the Company and Andrew Dunham granting 20,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.
99(lvi)	*	45 On May 16, 2008, a Stock Option Agreement between the Company and Anthony Newby granting 20,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.
99(lvii)	*	47 June 6, 2008, a Stock Option Agreement between the Company and Richard N. Smith granting 25,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.
99(lviii)	*	49 June 23, 2008, a Stock Option Agreement between the Company and Glen Hoover granting 60,000,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.
Subsequent Events
99(lix)	*	51 July 17, 2008, a Stock Option Agreement between the Company and Guy Cook granting 40,150,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.