Form 10-Q/A
period 2008-03-31
NEXIA HOLDINGS INC
filed 2008-08-22
CIK 833209

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 FORM 10-Q/A
AMENDMENT NO. 2

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

Table of Contest

Table of Contest

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

Table of Contest

Nexia Holdings, Inc. and Subsidiaries
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Condensed Consolidated Balance Sheets - March 31, 2008 and December 31, 2007
(Unaudited)	5

Condensed Consolidated Statements of Operations and Other Comprehensive Loss
for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	7

Condensed Consolidated Statement of Stockholders' Equity for the Quater Ended March 31, 2008 (Unaudited)	9

Condensed Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2008 and 2007 (Unaudited)	10

Notes to Condensed Consolidated Financial Statements (Unaudited)	12

Table of Contest

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

Table of Contest

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Continued) (Unaudited)

	As of	As of
	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS' DEFICIT	2008	2007

CURRENT LIABILITIES
Accounts payable	$ 774,839	$ 640,142
Accounts payable - related parties	117,956	127,512
Accrued liabilities	891,002	757,201
Accrued interest - related parties	111,661	186,306
Refundable deposits	17,847	17,414
Current maturities of long-term debt	814,497	812,818
Current maturities of long-term debt - related parties	189,610	189,610

TOTAL CURRENT LIABILITIES	2,917,412	2,731,003

LONG-TERM LIABILTIES
Series A convertible preferred stock - $0.001 par value; 10,000,000 shares authorized - 200,000 shares outstanding - liquidation value
$2,000,000	2,000,000	2,000,000
Series C convertible preferred stock - $0.001 par value; 5,000,000 shares authorized - 832,225 shares outstanding - liquidation value
$4,281,755	4,281,755	4,161,125
Long-term debt	2,299,590	2,314,520
Long-term debt - related parties	330,000	330,000

TOTAL LONG-TERM LIABILITIES	8,911,345	8,805,645

TOTAL LIABILITIES	11,828,757	11,536,648

MINORITY INTEREST	167,373	178,951

STOCKHOLDERS' DEFICIT
Series B preferred stock - $0.001 par value; 10,000,000
shares authorized; 10,000,000 shares outstanding	10,000	10,000
Undesignated preferred stock - $0.001 par value;
25,000,000 shares authorized; no shares outstanding	-	-
Common stock - $0.0001 par value; 5,500,000,000 shares
authorized; 596,246 shares and 149,774 shares
outstanding, respectively	60	15
Additional paid-in capital	18,447,131	18,290,001
Receivable from stockholders	(67,183)	(168,663)
Accumulated other comprehensive loss	8,555	(819,556)
Accumulated deficit	(26,226,714)	(24,181,911)

Total Stockholders’ Deficit	(7,828,151)	(6,870,114)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$ 4,167,979	$ 4,845,485

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contest

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Other Comprehensive Loss
(Unaudited)
	For the Three Months Ended
	March 31,
	2008	2007

REVENUE
Sales - Salon and Retail	$755,420	$692,841
Rental revenue	59,928	45,933

TOTAL REVENUE	815,348	738,774

COST OF REVENUE
Cost of sales - Salon and Retail	378,738	410,722
Cost associated with rental revenue	29,371	22,572
Depreciation and amortization on rentals	23,813	24,432

TOTAL COST OF REVENUE	431,922	457,726

GROSS INCOME	383,426	281,048

EXPENSES
General and administrative expense	949,038	1,470,964
Consulting fees	237,816	172,943
Depreciation and amortization expense	26,812	27,470
Interest expense associated with rental revenue	38,221	41,466
Loss on impairment of assets	95,079	-
Loss on disposal of assets	(217,419)	-

TOTAL EXPENSES	1,564,385	1,712,843

OPERATING LOSS	(1,180,959)	(1,431,795)

OTHER INCOME (EXPENSE)
Derivative loss related to Series A and C convertible preferred stock	(3,750)	-
Bad debt expense - convertible debenture	(50,000)	-
Interest expense	(54,570)	(70,474)
Interest expense - accretion of debt	-	(11,712)
Gain/(loss) on marketable securities	(829,464)	300,473
Income from litigation settlement	60,000	-

Other income	2,362	9,268

TOTAL OTHER INCOME	(875,422)	227,555

LOSS BEFORE MINORITY INTEREST	(2,056,381)	(1,204,240)

MINORITY INTEREST IN LOSS OF CONSOLIDATED SUBSIDIARIES	11,578	2,615

NET LOSS	$(2,044,803)	$(1,201,625)

The accompanying notes are an integrtal part of these consolidated financial statements.

Table of Contest

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss (Continued)
(Unaudited)
	For the Three Months Ended
	March 31,
	2008	2007

BASIC AND DILUTED LOSS PER COMMON SHARE	$(6.45)	$(111.59)

BASIC AND DILUTED WEIGHTED-AVERAGE COMMON SHARES
OUTSTANDING	316,794	10,768

COMPREHENSIVE LOSS

Net Loss	$(2,044,803)	$(1,201,625)
Chane in unrealized value of marketable securities	(828,111)	(61,708)
Reclassification adjustment for permanent loss on
marketable securities included in net loss	829,464	(300,473)

Comprehensive Loss	$(2,043,450)	$(1,563,806)

The accompanying notes are an integrtal part of these consolidated financial statements.

Table of Contest

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
For the Quarter ended March 31, 2008

	Number of		Number of				Stock	Other		Total
	Preferred	Preferred	Common	Common		Treasury	Subscriptions	Comprehensive	Retained	Stockholders'
	Shares	Stock	Shares	Stock	APIC	Stock	Receivable	Income/Loss	Deficit	Equity

Balance forward, December 31, 2007	10,000,000	$10,000	149,774	$15	$18,290,001	$-	$(168,663)	$(819,556)	$(24,181,911)	$(6,870,114)

Additional common stock issued for 69 beneficial shareholders, as a
result of the reverse stock split effective December 14, 2007			-							-

Receipt of cash for stock subscriptions receivable							54,374			54,374

Common stock issued for options exercised			394,500	40	205,810		(102,925)			102,925

Common stock issued to Fred Hunzeker			5,750	1	4,099					4,100

Common stock issued to Andrew dunham for past contract services			2,100	-	10,500					10,500

Convert Cortso Series C preferred stock into common stock
issued to Pentony Enterprises LLC for future contract services			3,750	-	18,750					18,750

Additional common stock issued for 115 beneficial shareholders, as a
result of the reverse stock split effective December 14, 2007			-							-

Change option price for issuance on 10/31/2007 to Jaime Catmull from
75% to 50%							3,750			3,750

Two old stock certificates returned to Nexia by R. D. Surber. Authorized
common shares number is increased by this number			(228)							-

Convert Jared Gold Series C Preferred stock into common stock			20,000	2	3,998					4,000

Convert Sean Pasinsky Series C preferred stock into common stock			20,600	2	4,118					4,120

Adjust cash rexeived for stock subscriptions receivable to correct
amount for first quarter 2008							3,501			3,501

To adjust as a liability to stock recipients amounts received from them
in error for sale of the stock. Contra credit is in A/P - Other							(3,048)			(3,048)

Adjust for option shares isssued in the first quarter 2008, additional expense for difference between "Fair Value (Black Scholes)" and the market value
of the option shares issued					55,683					55,683

Adjust for market value when common stock was issued for options
exercised and market value when common stock was sold					(145,828)		145,828			-

Change in comprehensive income (loss), three months ended 03/31/2008								828,111		828,111

Net loss for three months ended 03/31/2008									(2,044,803)	(2,044,803)

Balance, March 31, 2008	10,000,000	$10,000	596,246	$60	$18,447,131	$-	$(67,183)	$8,555	$(26,226,714)	$(7,828,151)

	The accompanying notes are an integral part of these consolidated financial statements

Table of Contest

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

Table of Contest

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

Table of Contest

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

Restatement

During the second quarter of 2008, the Company realized that the March 31, 2008 financial statements needed to be revised to correct amounts in all of the financial statements.  Total assets declined $424,791.  The major changes were declines in investment in marketable securities, inventory, and prepaid expenses totaling $329,711.  Total stockholders’ deficit increased by $424,791.  The major cause of the deficit increase was an increase in loss on marketable securities of $785,285 and a decrease in comprehensive loss of $589,376.  The net loss increased by $924,023.  The primary contributor to the loss increase was the increase in loss on marketable securities of $785,285.  The corrected balance sheet, statement of operations, and statement of cash flows are included in these financial statements. The effects of the restatement were as follows:

	As Originally	Restatment and
	Reported	Reclassification	As Restated
Condensed Balance Sheet as of March 31, 2008
Investment in marketable securities	$426,509	$(195,909)	$230,600
Inventory	334,271	(75,000)	259,271
Prepaid expenses	194,933	(58,802)	136,131
Total Current Assets	$1,040,881	$(329,711)	$711,170

Property and equipment, net of accumulated depr'n.	$1,733,706	$(62,348)	$1,671,358
Total Net Property and Equipment	$3,278,600	$(62,348)	$3,216,252

Goodwill	$227,681	$(32,732)	$194,949
Total Other Assets	273,289	(32,732)	240,557
TOTAL ASSETS	$4,592,770	$(424,791)	$4,167,979

Common stock	$59,647	$(59,587)	$60
Additional paid-in capital	18,477,688	(30,557)	18,447,131
Accumulated comprehensive loss	(580,821)	589,376	8,555
Accumulated deficit	(25,302,691)	(924,023)	(26,226,714)
Total Stockholders' Deficit	(7,403,360)	(424,791)	(7,828,151)
Total Liabilities and Stockholders' Deficit	$4,592,770	$(424,791)	$4,167,979

Condensed Statement of Operations
For the three months ended March 31, 2008
Cost of revenue	$367,230	$64,692	$431,922
Gross Income	448,118	(64,692)	383,426
General and administrative expense	1,040,211	(91,173)	949,038
Consulting fees	172,149	65,667	237,816
Loss on impairment of assets	-	95,079	95,079
Total Expenses	1,277,393	69,573	1,346,966
Operating Loss	(829,275)	(134,265)	(963,540)
Gain/(loss) on marketable securities	(44,179)	(785,285)	(829,464)
Loss on disposal of assets	(213,975)	(3,444)	(217,419)
Total Other Loss	(304,112)	(788,729)	(1,092,841)
Minority interest in income	12,607	(1,029)	11,578
Net Loss	(1,120,780)	(924,023)	(2,044,803)
Basic and Diluted Loss Per Common Share	$-	$(6.45)	$(6.45)

Statement of Cash Flows
For the three months ended March 31, 2008
Net loss	$(1,120,780)	$(924,023)	$(2,044,803)
Abandonment of leasehold improvements	213,975	3,444	217,419
Preferred and common stock issued for
services and contractual agreements	68,349	44,932	113,281
Stock options issued	110,175	600	110,775
Derivative loss	-	3,750	3,750
Expense receivables from stockholders for sales at
values lower than values when stock was issued	145,828	(145,828)	-
Write down investment in marketable securities	-	785,285	785,285
Loss on sale of securities	-	44,179	44,179
Bad debt expense	-	50,000	50,000
Fixed assets impaired	-	62,348	62,348
Write down goodwill	-	32,732	32,732
Receivables	(1,313)	61	(1,252)
Inventory	7,177	74,999	82,176
Prepaid expense	240,101	11,608	251,709
Accounts payable	131,650	3,048	134,698
Net Cash Used in Operating Activities	$(117,544)	$47,135	$(70,409)

Sale of marketable securities	$89,200	$(68,000)	$21,200
Purchase of marketable securities	(81,475)	23,821	(57,654)
Purchase of capital assets	(15,326)	11,852	(3,474)
Net Cash Used in Investing Activities	$(7,601)	$(32,327)	$(39,928)

Proceeds from issuing note payable	$62,460	$(61,913)	$547
Stock subscriptions receivable	54,375	47,105	101,480
Net Cash Provided by Financing Activities	88,136	(14,808)	73,328
Net Decrease in Cash and Cash Equivalents	$(37,009)	$-	$(37,009)

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

Table of Contest

NOTE 4 - COMMON STOCK

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

		March 31,	December 31,
		2008	2007
Equity securities, free trading:

Gross unrealized gains		$8,665	$2,227

Gross unrealized losses		(110)	(821,783)

Net unrealized loss		$8,555	$(819,556)

Fair market value		$23,600	$195,499

Change in the unrealized loss on available-for-sale securities during the three months ended March 31, 2008 is as follows:

	Beginning balance	$(819,556)
	Decrease in unrealized holding loss	828,111

	Ending balance	$8,555

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

Table of Contest

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

Subsequent to March 31, 2008, the Company issued 925,150 shares (post reverse stock split 7-28-08) of common stock under its 2008 benefit plan as follows:

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

On August 14, 2008 the board of directors authorized the issuance of 38,600,000 shares to Diversified Holdings X, Inc., a related party for payment in full for a note and accrued interest in the amount of $385,728 owed by Gold Fusion.

On August 14, 2008 the board of directors authorized the issuance of 333,400 shares of restricted common stock for consulting services.

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

Table of Contest

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

Table of Contest

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

Operating Losses

Nexia recorded operating losses of $1,180,959 for the three month period ended March 31, 2008, compared to losses of $1,431,795 for the comparable period in the year 2007. The decrease in three month operating losses of $250,836, or 18%, was the result of reducing the amount of outside services being paid for with stock, reduction in Company stock promotion, reduced payroll expenses and property rental from closing two locations of the Black Chandelier operations.

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

Table of Contest

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

Table of Contest

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

Table of Contest

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

Table of Contest

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 4st day of August, 2008.

Date: August 4, 2008

                              Nexia Holdings, Inc.

                              By:

/s/ Richard Surber
Richard Surber
President and Director

Table of Contest

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