Form 10-Q
period 2008-09-30
NEXIA HOLDINGS INC
filed 2008-11-14
CIK 833209

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 FORM 10-Q

  (Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.

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

The number of outstanding shares of the issuer's common stock, $0.0001 par value, as of November 14, 2008 was 742,539,532.

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

Our consolidated financial statements are attached hereto as pages 4 through 12 and are incorporated herein by this reference.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Condensed Consolidated Balance Sheets - September 30, 2008 and December 31, 2007 (Unaudited)	5

Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the Three and Nine Months Ended September 30, 2008 and 2007 (Unaudited)	7

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (Unaudited)	9

Notes to Condensed Consolidated Financial Statements (Unaudited)	11

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
ASSETS	2008	2007

CURRENT ASSETS

Cash	$14,618	$95,760
Investment in marketable equity securities - available for sale	177,640	195,499
Trade accounts receivable, net of allowance for
doubtful accounts of $91,036 and $91,036, respectively	21,317	50,343
Accounts receivable - related parties	1,058	2,166
Accounts receivable - contingency	-	17,822
Inventory	133,505	333,681
Prepaid expenses	969,006	341,284
TOTAL CURRENT ASSETS	1,317,144	1,036,555

PROPERTY AND EQUIPMENT

Property and equipment, net of $825,762 and $807,933
accumulated depreciation, respectively	1,113,390	1,989,588
Land	633,520	181,945
Property, net - held for sale	1,362,950	1,362,950

TOTAL NET PROPERTY AND EQUIPMENT	3,109,860	3,534,483

OTHER ASSETS

Goodwill	135,088	227,681
Loan costs, net	42,692	45,386
Trademarks	1,380	1,380

TOTAL OTHER ASSETS	179,160	274,447

TOTAL ASSETS	$4,606,164	$4,845,485

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Continued)
(Unaudited)

	Septem ber 30,	December 31,
LIABILITIES AND STOCKHOLDERS' DEFICIT	2008	2007

CURRENT LIABILITIES
Accounts payable	$ 931,982	$ 640,142
Accounts payable - related parties	123,587	127,512
Accrued liabilities	1,026,286	757,201
Accrued interest - related parties	142,202	186,306
Refundable deposits	18,847	17,414
Deferred revenue	15,000	-
Current maturities of long-term debt	819,336	812,818
Current maturities of long-term debt - related parties	155,414	189,610

TOTAL CURRENT LIABILITIES	3,232,654	2,731,003

LONG-TERM LIABILTIES
Series A convertible preferred stock - $0.001 par value; 10,000,000 shares authorized - 200,000 shares outstanding - liquidation value
$2,000,000	2,000,000	2,000,000
Series C convertible preferred stock - $0.001 par value; 5,000,000 shares authorized - 832,225 shares outstanding - liquidation value
$4,759,986	4,759,986	4,161,125
Long-term debt	2,252,060	2,314,520
Long-term debt - related parties	100,000	330,000

TOTAL LONG-TERM LIABILITIES	9,112,046	8,805,645

TOTAL LIABILITIES	12,344,700	11,536,648

MINORITY INTEREST	183,663	178,951

STOCKHOLDERS' DEFICIT
Series B preferred stock - $0.001 par value; 10,000,000
shares authorized; 10,000,000 shares outstanding	10,000	10,000
Undesignated preferred stock - $0.001 par value;
25,000,000 shares authorized; no shares outstanding	-	-
Common stock - $0.0001 par value; 5,500,000,000 shares
authorized; 78,539,532 shares and 149,774 shares
outstanding, respectively	7,854	15
Additional paid-in capital	20,992,929	18,290,001
Receivable from stockholders	(47,769)	(168,663)
Accumulated other comprehensive loss	(3,409)	(819,556)
Accumulated deficit	(28,881,804)	(24,181,911)

Total Stockholders’ Deficit	(7,922,199)	(6,870,114)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$ 4,606,164	$ 4,845,485

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

REVENUE
Sales - Salon and Retail	$560,638	$711,557	$1,953,287	$2,097,611
Rental revenue	47,040	51,109	150,178	174,256

TOTAL REVENUE	607,678	762,666	2,103,465	2,271,867

COST OF REVENUE
Cost of sales - Salon and Retail	258,703	297,115	992,418	1,069,561
Cost associated with rental revenue	15,319	24,167	114,843	113,151
Depreciation and amortization on rentals	14,388	21,891	43,195	67,670

TOTAL COST OF REVENUE	288,410	343,173	1,150,456	1,250,382

GROSS INCOME	319,268	419,493	953,009	1,021,485

EXPENSES
General and administrative expense	2,012,441	1,559,506	3,724,171	3,931,863
Consulting fees	45,569	15,125	347,581	249,305
Depreciation and amortization expense	27,725	41,745	87,159	101,601
Interest expense associated with rental revenue	39,236	42,765	114,977	121,619
Loss on impairment of assets	-	-	154,940	-

TOTAL EXPENSES	2,124,971	1,659,141	4,428,828	4,404,388

OPERATING LOSS	(1,805,703)	(1,239,648)	(3,475,819)	(3,382,903)

OTHER INCOME (EXPENSE)
Derivative loss related to Series A and C
convertible preferred stock	-	-	(3,750)	-
Bad debt expense - convertible debenture	-	-	(50,000)	-
Interest expense	(40,300)	(27,075)	(156,803)	(205,444)
Gain/(loss) on marketable securities	3,000	(12,677)	(841,299)	283,050
Income from litigation settlement	-	-	60,000	-
Loss on disposal of assets	-	-	(216,572)	(250)
Other income	2,151	3,861	9,433	16,253

TOTAL OTHER INCOME (EXPENSE)	(35,149)	(35,891)	(1,198,991)	93,609

LOSS BEFORE INCOME TAXES	(1,840,852)	(1,275,539)	(4,674,810)	(3,289,294)
Provision for state income tax	-	(3,900)	-	(3,900)

NET LOSS BEFORE MINORITY INTEREST	(1,840,852)	(1,279,439)	(4,674,810)	(3,293,194)

MINORITY INTEREST IN INCOME	(20,700)	7,225	(25,083)	4,391

NET LOSS	$(1,861,552)	$(1,272,214)	$(4,699,893)	$(3,288,803)

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss (Continued)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.18)	$(71.55)	$(3.58)	$(230.08)

BASIC AND DILUTED WEIGHTED-AVERAGE
COMMON SHARES OUTSTANDING	10,553,635	17,781	1,313,691	14,294

COMPREHENSIVE LOSS

Net Loss	$(1,861,552)	$(1,272,214)	$(4,699,893)	$(3,288,803)
Change in unrealized value of marketable securities	(1,178)	1,373	(840,017)	(207,305)
Reclassification adjustment for permanent loss on
marketable securities included in net loss	-	-	829,464	-

Comprehensive Loss	$(1,862,730)	$(1,270,841)	$(4,710,446)	$(3,496,108)

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,699,893)	$(3,288,803)
Adjustments to reconcile net loss
to net cash used in operating activities:
Minority interest income (loss)	4,712	6,334
Depreciation and amortization expense	132,194	170,670
Abandonment of leasehold improvements	232,385	-
Preferred and common stock issued for services and
contractual agreements	1,063,913	991,435
Stock options issued	257,905	-
Amortization of issued Series C preferred shares
on an as if converted basis	671,875	-
Loss on sale of marketable securities	74,014	-
Write down investment in marketable securities	785,285	-
Convertible debt terminated	50,000	(22,500)
Fixed assets impaired	62,348	-
Write down goodwill	92,593	-
Issue common stock to pay contractual debt	965,272	-
Depreciation expense capitalized in inventory	-	36,943
Loss on disposal of assets	-	11
Expense receivables from stockholders for sales
at values lower than values when stock was issued	-	675,348
Allowance for doubtful accounts receivable	-	(12,696)

Changes in operating assets and liabilities:
Receivables	(164)	29,296
Accounts receivable - related parties	1,108	40,900
Inventory	200,176	(3,534)
Prepaid expense	(667,722)	116,143
Accounts payable	292,680	281,963
Accounts payable - related parties	(3,925)	96,142
Checks in excess of bank statement balance	-	2,232
Accrued liabilities	269,085	183,596
Accrued liabilities - related parties	77,428	154,808
Refundable deposits	-	3,563
Deferred revenue	15,000	(28)
Net cash used in operating activities	(123,731)	(538,177)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of marketable securities	32,361	62,376
Purchase of marketable securities	(57,654)	(33,072)
Fixed assets acquired by issuing Nexia stock	-	10,000
Acquired equipment and loan costs by acquisition of Newby
Salons, LLC	-	(90,917)
Goodwill from acquisition of Newby Salons, LLC	-	(254,396)
Issued preferred stock for acquisition of Newby Salons, LLC	-	299,940
Adjustment of investment in marketable securities	-	(1,562)
Purchase of capital assets	(27,194)	(243,610)
Disposal of capital assets	17,858	-
Net cash used in investing activities	(34,629)	(251,241)

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on long-term debt and capital lease obligations	(61,772)	(41,021)
Principal payment on long term debt-related parties	-	(122,245)
Pay off of short-term debt	-	(87,000)
New loan for retail stores construction		167,670
Long-term loan aquired with acquisition of Newby Salons, LLC		70,503
New line of credit with Bank of the West		1,066
New loan costs		(1,800)
Proceeds from notes payable	12,960	-
Proceeds from issuing Series C preferred stock	25,000	-
Proceeds from stock subscriptions	101,030	693,191
Net cash provided by financing activities	77,218	680,364

NET DECREASE IN CASH AND CASH EQUIVALENTS	(81,142)	(109,054)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	95,760	124,158

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,618	$15,104

SUPPLEMENTAL DISCLOSURE OF INFORMATION

CASH PAID FOR:

Interest	$113,867	$119,793

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Common stock issued for subscriptions receivable	$251,032	$1,152,629
Common stock issued to vendors applied on accounts payable	-	$228,250
Stock sales at values lower than stock issue values	$177,591	$675,348
Conversion debenture to common stock	-	$193,901
New note payable to vendor in satisfaction of accounts payable balance	-	117,513
Applied rent receivable, related party, against note payable	-	30,817

The accompanying notes are an integral part of these consolidated financial statements.

NEXIA HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

 NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Nexia Holdings, Inc. and Subsidiaries (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent annual consolidated financial statements and notes thereto included in its December 31, 2007 Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2008 are not indicative of the results that may be expected for the year ending December 31, 2008.

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

NOTE 3 – GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative losses from operations through September 30, 2008 of $28,881,804, has a working capital deficit of $1,915,510 and a stockholders’ deficit of $7,922,199 at September 30, 2008. In addition, the Company has defaulted on several of its liabilities, has closed three retail clothing stores, and has entered into an agreement to sell one of its commercial real estate properties. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Primarily, revenues have not been sufficient to cover the Company’s operating costs. Management’s plans to enable the Company to continue as a going concern include the following:

•	Purchase of revenue producing residential properties
•	Increase retail sales of existing Landis Salons, Inc. and Style Perfect, Inc.
•	Acquire existing revenue producing salons for equity in the Company
•	Using stock and option-based compensation to cover payroll and other permissible labor costs
•	Raise capital through the Company’s equity line of credit upon the effectiveness of a pending S-1 Registration Statement
•           Increasing revenues from rental properties by implementing new marketing programs
•	Making certain improvements to certain rental properties in order to make them more marketable
•	Reduce expenses through consolidating or disposing of certain subsidiary companies
•	Convert certain debt into shares of the Company’s common stock
•	Implement a major marketing campaign to sell our products online at www.blackchandelier.com

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

During the nine months ended September 30, 2008, the Company issued 28,410,900 shares of common stock, pursuant to the Company’s S-8 Registration Statement, valued at $1,825,884. 1,289,150 of these shares were issued as option shares to employees with a value of $1,012,065 in exchange for services rendered. The Company had a decrease in its receivable from stockholders of $120,894 for the exercise price due to the Company from outstanding option shares. Nexia received $101,030 in cash for its receivable from stockholders. The Company reduced paid in capital by $177,591 for stock subscription receivable adjustment in the first nine months of 2008. The ending balance of stock subscriptions receivable at September 30, 2008 was $47,769.

Nexia Holdings, Inc. through a board resolution dated July 2, 2008 authorized a one for one thousand reverse stock split effective on July 25, 2008. The Company’s Common Stock with a par value of $0.0001 will retain the number of authorized shares of Common Stock at 5,500,000,000. There were 2,362,995,732 shares of common stock outstanding on the date of the reverse stock split. As of August 14, 2008 there were 2,482,922 shares outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

In 2007 and 2008, the President of the Company advanced $123,587 as a short-term, interest-free advance for the purchase of inventory and operational expenses which remains outstanding as of September 30, 2008.  In addition, $142,202 of accrued interest was owed to the President of the Company as of September 30, 2008 for interest earned on past related party loans and $379,112 in unpaid salaries. There are notes owed to the President of the Company totaling $255,414. One note was issued to the President of the Company for $250,000 on July 13, 2006, with an interest rate of 24%. The payments are due each year on June 20th for $50,000 plus interest with a maturity date of November 20, 2011. There are currently two payments plus interest past due. The second note was issued to the President of the Company for $31,025 on November 7, 2006, with an interest rate of 20%. There was one payment due for the entire note with interest on January 25, 2007 and was later agreed to be extended until September 30, 2007. The amount owed on the note as of September 30, 2008 is $5,414 and is currently due in full.

The Company issued 38,600,000 restricted common shares on August 14, 2008, valued at $1,344,000 to Diversified Holdings X, Inc., a related party for payment in full for a note and accrued interest in the amount of $385,728 owed by Gold Fusion. The restricted shares, as of September 30, 2008, held a value of $378,280.

NOTE 6 - INVESTMENT IN MARKETABLE EQUITY SECURITIES

The following is a summary of the Company's investment in available-for-sale securities as of September 30,
2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Equity securities, free trading:

Gross unrealized gains	$946	$2,227

Gross unrealized losses	(4,351)	(821,783)

Net unrealized loss	$(3,405)	$(819,556)

Fair market value	$177,510	$195,499

Change in the unrealized loss on available-for-sale securities during the nine months ended September 30, 2008 is as follows:

Beginning balance	$(819,556)
Decrease in unrealized holding loss	816,151

Ending balance	$(3,405)

The Company recognized an other-than-temporary loss on its investments during the nine months ended September 30, 2008 and 2007 in the amount of $785,285 and $0, respectively. Gross realized losses were $56,014 from the sale of marketable securities during the nine months ended September 30, 2008 that was based on the specific identification of the securities sold. Proceeds from the sales were $32,361.

NOTE 7 - INVENTORY

The Company calculates its inventory on a first-in, first-out basis. Below shows the inventory broken out by class:

	September 30,	December 31,
	2008	2007

Raw Materials	$1,025	$20,529

Work in Process	-	41,454

Finished Goods	132,480	271,698

Total Inventory	$133,505	$333,681

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

Summarized financial information concerning reportable segments is shown in the following table:

	Period Ended			Real Estate
	September 30,	Salons	Retail	& General	Total

Revenues	2008	$1,640,125	$313,162	$150,178	$2,103,465
	2007	1,433,666	663,945	174,256	2,271,867

Net income (loss) applicable to	2008	129,215	(946,509)	(3,882,599)	(4,699,893)
segment	2007	(58,951)	(772,542)	(2,461,701)	(3,293,194)

Total assets	September 30, 2008	546,853	(1,514,387)	5,573,698	4,606,164
(net of intercompany accounts)	December 31, 2007	427,594	391,841	4,026,050	4,845,485

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

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to September 30, 2008, the Company issued 20,000,000 shares of common stock under its 2008 benefit plan as follows:

Issuance of 10,000,000 common shares for options exercised - issued to one employee for past services valued at $10,000. Issuance of 10,000,000 common shares  - issued to two contractors for services rendered valued at $10,000.

On October 10, 2008 the Company signed a consulting contract with Clearvision, Inc. to provide promotional services through its media outlets for 400,000 of the Company’s Series C Preferred Stock valued at $2,000,000.

On October 13, 2008 the Company signed an agreement to purchase a residential house in Bountiful, Utah for 100,000 Series C Preferred shares valued at $500,000.

October 20, 2008 the Board of Directors authorized the issuance of 20,000 Series C Preferred Stock to an employee and consultant for services rendered and valued at $100,000.

On October 24, 2008 the Company authorized the President of the Company to convert 50,000 shares of Series A Preferred Stock into 500,000,000 shares of restricted common stock.

On October 24, 2008 the Company approved the conversion of Series C Preferred Stock by four employees of the Company into 117,000,000 shares of common stock.

On October 27, 2008 the Board of Directors authorized the issuance of 10,000 Series C Preferred Stock to a contractor for services received. The stock is valued at $50,000.

On October 31, 2008 the Board of Directors authorized the issuance of 30,000 Series C Preferred Stock to a consultant for services to be provided. The stock is valued at $150,000.

On November 3, 2008, Wasatch Capital Corporation, a subsidiary of Nexia Holdings, Inc., entered into a Real Estate Purchase Contract with Bandaloops, LLC to sell its ownership interest in the Wallace/Bennett Buildings located at 59 West 100 South, Salt Lake City, Utah.  The sale is for a total sales price of $2,150,000 which shall be satisfied under the following terms:  Wasatch will finance $1,145,000 in an All Inclusive Trust Deed and Note that mirrors the two existing mortgages on the property, a 10-year note in the amount of $105,000 and interest of 5% will be secured in the property, Wasatch will retain the right to occupy all areas of the building except the first floor for the first year at a rent of $123,648 paid at the closing and hold an option to rent space for two additional years at a rent of $8.00 per square foot triple net.  Vasilios Priskos will personally guarantee the promissory note to Wasatch.  Wasatch will participate in any future sale of the property if the property is sold for a premium over its purchase price.  Wasatch will be entitled to a premium on the $105,000 promissory note in the same percentage as the new sales price exceeds the current sales price, 50% increase in price will result in a 50% premium on the note.  Sale closed on November 11, 2008.

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

General

Nexia's current operations consist of three principal areas: (1) operation of the design and retail operations of Black Chandelier fashion lines through the Company’s subsidiary Style Perfect, Inc. (SPI); (2) the operation of Landis Lifestyle Salons through Nexia’s ownership interest in Green Endeavors, Ltd. (GRNE) which holds an 85% ownership interest in Landis Salons, Inc. and 100% ownership of Newby Salon, LLC and (3) the acquisition, leasing and selling of real estate. The following discussion examines Nexia's financial condition as a result of operations for the three and nine month periods ended September 30, 2008 and compares those results with the comparable periods in 2007.

Style Perfect Retail Operations

During the second quarter of 2008, Nexia Holdings, Inc. exercised its secured interest in the assets of Gold Fusion Laboratories, Inc. and took possession of all known assets, including inventory, production equipment and all store fixtures and accessories.  The two remaining retail locations of Gold Fusion continued in operation and all operations were assigned by Nexia to a new subsidiary corporation named Style Perfect, Inc.  The Trolley Square location was closed recently and only the Gateway store remains in operation as a physical location. The online operations and the retail store are both operating under the trade name of Black Chandelier.

Black Chandelier operations as of September 30, 2008 include one retail outlet operated under the Black Chandelier label, at the Gateway Shopping Center (Salt Lake City, Utah), as well as the online shopping site, www.blackchandelier.com.

Gold Fusion/Style Perfect combined had sales of $41,245 and $313,162 during the three and nine months ended September 30, 2008 compared to Gold Fusion revenues of $177,890 and $663,945 for the same periods in 2007. The decrease in the three and nine month revenues of $136,645 and $350,783, or 77%, 53% respectively, was a result of the three stores that were closed in the first six months of 2008.

Net losses for Gold Fusion/Style Perfect combined operations were $199,312 and $946,509 for the three and nine month periods ended September 30, 2008 compared to Gold Fusion net losses of $240,227 and $772,542 for the same periods in 2007. The decrease in losses for the three months ended September 30, 2008 compared with the same period in 2007 was $40,915 or 17%. It was due to four store locations in operation during 2007 and only one store currently in operation as of September 30, 2008. The Company closed three of the stores to further reduce losses in unproductive locations. The increase in losses for the nine months ended September 30, 2008 compared to 2007 was $173,967, or 23%, and was caused by the write-down of property and equipment, inventory, and leasehold improvements during 2008 from closing three store locations.

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

Landis Salon Operations

Nexia’s majority owned subsidiary Green Endeavors LTD currently owns 85% of Landis Salons, Inc. (“Landis”).  In November 2005, the Company acquired a 20% equity interest in Landis for a $100,000 cash payment.  Landis operates an AvedaTM Lifestyle salon that features AvedaTM products for retail sale.

Landis Salon has two locations, one in Salt Lake City, Utah and the other in Bountiful, Utah. They reported revenue of $519,393 and $1,640,125 during the three and nine months ended September 30, 2008 compared to $533,667 and $1,433,666 for the same period in 2007. The increase in revenue for the nine months ended September 30, 2008 compared to 2007 of $206,459, or 14%, came from the growth in customer base at the Salt Lake City location and the addition of a new store in Bountiful in the second half of 2007. The decrease in sales for the three months ended September 30, 2008 compared with the same period in 2007 of $14,274, or 3%, was a result of turnover of stylist employed at the salons.

Net income for Landis operations was $42,445 and $129,215 for the three and nine month periods ended September 30, 2008 compared to net losses of $50,009 and $58,951 for the same three and nine month periods in 2007. The increase in net income for the three and nine months ended September 30, 2008 compared to the same period of 2007 was $92,454 and $188,166 or 185% and 319%, due to increased sales at the Salt Lake location and better control over both locations’ operating expenses.

Additional information on the Landis Salon can be found on its website at www.landissalons.net.

 Real Estate Operations

Nexia's objective, with respect to real estate operations, is to acquire, through subsidiaries, properties which management believes to be undervalued and which Nexia is able to acquire with limited cash outlays. Nexia will consider properties anywhere within the continental United States. Nexia attempts to acquire such properties by assuming existing favorable financing and paying the balance of the purchase price with nominal cash payments or through the issuance of shares of common stock. Once such properties are acquired, Nexia leases them to primarily commercial tenants. Nexia also makes limited investments to improve the properties with the objective of increasing occupancy and cash flows. Management believes that, with limited improvements and effective management, properties can be sold at a profit within a relatively short period of time. Nexia currently operates three real estate subsidiaries: Wasatch Capital Corporation, Downtown Development Corporation and Kearns Development Corporation.

Nexia recorded rental revenues of $46,940 and $150,178 for the three and nine months ended September 30, 2008 as compared to $51,109 and $174,256 for the comparable periods in 2007. The decrease in the three and nine month rental revenues of $4,169 and $24,078 or 8% and 14% was due to the loss of the only tenant at the Kearns Building at the end of March in 2008.

Nexia had net external losses from real estate operations of $51,787 and $86,192 for the three and nine months ended September 30, 2008, compared to losses of $13,051 and $43,531 for the comparable periods in 2007. The increase in the three and nine month losses of $38,736 and $42,661, or 297% and 98%, is attributable to the loss of the only tenant at the Kearns building at the end of March 2008. The Company has accrued additional late fees for not making the mortgage payments on the Kearns building.

Nexia will continue efforts to improve profitability and cash flow by working to increase occupancy and rental income from those properties currently held and to seek new investment opportunities as they can be located and evaluated. Accordingly, Nexia hopes to not only minimize any real estate cash flow deficit, but also generate sufficient cash to record a substantial profit upon property disposition. Downtown Development currently has the Downtown building under contract to be sold. A contract to sell the Kearns building did not close. The mortgage on the Kearns building is currently in default. The Company is working on some funding to bring the mortgage payments current and to continue to try to sell the building.

Company Operations as a Whole:

Revenue

Gross revenues for the three and nine month periods ended September 30, 2008, were $607,678 and $2,103,465 as compared to $762,666 and $2,271,867 for the same periods in 2007. The decrease in the three and nine months ended September 30, 2008 compared with the same period in 2007 of $154,988 and $168,402, or 20% and 7% is due to a tenant leaving one of our buildings at the end of March in 2008 and the closing of three Black Chandelier retail stores in the first six months of 2008.

Operating Losses

Nexia recorded operating losses of $1,805,703 and $3,475,819 for the three and nine month periods ended September 30, 2008, compared to losses of $1,239,648 and $3,382,903 for the comparable periods in the year 2007. The increases in three and nine month operating losses of $566,055 and $92,916, or 46% and 3%, was the result of decreased revenue from closing three retail locations and losing a tenant in one of the buildings. There have also been write downs of inventories in the amount of $15,000, and abandoning leasehold improvements at the retail locations that were closed during the year in the amount of $232,385. Change to Net income explanation.

Net Loss

Nexia recorded net losses of $1,861,552 and $4,699,893 for the three and nine month periods ended September 30, 2008, as compared to net losses of $1,272,214 and $3,288,803 for the comparable periods in 2007. The increase in losses for the three and nine months ended September 30, 2008 was $589,338 and $1,411,090, or 46% and 43%, compared to the same period in 2007. This increase was created by realizing nonrecurring losses in marketable equity securities valued at $785,285 during the first quarter of 2008, writeoffs of inventories, abandoned leasehold improvements, and a decrease in revenues from the Fashion retail division.

Nexia may not operate at a profit through fiscal 2008. Since Nexia's activities are tied to its ability to operate its retail and salon operations and real estate properties at a profit, future profitability or its revenue growth tends to follow changes in the markets for these activities. There can be no guarantee that profitability or revenue growth can be realized in the future.

Expenses

General and administrative expenses for the three and nine month periods ended September 30, 2008, were $2,012,441 and $3,724,171 compared to $1,559,506 and $3,931,863 for the same periods in 2007. The increase in three month expenses of $452,935, or 29%, was created by a payment of restricted stock to reduce debt in excess of the debt value. The decrease in the nine month expenses of $207,692, or 5%, was due primarily to reducing the amount of outside services being paid for with stock, reduction in promotional costs, reduced payroll expenses and a decrease in cost from closing three Black Chandelier stores.

Depreciation and amortization expenses for the three and nine months ended September 30, 2008, were $42,113 and $130,354 compared to $63,636 and $169,271 for same periods in 2007. The decreases in the three and nine month expenses of $21,523 and $38,917, or 34% and 23%, were attributable to two properties that are being held for sale and that did not receive any depreciation in the first nine months of 2008. There were also write downs and impairments of property and equipment values at March 31, 2008 of $294,733.

Capital Resources and Liquidity

On September 30, 2008, Nexia had current assets of $1,317,144 and $4,606,164 in total assets compared to current assets of $1,036,555 and total assets of $4,845,485 as of December 31, 2007. Nexia had net working capital deficit of $1,915,510 at September 30, 2008, as compared to a net working capital deficit of $1,694,448 at December 31, 2007. The increase in working capital deficit of $221,062 is due primarily from increases in accounts payable, accrued liabilities, and a reduction in inventory and cash.

Cash used by operating activities was $123,731 for the nine months ended September 30, 2008, compared to cash used by operating activities of $538,177 for the comparable nine month period in 2007. The decrease in cash used of $414,446 was attributable mostly to a larger net loss of $4,699,893, offset by a non-recurring marketable securities write-down of $785,285 and the issuance of stock options expensed in the amount of $257,905. Service and contract agreements were paid for with stock valued at $1,063,913 and restricted common stock was issued in excess of the debt amount to pay off a debt. There were also amortization expenses of Series C shares in the amount of $671,875 during 2008.

Net cash used in investing activities was $34,629 for the nine months ended September 30, 2008, compared to net cash used by investing activities of $251,241 for the nine months ended September 30, 2007. The decrease of cash used in the sum of $216,612 was attributable primarily to the decrease in purchases of capital assets for the first nine months of 2008 compared to the same period of 2007. There was also a disposal of capital assets in 2008, while there were none in 2007.

Cash provided by financing activities was $77,218 for the nine months ended September 30, 2008, compared to cash provided of $680,364 for the nine months ended September 30, 2007. The decrease of $603,146 was due primarily to larger proceeds from stock subscriptions during the first half of 2007. There were also more proceeds from notes payable during 2007.

Nexia may experience occasional cash flow shortages due to debt service on real estate holdings and willingness to acquire properties with negative cash flow. To cover these shortages, Nexia may need to issue shares of its common stock in payment for services rendered. The Company is currently experiencing challenges with regard to cash flows. We are looking at several options to improve this situation, including having signed for an equity line of credit with Dutchess Private Equities Fund.  The agreement with Dutchess provides that, following notice to Dutchess, Nexia may put to Dutchess up to $10 million in shares of our common stock for a purchase price equal to 95% of the lowest closing best bid price on the Over-the-Counter (“OTC”) Bulletin Board of our common stock during the five day period following that notice.  The number of shares that we will be permitted to put pursuant to the agreement will be either:  (a) 200% of the average daily volume of our common stock for the ten trading days prior to the applicable put notice, multiplied by the average of the three daily closing “best bid” prices immediately preceding the day we issue the put, or (b) $100,000; provided that in no event will the put amount be more than $1,000,000 with respect to any single put.  (Best Bid is a defined term in the agreement as the highest posted bid price for the common stock.)  In turn, Dutchess has indicated that it will resell the shares of common stock in the open market, resell our shares to other investors through negotiated transactions or hold our shares in its portfolio.  These shares are made the subject of an S-1 Registration Statement that has not yet been declared effective and for which the Company is currently drafting an amendment.

Stock and Options To Employees and Contractors

Nexia’s subsidiary, Diversified Holdings I, Inc., relied on the issuance of Nexia common stock, under Nexia’s S-8 Registration Statements and 2008 Employee Benefit Plan, for a large portion of employee salary and contractor payments during the nine months ended September 30, 2008.  The Company issued, pursuant to S-8 Registration Statements, 28,410,900 shares as compensation to twenty persons in exchange for services provided to the Company.  The total number of common shares issued was 78,388,600.  The value of these services and payment of a debt in excess of the debt value expensed during the nine months ended September 30, 2008 was $2,559,716. If the Company stock is sold for more than the value when issued, paid-in capital will be increased.  If the Company stock is sold for less than the value when issued, paid-in capital will be reduced.

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

 As of the end of the quarter covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s internal control, disclosure controls, and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there were a number of adjusting entries initiated by the Company after the auditors’ field work was completed.  This is evidence of material deficiencies in the Company’s disclosure controls and procedures.  The Company also performed procedures in completing these financial statements for the period ended September 30, 2008 to ensure that the amounts and disclosures included were fairly presented in all material respects in accordance with GAAP.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Since the filing of Nexia's 10-K for the period ended December 31, 2007 and its 10-Q for the period ended June 30, 2008, no material changes have occurred to the legal proceedings reported therein. For more information, please see Nexia's Form 10-K for the year ended December 31, 2007 filed May 16, 2008 and its Form 10-Q for the quarter ended June 30, 2008 filed August 19, 2008.

ITEM 2. UNREGISERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 14, 2008, the Company authorized the delivery to Diversified Holdings X, Inc. of Thirty Eight Million Six Hundred Thousand (38,600,000) restricted shares of the Corporation’s Common Stock.  The issuance represents compensation and satisfaction of a promissory note in the face amount of $300,000 made by Gold Fusion Laboratories, Inc. that was made payable to Diversified Holdings X, Inc. a corporation wholly owned by Richard Surber, the CEO of the Company.  The transaction was handled as a private sale exempt from registration under Rule 506 of Regulation D and the Securities Act of 1933.  This issuance will settle the debt in the current amount of $385,728 and remove the obligation as a current debt.

On September 8, 2008, the Company authorized the delivery to Taylor R. Gourley of Twenty Thousand (20,000) shares of the Corporation’s series C Preferred Stock.  The issuance represents compensation for providing or obtaining promotional services for the benefit of the Company.  The transaction was handled as a private sale exempt from registration under Rule 506 of Regulation D and the Securities Act of 1933.

On September 9, 2008, the Company authorized the delivery to Shauna Postma of Ten Thousand (10,000) shares of the Corporation’s Series C Preferred Stock.  The issuance represents compensation for services provided to the Company as an employee in the accounting department.  The transaction was handled as a private sale exempt from registration under Rule 506 of Regulation D and the Securities Act of 1933.

SUBSEQUENT EVENTS

On October 3, 2008, the Company authorized the delivery of 10,000 restricted shares of its Series C Preferred Stock to Fredrick W. Hunzeker and 10,000 restricted shares of its Series C Preferred Stock to AmeriResource Technologies, Inc.  The shares were issued in exchange for providing promotional services for the benefit of the Company. The transactions were handled as private sales exempt from registration under Rule 506 of Regulation D and the Securities Act of 1933.

On October 10, 2008, the Company authorized the delivery to Clearvision, Inc. of Four Hundred Thousand 400,000 shares of the Corporation’s series C Preferred Stock.  The issuance represents compensation for providing for promotional services for the benefit of the Company.  The transaction was handled as a private sale exempt from registration under Rule 506 of Regulation D and the Securities Act of 1933.

On October 13 2008 the Company entered into a contractual obligation to Mr. Mark Parkinson to issue to him a total of One Hundred Thousand 100,000 restricted shares of Series C Preferred Stock.  The issuance of 100,000 shares represents satisfaction of the Real Estate Purchase Agreement with Mr. Parkinson to acquire real property located in Bountiful, Utah.  The transaction was handled as a private sale to an accredited investor, exempt from registration under Rule 506 of Regulation D and the Securities Act of 1933.

On October 27, 2008, the Company authorized the delivery to Richard N Smith of Ten Thousand 10,000 shares of the Corporation’s series C Preferred Stock.  The issuance represents compensation for providing accounting services for the benefit of the Company.  The transaction was handled as a private sale exempt from registration under Rule 506 of Regulation D and the Securities Act of 1933.
On October 31, 2008, the Company authorized the delivery of 30,000 restricted shares of its Series C Preferred Stock to R. Chris Cottone. The shares were issued in exchange for providing consulting services for the benefit of the Company. The transactions were handled as private sales exempt from registration under Rule 506 of Regulation D and the Securities Act of 1933.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On August 14, 2008, the Company authorized the delivery to Almar Capital Advisors, LLC and RES Holdings Corp of 333,400 shares of restricted common stock pursuant to a consulting agreement between the Company and the named parties.  The consultants will provide assistance in locating financing and other management advice over the course of the contract’s term of one year.  The transaction was handled as a private sale exempt from registration under Rule 506 of Regulation D and the Securities Act of 1933.

On September 30, 2008 the Company and Clearvison Inc. entered into a Limited Consulting Contract that provided for Clearvision to receive a total of 400,000 shares or Series C Preferred Stock in exchange for providing a plan to enhance the Company’s image in the public markets for fashion and beauty, including obtaining celebrity endorsements for the Company’s services and products.  Clearvison will also arrange for media placements and promotional actions to be taken to further promote the Company’s image and business operations.

SUBSEQUENT EVENTS

On October 24, 2008, the Company approved the conversion of Series C Preferred Stock by four employees of the Company into 117,000,000 shares of common stock, all of the C shares had been held for a period in excess of six months.

On October 24, 2008, the Company authorized the delivery to Richard D. Surber of Five Hundred Million (500,000,000) restricted shares of the Corporation’s Common Stock.  The issuance represents the conversion of 50,000 shares of Series A Preferred Stock held by Mr. Surber.

On November 3, 2008, Wasatch Capital Corporation, a subsidiary of Nexia Holdings, Inc., entered into a Real Estate Purchase Contract with Bandaloops, LLC to sell its ownership interest in the Wallace/Bennett Buildings located at 59 West 100 South, Salt Lake City, Utah.  The sale is for a total sales price of $2,150,000 which shall be satisfied under the following terms:  Wasatch will finance $1,145,000 in an All Inclusive Trust Deed and Note that mirrors the two existing mortgages on the property, a 10-year note in the amount of $105,000 and interest of 5% will be secured in the property, Wasatch will retain the right to occupy all areas of the building except the first floor for the first year at a rent of $123,648 paid at the closing and hold an option to rent space for two additional years at a rent of $8.00 per square foot triple net.  Vasilios Priskos will personally guarantee the promissory note to Wasatch.  Wasatch will participate in any future sale of the property if the property is sold for a premium over its purchase price.  Wasatch will be entitled to a premium on the $105,000 promissory note in the same percentage as the new sales price exceeds the current sales price, 50% increase in price will result in a 50% premium on the note. Sale closed on November 10, 2008.

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

(2)	On July 24, 2008, the Company filed a Form 8-K reporting on the resignation of Hansen Barnett & Maxwell as the Company’s certifying accountant.
(3)	On July 28, 2008, the Company filed a Form 8-K amending the report of July 24, 2008 reporting on the resignation of Hansen Barnett & Maxwell as the Company’s certifying accountant.
(4)	On July 30, 2008, the Company filed a Form 8-K reporting on the hiring of the accounting firm of Madsen & Associates CPA’s, Inc. as the Company’s new certifying accountant.
(5)
On August 15, 2008, the Company filed a Form 8-K reporting on the issuance of 38,600,000 unregistered shares of restricted common stock to Diversified Holdings X, Inc. as satisfaction of a promissory note in the face amount of $300,000 owed by Gold Fusion Laboratories, Inc. and the issuance of 333,400 shares of restricted common stock to Almar Capital Advisors, LLC and RES Holding Corp. pursuant to a consulting agreement between the Company and the named parties, both issuances were made in private sales exempt from registration under Rule 506 of Regulation D and the Securities Act of 1933.

(6)
On September 9, 2008, the Company filed a Form 8-K reporting on the issuance of 20,000 unregistered shares of Series C Preferred Stock to Taylor R. Gourley as compensation for services to the Company and 10,000 unregistered shares of Series C Preferred Stock to Shauna Postma as compensation for services to the Company, both issuance were made in private sales exempt from registration under Rule 506 of Regulation D and the Securities Act of 1933.  The Company also reported on 8 agreements entered into by the Company to issue a total of 40 million shares pursuant to the Company’s S-8 Registration Statement.

Subsequent to the end of the quarter ended September 30, 2008, Nexia has filed 3 Form 8-K reports

(1)	On October 8, 2008, the Company filed a Form 8-K reporting on the adoption of a New Real Estate Investment Strategy.
(2)
On October 28, 2008, the Company filed a Form 8-K reporting on the conversion of 50,000 shares of Series A Preferred Stock by Richard Surber into 500 million shares of restricted common stock and the conversion of Series C Preferred Stock into 117 million shares of common stock by four employees.

(3)
On November 6, 2008, the Company filed a Form 8-K reporting on the sale of the Wallace/Bennett buildings by Wasatch Captial Corporation, a subsidiary of the company.  The sale price was $2,150,000 and will result in both a cash payment and a note to be carried by Wasatch for the balance of the purchase price.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November, 2008.

Nexia Holdings, Inc.

Date: November 14, 2008	By:	/s/ Richard Surber
Richard Surber President and Director

INDEX OF EXHIBITS
Exhibit No.	Exhibit Page No.	Description
3(i)(a)	*	Articles of Incorporation of the Company in Colorado, 1987. (Incorporated by reference to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).
3(i)(b)	*	Articles of Amendment to change the name of the Company. (Incorporated by reference to the Company's Form SB-2 as filed with the Securities and Exchange Commission on January 12, 2006).
3(i)(c)	*
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

31.1	28	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	29	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32	30	CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

Other

99(lix)	*
July 17, 2008, a Stock Option Agreement between the Company and Guy Cook granting 40,150,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.  (Incorporated by reference from the 10-Q for the period ended June 30, 2008 filed by the Company)

99(lx)	31
September 9, 2008, a Stock Option Agreement between the Company and Shauna Postma granting 100,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(lxi)	33
September 9, 2008, a Stock Option Agreement between the Company and Pamela Hyde granting 100,000 options with an option set at 50% of the market price at the time of exercise, all of the options vested immediately.

99(lxii)	35
September 9, 2008, a Stock Option Agreement between the Company and Fredrick Hunzeker granting 500,000 options with an option set at $0.25 per share at the time of exercise, all of the options vested immediately.  (The board of directors later awarded the same number of shares without an option price on the 500,000 shares.)

99(lxiii)	37
September 9, 2008, a Stock Option Agreement between the Company and John Mortensen granting 500,000 options with an option set at $0.25 per share at the time of exercise, all of the options vested immediately.  (The board of directors later awarded the same number of shares without an option price on the 500,000 shares.)

99(lxiv)	39
September 9, 2008, a Stock Option Agreement between the Company and Michael Golightly granting 500,000 options with an option set at $0.25 per share at the time of exercise, all of the options vested immediately.  (The board of directors later awarded the same number of shares without an option price on the 500,000 shares.)

Subsequent Events